Form 10-Q
period 2000-09-30
ISTA PHARMACEUTICALS INC
filed 2000-11-14
CIK 930553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OR 1934 FOR THE TRANSITION PERIOD FROM __________________ TO __________________


                             ----------------------

                        Commission File Number: 333-34120


                           ISTA PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                          33-0511729
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                   15279 ALTON PARKWAY #100, IRVINE, CA 92618
                    (Address of principal executive offices)

                                 (949) 788-6000
              (Registrant's telephone number, including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the resistant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No


       The number of shares of the registrant's common stock, $.001 par value, outstanding as of October 31 was 15,342,224.

                                TABLE OF CONTENTS

                                                                                                 Page No

PART I        FINANCIAL INFORMATION

   Item 1     Financial Statements   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   3

                Condensed Balance Sheets  -  December 31, 1999 and
                September 30, 2000 (unaudited)   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   3

                Condensed Statements of Operations (unaudited)  -  Three and
                Nine Months Periods Ended September 30, 2000 and 1999 .  .  .  .  .  .  .  .  .  .   4

                Condensed Statement of Cash Flows (unaudited)  -  Nine Month
                Periods Ended September 30, 2000 and 1999 .  .  .  .  .  .  .  .  .  .  .  .  .  .   5

                Notes to Unaudited Condensed Financial Statements  .  .  .  .  .  .  .  .  .  .  .   6

   Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    7

   Item 3     Quantitative and Qualitative Disclosure about Market Risk .  .  .  .  .  .  .  .  .   13


PART II       OTHER INFORMATION

   Item 1     Legal Proceedings  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   14

   Item 2     Change in Securities and Use of Proceeds   .  .  .  .  .  .  .  .  .  .  .  .  .  .   14

   Item 3     Defaults upon Senior Securities   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   15

   Item 4     Submission of Matters to a Vote of Security Holders .  .  .  .  .  .  .  .  .  .  .   15

   Item 5     Other Information  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   15

   Item 6     Exhibits and Reports on Form 8-K  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   15

              Signatures   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   16

              Index of Exhibits  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   17

PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS


                           ISTA PHARMACEUTICALS, INC.
                             CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                                             September 30    December 31
                                                                  2000          1999
                                                             ------------    -----------
                                                             (Unaudited)

                                     ASSETS
Current assets:
   Cash and cash equivalents                                   $  13,118      $    709
   Short-term investments, available for sale                     18,271            --
   Receivable from related party                                     105            --
   Advance payments - clinical trials                                444           877
   Other current assets                                              170            59
                                                               ---------      --------
      Total current assets                                        32,108         1,645

Property and equipment, net                                          890           984
Note receivable from officer                                         160           152
Deposits and other assets                                            127           239
                                                               ---------      --------
      Total Assets                                             $  33,285      $  3,020
                                                               =========      ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                            $   1,293      $    823
   Accrued compensation and related expense                           63            74
   Accrued expenses - clinical trials                              1,217         4,783
   Other accrued expenses                                          1,272           208
   Current portion of obligation under capital lease                  62           250
   Notes payable to stockholders                                      --           500
                                                               ---------      --------
      Total current liabilities                                    3,907         6,638

Obligation under capital lease                                        --            15
Deferred rent                                                         15            22
License fee received from Visionex                                    --         5,000
Stockholders' equity (deficit):
   Preferred stock                                                    --        25,496
   Common stock                                                       15         3,891
   Additional paid in capital                                    103,908            --
   Deferred compensation                                          (3,206)       (2,215)
   Cumulative foreign currency translation adjustment                (29)           --
   Accumulated unrealized loss on investments                         (4)           --
   Deficit accumulated during the development stage              (71,321)      (35,827)
                                                               ---------      --------
      Total stockholders' equity (deficit)                        29,363        (8,655)
                                                               ---------      --------
      Total Liabilities and Stockholders' Equity (Deficit)     $  33,285      $  3,020
                                                               =========      ========

                           ISTA PHARMACEUTICALS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                    For the Period
                                                                                                         From
                                                                                                     February 13,
                                                                                                         1992
                                                  Three Months Ended          Nine Months Ended       (Inception)
                                                     September 30                September 30           Through
                                                 ---------------------      ---------------------    September 30,
                                                   2000         1999          2000         1999          2000
                                                 --------      -------      --------      -------   --------------

Operating expenses:
   Research and development                      $  4,075      $ 2,341      $ 11,655      $ 7,597      $ 38,397
   General and administrative                       1,590          458         4,801        1,379        14,337
                                                 --------      -------      --------      -------      --------
Total operating expenses                            5,665        2,799        16,456        8,976        52,734
                                                 --------      -------      --------      -------      --------
Loss from operations                               (5,665)      (2,799)      (16,456)      (8,976)      (52,734)
Interest income                                       124           27           255           61           995
Interest expense                                       (2)         (12)          (48)         (39)         (293)
                                                 --------      -------      --------      -------      --------
Net loss                                           (5,543)      (2,784)      (16,249)      (8,954)      (52,032)

Deemed dividend for preferred stockholders             --           --       (19,245)          --       (19,245)
                                                 --------      -------      --------      -------      --------

Net loss attributable to common stockholders     $ (5,543)     $(2,784)     $(35,494)     $(8,954)     $(71,277)
                                                 ========      =======      ========      =======      ========

Net loss per common share, basic and diluted     $  (0.70)     $ (1.84)     $  (8.98)     $ (6.05)
                                                 ========      =======      ========      =======

Shares used in computing net loss per
   common share, basic and diluted                  7,954        1,512         3,954        1,480

Pro forma net loss per common share, basic
   and diluted                                   $  (0.42)     $ (0.37)     $  (3.18)     $ (1.29)
                                                 ========      =======      ========      =======

Shares used in computing pro forma net loss
   per common share, basic and diluted             13,265        7,610        11,167        6,940

                           ISTA PHARMACEUTICALS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                              For the Period
                                                                                  From
                                                                               February 13,
                                                                                  1992
                                                       Nine Months Ended        (Inception)
                                                          September 30           Through
                                                     ---------------------     September 30,
                                                       2000         1999          2000
                                                     --------      -------    --------------

OPERATING ACTIVITIES
Net loss                                             $(35,494)     $(8,954)     $(71,277)
Deemed dividend for preferred stockholders             19,245           --        19,245
Adjustments to reconcile net loss to net cash
used in operating activities:
   Amortization of deferred compensation                2,552            6         3,887
   Common stock issued for services                       113           --           113
   Depreciation and amortization                          225          171           895
Changes in operating assets and liabilities:
  Accounts receivable                                      --            1            --
  Advanced payments - clinical trials                     433         (109)         (503)
  Other current assets                                   (111)          --          (111)
  Note receivable from officer                             (8)          (8)         (160)
  Deposits and other assets                               112          (39)         (127)
  Accounts payable                                        470          836         1,293
  Accrued compensation and related expenses               (11)        (117)           63
  Accrued expenses - clinical trials                   (3,566)          --         1,424
  Other accrued expenses                                1,064           --         1,064
  Deferred rent                                            (7)          (3)           15
  License fee received from Visionex                       --           --         5,000
                                                     --------      -------      --------
      Net cash used in operating activities           (14,983)      (8,216)      (39,179)
                                                     --------      -------      --------

INVESTING ACTIVITIES
Purchase of marketable investment securities          (20,275)          --       (20,275)
Sale of marketable investment securities                2,000           --         2,000
Purchase of equipment                                    (112)        (136)       (1,758)
Proceeds from refinancing under capital leases             --           --           827
Cash acquired from Visionex transaction                 4,403           --         4,403
                                                     --------      -------      --------
      Net cash used in investing activities           (13,984)        (136)      (14,803)
                                                     --------      -------      --------

FINANCING ACTIVITIES
Payments on obligation under capital leases              (204)        (158)         (766)
Proceeds from exercise of stock options                   297           --           416
Proceeds from bridge loans with related parties         1,250           --         5,047
Payments on bridge loans with related parties          (1,750)          --        (3,755)
Proceeds from issuance of preferred stock              10,000        8,205        34,215
Repurchase of preferred stock                              --           --           (56)
Proceeds from issuance of common stock                 31,812           70        32,028
                                                     --------      -------      --------
      Net cash provided by financing activities        41,405        8,117        67,129

Effect of exchange rate changes on cash                   (29)          --           (29)
                                                     --------      -------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       12,409         (235)       13,118

Cash and cash equivalents at beginning of period          709        2,393            --
                                                     --------      -------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 13,118      $ 2,158      $ 13,118
                                                     ========      =======      ========

                           ISTA PHARMACEUTICALS, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.   THE COMPANY

ISTA Pharmaceuticals, Inc. ("ISTA" or the "Company") was incorporated in the state of California on February 13, 1992 to discover, develop and market novel therapeutics for diseases and conditions of the eye. ISTA's initial product development efforts are focused on using highly purified formulations of the enzyme hyaluronidase to treat diseases and conditions such as vitreous hemorrhage, diabetic retinopathy, corneal opacification and keratoconus. The Company's lead product candidate, Vitrase(R), currently in Phase III clinical trials, is a proprietary drug for the treatment of vitreous hemorrhage. The Company has not commenced commercial operations and is considered to be in the development stage. The Company reincorporated in Delaware on August 4, 2000.

2.   BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the accompanying financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, consisting of only normal, recurring accruals, necessary to present fairly the Company's financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company's 1999 audited financial statements and footnotes included in the Company's Final Prospectus dated August 21, 2000 (the "Final Prospectus").

On March 8, 2000, ISTA acquired all the outstanding shares of Visionex Pte. Ltd. in a transaction accounted for as a purchase. The operations of Visionex are included in the condensed financial statements since the date of acquisition. All intercompany accounts have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS No. 130, the accumulated balance of unrealized gains/(losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders' equity.

4.   NET LOSS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (SAB) No. 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options, outstanding during the period. Such common share equivalents shares have not been included in the Company's computation of net loss per share as their effect would be anti-dilutive.

Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

Pro forma net loss per common share in the condensed statement of operations has been computed as described above and also gives effect to common equivalent shares arising from preferred stock that was converted to common stock on the closing date of the initial public offering (August 25, 2000), and the exercise of common stock warrants on that same date, using the as-if converted method from the original date of issuance.

Included in net loss per common share, basic and diluted, and pro forma net loss per common share, basic and diluted, for the nine months ended September 30, 2000 is the deemed dividend for preferred stockholders of approximately $19,245,000, which relates to the Company's acquisition of Visionex on March 8, 2000. The deemed dividend represents the excess of the estimated value of the preferred shares issued to purchase Visionex over the net tangible assets acquired.

5.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which we will adopt on January 1, 2001. SFAS No. 133 sets forth a comprehensive and consistent standard for the recognition of derivatives and hedging activities. SFAS No. 133 is not anticipated to have an impact on our results of operations or financial condition when adopted as we currently hold no derivative financial instruments and do not currently engage in hedging activities.

In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25". FIN 44 clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees", the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. Management believes that FIN 44 will not have a material effect on our financial position or results of operations.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or similar words are intended to identify forward looking statements, although not all forward looking statements contain these words.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date hereof to conform such statements to actual results or to changes in our expectations.

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation "Factors That May Affect Results of Operations and Financial Condition" set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions, "Management Discussion and Analysis of Financial Condition and Results of Operations", "Risk Factors", "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements", included in the Final Prospectus.

OVERVIEW

ISTA was founded to discover, develop and market new remedies for diseases and conditions of the eye. Our product development efforts are focused on using highly purified formulations of the enzyme hyaluronidase to treat diseases and conditions such as vitreous hemorrhage, diabetic retinopathy, corneal opacification and keratoconus. Our lead product candidate, Vitrase, currently in Phase III clinical trials, is a proprietary drug for the treatment of severe vitreous hemorrhage.

We currently have no products available for sale. We have incurred losses since our inception and had an accumulated deficit through September 30, 2000 of $71.3 million. Our losses have resulted primarily from research and development activities, including clinical trials, related general and administrative expenses and a deemed dividend for preferred stockholders. We expect to continue to incur operating losses for the foreseeable future as we continue our research and development and clinical testing activities, and seek regulatory approval for our product candidates.

In March 2000, we completed the acquisition of Visionex, a Singapore corporation, which is conducting a Phase II clinical trial of Vitrase in Singapore. Visionex was a related party through common ownership by some of our stockholders. We currently plan for Visionex to continue to conduct our ongoing Phase II clinical trial of Vitrase.

In March 2000, we entered into a collaboration with Allergan, Inc. under which Allergan will be responsible for the marketing, sale and distribution of Vitrase in the United States and all international markets, except Mexico until April 2004 and Japan. We will be dependent on the success of Allergan in commercializing Vitrase in these markets. Our principal sources of revenue from this collaboration and the commercialization of Vitrase will be milestone, royalty and profit sharing payments received from Allergan. Under the terms of the collaboration, we are responsible for the manufacture of Vitrase and for supplying all of Allergan's requirements for Vitrase. If we are successful in obtaining regulatory approval for Vitrase and Allergan achieves significant sales of the product, our aggregate manufacturing costs will increase.

RESULTS OF OPERATIONS

Three months Ended September 30, 2000 and 1999

Research and development expenses. Research and development expenses were $4.1 million for the three months ended September 30, 2000 compared to $2.3 million for the three months ended September 30, 1999. The increase of $1.8 million was primarily attributable to the expansion of our preclinical and clinical development activities, particularly expenses directly related to the Phase III clinical trials of Vitrase for severe vitreous hemorrhage, two Phase II trials and related infrastructure and support. We expect research and development expenses to increase in aggregate dollar terms in future periods primarily as a result of payments to contract research organizations.

General and administrative expenses. General and administrative expenses were $1.6 million for the three months ended September 30, 2000 compared to $460,000 for the three months ended September 30, 1999. The $1.1 million increase was primarily attributable to non-cash stock based compensation expense related to stock options granted prior to our initial public offering.

Interest income. Interest income was $124,000 for the three months ended September 30, 2000 compared to $27,000 for the three months ended September 30, 1999. The increase of $97,000 was directly attributable to the investment of the proceeds from our initial public offering in August 2000.

Interest expense. Interest expense was $2,000 for the three months ended September 30, 2000 and $12,000 for the three months ended September 30, 1999. The decrease of $10,000 was primarily attributable to the reduced outstanding balances of our capital leases.

Nine Months Ended September 30, 2000 and 1999

Research and development expenses. Research and development expenses were $11.7 million for the nine months ended September 30, 2000 compared to $7.6 million for the nine months ended September 30, 1999. The increase of $4.1 million was primarily attributable to the expansion of our preclinical and clinical development activities, primarily consisting of expenses directly related to our two Phase III clinical trials of Vitrase for severe vitreous hemorrhage and two Phase II trials, including expenses associated with clinical research organizations and consultants assisting us with the conduct of these trials.

General and administrative expenses. General and administrative expenses were $4.8 million for the nine months ended September 30, 2000 compared to $1.4 million for the nine months ended September 30, 1999. The $3.4 million increase was primarily attributable to non-cash compensation expense related to stock option grants and increasing our staff in support of our expanding operations.

Interest income. Interest income was $255,000 for the nine months ended September 30, 2000 compared to $61,000 for the nine months ended September 30, 1999. The increase of $194,000 was attributable to higher cash balances and the investment of the proceeds from our initial public offering in August 2000.

Interest expense. Interest expense was $48,000 for the nine months ended September 30, 2000 and $39,000 for the nine months ended September 30, 1999. The increase of $9,000 was primarily attributable interest on loans from some stockholders that were repaid in March 2000.

Deemed dividend. During the nine months ended September 30, 2000, we acquired Visionex and accounted for the acquisition under the purchase method of accounting. At the time of the acquisition, we recorded $4.4 million of tangible assets acquired and recorded a deemed dividend of $19.2 million for the excess of the estimated value of the shares issued over the net tangible assets acquired.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, we had approximately $31.4 million in cash and short-term investments.

We have financed our operations since inception primarily through the sale of our common stock in our initial public offering in August 2000 and private sales of our preferred stock. We received net proceeds of $10.0 million from the private sale of preferred stock and $31.8 million from our initial public offering during the nine-month period ended September 30, 2000.

During January and February 2000, we borrowed an aggregate of $1.3 million from certain of our stockholders. We repaid this amount, together with accrued interest, in March 2000.

For the nine months ended September 30, 2000, we used $15.0 million of cash for operations principally as a result of the net loss of $35.5 million partially offset by the non-cash deemed dividend for preferred stockholders of approximately $19.2 million and non-cash compensation expense of approximately $2.6 million. We used approximately $8.2 million of cash for operations in the nine months ended September 30, 1999.

For the nine months ended September 30, 2000, we used approximately $14.0 million of cash for investing activities compared to approximately $136,000 for the nine months ended September 30, 1999. These expenditures were primarily for the purchase of marketable securities and equipment to support our operations. These expenditures were partially offset by our receipt in March 2000 of approximately $4.4 million in cash from the acquisition of Visionex.

Net cash provided by financing activities totaled $41.4 million for the nine months ended September 30, 2000 compared to $8.1 million for the nine months ended September 30, 1999. The increase in net cash provided by financing activities in 2000 is primarily attributable to completion of our initial public offering in August 2000.

We believe that cash on hand will be sufficient to support our operations for approximately the next twenty one months. We will need to raise additional funds to continue the development and commercialization of our product candidates beyond this period. This additional financing may not be available when needed or, if available, may not be on terms favorable to us or to our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our product development efforts or may limit our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

Our actual future capital requirements will depend on many factors, including the following:

    o   the rate of progress of our research and development programs

    o   the results of our clinical trials

    o   the time and expense necessary to obtain regulatory approvals

    o   our ability to establish and maintain collaborative relationships

    o   competitive, technological, market and other developments

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies.


FACTORS THAT MAY EFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

WE HAVE A HISTORY OF NET LOSSES; WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. As of September 30, 2000, our accumulated deficit was $71.3 million, including a net loss of approximately $14.3 million for the year ended December 31, 1999 and a net loss of $35.5 million for the nine months ended September 30, 2000. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. It is possible that we will never achieve profitable operations.

OUR PHASE III CLINICAL TRIAL RESULTS FOR VITRASE ARE UNCERTAIN. IF TRIAL RESULTS ARE NOT SATISFACTORY, WE MAY BE FORCED TO TERMINATE DEVELOPMENT OF VITRASE.

We are currently conducting two multinational Phase III clinical trials for Vitrase in patients that we classify as having a severe vitreous hemorrhage. If the results of these trials are not satisfactory, we will need to conduct additional clinical trials or cease the development of Vitrase. These trials are designed to support fast-track regulatory approval, meaning the United States Food and Drug Administration ("FDA") will attempt to complete review of our application within six months of filing. We cannot predict the ultimate impact, if any, of the fast-track process on the timing or likelihood of FDA approval of Vitrase. If we obtain fast-track approval, we will need to continue following patients who participate in the trial or initiate additional clinical trials to document improvement in visual acuity or other related objective clinical benefit. This may require several years of follow-up. If there is significant patient drop-out from the study after treatment or if patients fail to participate in follow-up procedures, we will be unable to document improvement in visual acuity or other related objective clinical benefit. If we fail to document an improvement in visual acuity or other related objective clinical benefit, the FDA may withdraw our approval on an expedited basis.

IF WE CANNOT RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS, WE MAY NEED TO SIGNIFICANTLY CURTAIL OUR OPERATIONS.

We believe that our cash on hand will be sufficient to fund our operations and capital expenditure needs for approximately the next twenty one months. However, we will need to raise additional funds to continue the development and commercialization of our product candidates beyond this period.

If we experience unanticipated cash requirements, we may need to raise additional funds to continue the development and commercialization of our product candidates. These funds may not be available on favorable terms, or at all. If we do not succeed in raising additional funds, we may need to curtail our operations significantly.

IF WE DO NOT RECEIVE AND MAINTAIN REGULATORY APPROVALS FOR OUR PRODUCTS, WE WILL NOT BE ABLE TO MANUFACTURE OR MARKET OUR PRODUCTS.

None of our product candidates has received regulatory approval from the FDA. Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States. Other countries have similar requirements.

The process that pharmaceuticals must undergo to receive necessary approval is extensive, time-consuming and costly, and there is no guarantee that regulatory authorities will approve any of our product candidates. FDA approval can be delayed, limited or not granted for many reasons, including:

    o   a product candidate may not be safe or effective

    o even if we believe data from preclinical testing and clinical trials should justify approval, FDA officials may disagree

    o the FDA might not approve our manufacturing processes or facilities or the processes or facilities of our contract manufacturers or raw material suppliers

    o   the FDA may change its approval policies or adopt new regulations

    o the FDA may approve a product candidate for indications that are narrow, which may limit our sales and marketing activities

The process of obtaining approvals in foreign countries is subject to delay and failure for the same reasons.

IF WE ARE NOT ABLE TO COMPLETE OUR CLINICAL TRIALS SUCCESSFULLY OR OUR CLINICAL TRIALS ARE DELAYED, WE MAY NOT BE ABLE TO OBTAIN REGULATORY APPROVALS TO MARKET OUR PRODUCTS.

Many of our research and development programs are at an early stage and clinical testing is a long, expensive and uncertain process. We may not complete our clinical trials on schedule, including our two multinational Phase III clinical trials for Vitrase. Delays in patient enrollment in the trials may result in increased costs, program delays or both, which could slow our product development and approval process. Even if initial results of preclinical studies or clinical trial results are positive, we may obtain different results in later stages of drug development, including failure to show desired safety and efficacy.

The clinical trials of any of our product candidates could be unsuccessful, which would prevent us from commercializing the relevant product. Our failure to develop safe and effective products would substantially impair our ability to generate revenues and materially harm our business and financial condition.

IF ALLERGAN DOES NOT PERFORM ITS DUTIES UNDER OUR AGREEMENTS, OUR ABILITY TO COMMERCIALIZE VITRASE MAY BE SIGNIFICANTLY IMPAIRED.

We have entered into a collaboration with Allergan for Vitrase. If we obtain regulatory approval for Vitrase, we will be dependent on Allergan for the commercialization of Vitrase. The amount and timing of resources Allergan dedicates to our collaboration is not within our control. Accordingly, any breach or termination of our agreements by Allergan could delay or stop the commercialization of Vitrase. Allergan may change its strategic focus, pursue alternative technologies or develop competing products. Unfavorable developments in our relationship with Allergan could have a significant adverse effect on us and our stock price.

IF THE THIRD PARTIES THAT WE DEPEND UPON TO MANUFACTURE OUR PRODUCTS ARE NOT ABLE TO SATISFY OUR REQUIREMENTS, OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS COULD BE DELAYED OR STOPPED.

We have a supply agreement with Biozyme Laboratories, Ltd. pursuant to which Biozyme supplies Prima Pharm, our contract manufacturer, with all of our ovine hyaluronidase requirements for use in our clinical trials. We then rely on Prima Pharm for formulation and filling of dose specific vials of hyaluronidase. Biozyme is currently our only source for highly purified hyaluronidase, which is extracted from sheep in New Zealand.

To date, Prima Pharm has produced only small quantities of our product for use in clinical trials. Prima Pharm may be unable to scale up production when necessary or accurately and reliably manufacture commercial quantities of our products at reasonable costs. Moreover, the manufacturing facilities of Prima Pharm must comply with current Good Manufacturing Practices regulations, which the FDA strictly enforces. Difficulties in our relationship with Biozyme or Prima Pharm, or any other future contract manufacturer, could limit our ability to provide sufficient quantities of our products for clinical trials and commercial sales.

WE MAY BE REQUIRED TO BRING LITIGATION TO ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY RESULT IN SUBSTANTIAL EXPENSE.

We rely on patents to protect our intellectual property rights. The strength of this protection, however, is uncertain. In particular, it is not certain that:

    o our patents and pending patent applications use technology that we invented first

    o   we were the first to file patent applications for these inventions

    o others will not independently develop similar or alternative technologies or duplicate our technologies

    o   any of our pending patent applications will result in issued patents

    o any patents issued to us will provide a basis for commercially viable products, will provide us with any competitive advantages or will not face third party challenges or be the subject of further proceedings limiting their scope

We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. We could also become involved in opposition proceedings in foreign countries challenging the validity of our patents. In addition, costly litigation could be necessary to protect our patent position. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving, and, consequently, patent positions in our industry are generally uncertain. We may not prevail in any lawsuit or, if we do prevail, we may not receive commercially valuable remedies. Failure to protect our patent rights could harm us.

We also rely on trade secrets, unpatented proprietary know-how and continuing technological innovation that we seek to protect with confidentiality agreements with employees, consultants and others with whom we discuss our business. These individuals may breach our confidentiality agreements and our remedies may not be adequate to enforce these agreements. Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of these agreements, and we may not resolve these disputes in our favor. Furthermore, our competitors may independently develop trade secrets and proprietary technology similar to ours. We may not be able to maintain the confidentiality of information relating to such products.

OUR PRODUCTS COULD INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH MAY CAUSE US TO ENGAGE IN COSTLY LITIGATION AND, IF WE ARE NOT SUCCESSFUL, COULD CAUSE US TO PAY SUBSTANTIAL DAMAGES AND PROHIBIT US FROM SELLING OUR PRODUCTS.

Third parties may assert patent, trademark or copyright infringement or other intellectual property claims against us based on their patents or other intellectual property. We may be required to pay substantial damages, including but not limited to treble damages, for past infringement if it is ultimately determined that our products infringe a third party's intellectual property rights. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. Further, we may be unable to sell our products before we obtain a license from the owner of the relevant technology or other intellectual property rights. If such a license is available at all, it may require us to pay substantial royalties.

We are in negotiations with a third party for our acquisition of rights to patent applications owned by such party related to our Keraform product in development. If we are not successful in finalizing this acquisition, we may be required to license these patent rights in order to commercialize our Keraform product as currently planned. Such a license may not be available to us on favorable terms, if at all. If such license is not available and we commercialize our Keraform product in its current configuration, there is a possibility that we could be sued for patent infringement should any patents containing claims related to our Keraform product issue from these patent applications.

IF WE DO NOT RECEIVE THIRD-PARTY REIMBURSEMENT, OUR PRODUCTS MAY NOT BE ACCEPTED IN THE MARKET.

Third-party payors are increasingly attempting to limit both the coverage and the level of reimbursement of new drug products to contain costs. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. If we succeed in bringing one or more of our product candidates to market, third-party payors may not establish adequate levels of reimbursement for our products, which could limit their market acceptance.

WE FACE INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE THAT COULD RESULT IN PRODUCTS THAT ARE SUPERIOR TO THE PRODUCTS WE ARE DEVELOPING.

We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors may include Alcon Laboratories, Inc., Bausch & Lomb, Incorporated, CIBA Vision (a unit of Novartis AG), and Eli Lilly and Company. These competitors may develop technologies and products that are more effective or less costly than our current or future product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

WE ARE EXPOSED TO PRODUCT LIABILITY CLAIMS, AND INSURANCE AGAINST THESE CLAIMS MAY NOT BE AVAILABLE TO US AT A REASONABLE RATE.

The coverage limits of our insurance policies may be inadequate to protect us from any liabilities we might incur in connection with clinical trials or the sale of our products. Product liability insurance is expensive and in the future may not be available on acceptable terms or at all. A successful claim or claims brought against us in excess of our insurance coverage could materially harm our business and financial condition.

WE DEAL WITH HAZARDOUS MATERIALS AND GENERATE HAZARDOUS WASTES AND MUST COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS, WHICH CAN BE EXPENSIVE AND RESTRICT HOW WE DO BUSINESS. WE COULD ALSO BE LIABLE FOR DAMAGES OR PENALTIES IF WE ARE INVOLVED IN A HAZARDOUS MATERIAL OR WASTE SPILL OR OTHER ACCIDENT.

Our research and development work and manufacturing processes involve the use of hazardous materials and waste, including chemical, radioactive and biological materials. Our operations also produce hazardous wastes. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste. In the event of a hazardous material or waste spill or other accident, we could also be liable for damages or penalties. In addition, we may be liable or potentially liable for injury or contamination that results from our or a third party's use of these materials, and our liability could exceed our total assets.


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 1999 and for the first nine months of 2000 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated primarily in the United States and have had no sales to date. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations. Visionex's functional currency is the Singapore dollar and a portion of Visionex's business is conducted in currencies other than the Singapore dollar. However, Visionex's operations have historically been insignificant and we have no current plans to substantially increase Visionex's activity. As a result, currency fluctuations between the Singapore dollar and the currencies in which Visionex does business will cause foreign currency translation gains and losses. We do not expect our foreign currency translation gains or losses to be material. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.


PART II  OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

None


ITEM 2     CHANGE IN SECURITIES AND USE OF PROCEEDS

INITIAL PUBLIC OFFERING

On August 25, 2000 the Company completed an initial public offering of 3,000,000 shares of common stock at an initial public offering price of $10.50 per share with gross proceeds of $31,500,000. Net proceeds, after a 7% underwriters discount were $29,295,000. Additional expenses relating to the initial public offering, other than the underwriters discount, amounted to $1,918,000. The managing underwriters for the offering were CIBC World Markets, Prudential Vector Healthcare and Thomas Weisel Partners LLC. The shares of common stock sold in the offering were registered under the Act in a Registration Statement on Form S-1, as amended (File No. 333-34120). The Securities and Exchange Commission initially declared the Registration Statement effective on August 9, 2000. We subsequently filed two post-effective amendments to the Registration Statement, the last of which was declared effective on August 21, 2000.

In September 2000, the underwriters exercised their over-allotment option for an additional 450,000 shares of common stock at the initial public offering price of $10.50, less a 7% discount, resulting in net proceeds of $4,394,000.

The net proceeds from our initial public offering are primarily being used to fund our clinical trials and preclinical research, with a particular focus on Vitrase for the treatment of severe vitreous hemorrhage, and for general corporate purposes, including working capital. We may use a portion of the net proceeds to acquire or invest in technologies, products or businesses complementary to our business. We are in negotiations with a third party for our acquisition of rights to patent applications owned by such third party related to our Keraform product. We do not anticipate that the costs of acquiring these rights will be material. None of the net offering proceeds of ISTA have been or will be paid directly or indirectly to any director, officer, general partner of ISTA or their associates, persons owning more than 10% or more of any class of ISTA's equity securities, or an affiliate of ISTA.

On the closing date of the initial public offering, all of the Company's convertible preferred stock converted into 8,783,627 shares of common stock.

1993 STOCK PLAN

During the three months ended September 30, 2000 and prior to the completion of the initial public offering on August 25, 2000, the Company granted options to purchase 161,481 shares of common stock under our 1993 Stock Plan. During the three months ended September 30, 2000 eligible optionees under the 1993 Stock Plan exercised options for 209,567 shares of common stock. Upon completion of the initial public offering, the 1993 Stock Plan terminated. All shares reserved but not yet issued under the 1993 Stock Plan are now available for grant under the 2000 Stock Plan.

CAPITAL STRUCTURE

On September 30, 2000, the Company's authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value, 15,342,224 shares outstanding; and 5,000,000 shares of convertible preferred stock, $0.001 par value, no shares outstanding.


ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5     OTHER INFORMATION

None


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

       Exhibit
       Number              Description
       ------              -----------

          27.1             Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on this 14th day of November 2000.


                                                  ISTA Pharmaceuticals, Inc.
                                                  --------------------------
                                                         (Registrant)


                                                      /s/ J. C. MacRae
                                                      ----------------
                                                        J. C. MacRae
                                                  Executive Vice President,
                                                 Chief Operating Officer and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                            Description
-------                           -----------

  27.1                      Financial Data Schedule