Form 10-K
period 2000-12-31
ISTA PHARMACEUTICALS INC
filed 2001-03-30
CIK 930553

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

        [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                                       or

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT 1934
                  From the transition period from ________ to ________

                        COMMISSION FILE NUMBER 333-34120

                           ISTA PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             33-0511729
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

            15279 ALTON PARKWAY, SUITE 100, IRVINE, CALIFORNIA 92618
                    (Address of principal executive offices)

                                 (949) 788-6000
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                          Name of each exchange on which registered:
       None                                                      N/A

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

        The aggregate market value of the Registrant's voting stock held by non-affiliates on March 15, 2001 was approximately $39,185,000.

        As of March 15, 2001 there were 15,504,983 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

                                TABLE OF CONTENTS

PART I
    Item 1:  Business ................................................................................   3
    Item 2:  Properties ..............................................................................  21
    Item 3:  Legal Proceedings .......................................................................  21
    Item 4:  Submission of Matters to a Vote of Security Holders .....................................  21

PART II
    Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters ...................  22
    Item 6:  Selected Financial Data .................................................................  23
    Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations ...  24
    Item 7A: Quantitative and Qualitative Disclosures about Market Risk ..............................  28
    Item 8:  Financial Statements and Supplemental Data ..............................................  28
    Item 9:  Changes and Disagreements with Accountants and Financial Disclosure .....................  28

PART III
    Item 10: Executive Officers of the Registrant ....................................................  29
    Item 11: Executive Compensation ..................................................................  30
    Item 12: Security Ownerships of Certain Beneficial Owners and Management .........................  30
    Item 13: Certain Relationships and Related Transactions ..........................................  30

PART IV
    Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K .........................  31


SIGNATURES

CONSOLIDATED FINANCIAL STATEMENTS

PART I


This Form 10-K contains forward-looking statements that involve risks and uncertainties. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of this report Words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation "Risk Factors" set forth in this Form 10-K.

ITEM 1: BUSINESS

OVERVIEW

ISTA Pharmaceuticals, Inc. (the Company or ISTA) was founded to discover, develop and market new remedies for diseases and conditions of the eye. Our product development efforts are focused on using highly purified formulations of the enzyme hyaluronidase to treat diseases and conditions such as vitreous hemorrhage, diabetic retinopathy, corneal opacification and keratoconus. Each of these conditions affects a significant number of patients worldwide and can impair vision and potentially cause blindness.

Our lead product candidate, Vitrase, is in Phase III clinical trials for the treatment of severe vitreous hemorrhage. Vitrase has received "fast-track" designation by the FDA, which generally qualifies for priority review, or agency review within six months from acceptance of the filing of a New Drug Application for Vitrase. We are also conducting a pilot Phase IIa clinical trial of Vitrase in Mexico for the treatment of diabetic retinopathy, the leading cause of adult blindness in the United States. In March 2000, we entered into a collaboration with Allergan, Inc. under which Allergan will be responsible for the marketing, sale and distribution of Vitrase in the United States and all international markets, except Mexico and Japan. We are also developing Keratase and Keraform for the treatment of corneal opacification and keratoconus, abnormalities of the cornea.

STRATEGY

Our objective is to build a leading biopharmaceutical company that discovers, develops and commercializes new and superior drug products for treatment of diseases and conditions of the eye. The key elements of our strategy are to:

        - Focus on diseases and conditions representing large underserved markets in ophthalmology. We are targeting diseases and conditions, including vitreous hemorrhage, diabetic retinopathy, corneal opacification and keratoconus, for which there are currently no approved drug treatments. Surgical procedures, when available for these conditions, carry significant risks. These conditions represent a substantial market opportunity in the United States, Europe and Japan. We are developing Vitrase to address diseases and conditions in the back of the eye, an area where few therapies are currently available.

        - Maximize the market opportunity for Vitrase. We are focused on bringing Vitrase to market as quickly as possible and ensuring that it gains broad acceptance for treatment of serious conditions of the eye. We have entered into a collaboration with Allergan, under which Allergan has agreed to use its extensive marketing capabilities to commercialize Vitrase. We are currently in Phase III clinical trials of Vitrase for treatment of severe vitreous hemorrhage and are conducting a pilot Phase IIa clinical trial for treatment of diabetic retinopathy.

        - Leverage our expertise and proprietary position with the enzyme hyaluronidase. We believe that the unique properties of hyaluronidase make it suitable to be used safely and effectively for numerous applications in the eye. We have a successful track record of discovering and patenting new applications for hyaluronidase. All three of our clinical stage product candidates include hyaluronidase. We plan to identify additional applications for this enzyme for potential future development.

        - Form strategic collaborations to accelerate commercialization of our products. To enable us to capitalize more quickly on commercialization opportunities for our products, we will continue to explore additional collaborative opportunities with pharmaceutical companies or others that have domestic and international sales and marketing expertise. As we pursue future collaborations, we may choose to retain some strategic sales and marketing rights.

        - Identify, in-license and acquire complementary products and technologies. We may acquire or in-license complementary products and technologies. We believe that our substantial expertise in the development of ophthalmic products positions us well to attract, evaluate and secure future opportunities.

ANATOMY OF THE EYE

The human eye is approximately one inch in diameter and functions much like a camera. The eye incorporates a lens system (the cornea and the lens) that focuses light, a variable aperture system (the iris) that controls the amount of light passing through the eye and a film (the retina) that records the image. The cornea, lens and iris operate to focus light rays on the retina, which contains the receptors that transmit images through the optic nerve to the brain.

The cavity between the lens and the retina is filled with the vitreous humor, a clear, gel-like substance. The vitreous humor is nearly solid in children and undergoes a natural transition to liquid as one ages.




                              [ILLUSTRATION OF EYE]




Cornea: The clear, transparent outer portion of the front of the eye that provides most of the eye's focusing power.

Iris: The colored part of the eye that helps control the amount of light that enters the eye.

Pupil: The dark hole in the middle of the iris through which light enters the eye.

Lens: The transparent structure inside the eye (behind the cornea and iris) that also focuses light rays onto the retina.

Vitreous humor: The clear, gel-like substance that fills the back of the eye between the lens and the retina.


Retina: The nerve layer that lines the back of the eye. The retina senses light and transmits impulses that are sent through the optic nerve to the brain.

Optic nerve:    The nerve that connects the eye to the brain and carries
                the impulses formed by the retina.

HYALURONIDASE

The term hyaluronidase describes a group of naturally occurring enzymes that can digest certain forms of carbohydrate molecules called proteoglycans. The primary role of hyaluronidase is to digest proteoglycans such as hyaluronan, hyaluronic acid and chondroitin sulphate, substances that are part of various connective tissues in the body, including connective tissues in the eye. Physicians have used hyaluronidase safely and extensively for over 50 years to enhance the absorption of drugs.

In the eye, pharmacological applications of hyaluronidase exploit the properties of this enzyme to modify the structure of the eye for therapeutic purposes. In our development work, we have focused on applications of hyaluronidase to take advantage of its ability to digest proteoglycans to treat a variety of eye diseases and conditions, including vitreous hemorrhage, diabetic retinopathy, corneal opacification and keratoconus. For treatment of serious conditions of the eye, or ophthalmic indications, only highly purified and specially formulated hyaluronidase can be used. Hyaluronidase that is less pure or formulated with preservatives has been shown to be dangerous to the eye and may cause blindness.

PRODUCT DEVELOPMENT PROGRAMS

We have three product candidates in various stages of clinical development as well as other product candidates that we are evaluating in preclinical studies. The following is a summary of our clinical stage product candidates:

PRODUCT             INDICATION                                            DEVELOPMENT STATUS            MARKETING RIGHTS
-------             ----------                                            ------------------            ----------------
 Vitrase            Severe vitreous hemorrhage                            Phase III                     Allergan
                    Diabetic retinopathy                                  Phase IIa                     Allergan
 Keratase           Corneal opacifications                                Phase IIb                     --
 Keraform           Keratoconus                                           Phase IIa planned             --

Allergan has licensed worldwide rights for Vitrase, except for Mexico and Japan.

Vitrase

We are developing Vitrase, a proprietary formulation of hyaluronidase, for treatment of severe vitreous hemorrhage and diabetic retinopathy. When injected into the vitreous humor, Vitrase breaks down the proteoglycan matrix, causing the vitreous humor to liquefy. We believe that this also results in the separation of the vitreous humor from the retina and that, together, these effects are beneficial for treatment of severe vitreous hemorrhage and diabetic retinopathy. Vitrase is administered directly into the vitreous humor through a single-dose injection. The procedure is performed in several minutes in an ophthalmologist's office and is virtually painless due to application of a topical anesthetic. In March 2000, we entered into a collaboration with Allergan for the marketing, sale and distribution of Vitrase in the United States and all international markets, except Mexico and Japan.

Vitreous Hemorrhage

A vitreous hemorrhage occurs when retinal blood vessels rupture and bleed into the vitreous humor. These hemorrhages result from leakage from abnormal, weak blood vessels and are associated with diabetic retinopathy, trauma and other factors. The immediate consequence of a vitreous hemorrhage is a reduction in the amount of light that can pass through the normally clear vitreous humor to the retina. The effects of a hemorrhage can be limited to a few dark spots in vision or, in the case of a severe vitreous hemorrhage, can result in completely obscured vision. Depending on the severity of the vitreous hemorrhage, it may take several months or significantly longer for the body to reabsorb the blood and for the patient to regain vision. In addition to obstructing the patient's vision, a vitreous hemorrhage often prevents physicians from seeing into the back of the eye to diagnose or treat the cause of the hemorrhage. If extensive or repeated bleeding occurs, fibrous tissue or scarring can form on the retina, which can lead to a detachment of the retina and permanent vision loss or blindness.

Patients who seek medical care for a vitreous hemorrhage often visit a physician, who then refers them to a retinal specialist. Treatment options for patients with a vitreous hemorrhage are limited. Currently, there is no drug treatment for vitreous hemorrhage and most retinal specialists initially recommend a "watchful waiting" period, during which the attending physician provides no medical treatment in the hope that the hemorrhage will clear on its own. The risks related to watchful waiting may include continued bleeding and, if caused by diabetic retinopathy, disease progression during the time it takes for the blood to clear on its own, if at all. An alternative to watchful waiting is a surgical procedure called a vitrectomy, in which the vitreous humor and hemorrhage are surgically removed and replaced with a balanced salt solution. There are serious risks associated with a vitrectomy, including both cataract formation and possible loss of vision associated with retinal detachment. These risks contribute to the limited use of vitrectomy as an initial treatment option for vitreous hemorrhage patients.

We believe that a substantial opportunity exists to establish Vitrase as the initial therapy for a severe vitreous hemorrhage. Vitrase, when injected into a blood-filled vitreous humor, promotes clearance by causing the vitreous humor to liquefy and the blood to settle to the bottom of the eye. Vitrase also stimulates the cells responsible for engulfing and breaking down the blood, accelerating the reabsorption of the blood. This clears the path for light to reach the retina enabling the patient to regain vision. In addition, clearing the hemorrhage permits the retinal specialist to visualize, diagnose and treat the underlying cause of the vitreous hemorrhage.

Hemorrhage density can vary significantly between patients who experience vitreous hemorrhage, but even a mild hemorrhage indicates the existence of a serious problem. However, because of the absence of a validated and generally accepted medical definition of the various densities of vitreous hemorrhage, we classify a vitreous hemorrhage as either mild, moderate or severe depending on the density of the vitreous hemorrhage as observed by the physician:

        - mild vitreous hemorrhage is characterized by trace blurring of retinal blood vessels

        - moderate vitreous hemorrhage is characterized by partial obscuration of retinal blood vessels and/or the optic nerve

        - severe vitreous hemorrhage is characterized by complete obscuration of retinal blood vessels and/or the optic nerve

Market Opportunity. Based on market research that we commissioned in February 1999, we believe that approximately 450,000 cases of vitreous hemorrhage occur each year in the United States, a total of 400,000 cases occur each year in the five largest European markets and 190,000 cases occur each year in Japan. Approximately 60% of these cases are due to diabetic retinopathy, 15% are due to trauma and 25% are due to other factors. Potential investors must understand that Vitrase is unlikely to be used in all cases of vitreous hemorrhage. We believe that approximately half of all cases are candidates for treatment using Vitrase.

Clinical/Regulatory Status. In October 1998, the FDA granted fast-track designation for Vitrase for the treatment of severe vitreous hemorrhage. The FDA may approve products with fast-track designation based on clinical studies using surrogate endpoints that are reasonable predictors of a clinical benefit.

We are currently conducting two Phase III trials for the treatment of severe vitreous hemorrhage. These trials are prospective, randomized, parallel, placebo-controlled and double-masked studies. We are conducting one trial, our North American trial, in the United States, Mexico and Canada and will include up to 680 patients. We are conducting the other trial in Europe, Brazil, Australia and South Africa and will include up to 510 patients. As of March 15, 2001, we have enrolled over 900 patients in these trials.

In both studies, we are enrolling patients who have both a severe vitreous hemorrhage that has been present for at least one month and a best corrected visual acuity of less than 20/200 at initial screening. After enrollment, patients are randomly assigned to either a test group or a control group. Patients in the test group receive either a 7.5 (North America only), 55 or 75 international unit, or IU, injection of Vitrase. Patients in the control group receive a saline injection. Treatment success in both studies is defined by the occurrence of any one of the following surrogate endpoints, which must occur within three months following treatment with Vitrase:

        - panretinal laser photocoagulation surgery to slow or stop the cause of the vitreous hemorrhage

        - other surgical treatment not specifically indicated for the clearance of the vitreous hemorrhage (for example, vitrectomy to enable treatment of retinal detachment)

        - documented medical evidence that the clinical cause of the vitreous hemorrhage has been resolved without the need for further therapy

If a surrogate endpoint is achieved, we intend to file a New Drug Application with the FDA using accelerated approval provisions. If the product is approved based on a surrogate endpoint, we will have a requirement to validate the surrogate endpoint by demonstrating that patients treated with Vitrase had a clinically relevant improvement in visual acuity or other related clinical benefit. This can be done post approval. Substantiating a clinical benefit, if any, could be a long process and may be significantly affected by patient dropout or patients' unwillingness to undergo potentially long term post-treatment evaluation.

Prior to the initiation of our Phase III trials, we completed Phase I, Phase IIa and two Phase IIb trials of Vitrase. The Phase I trial was conducted in Mexico and involved 14 patients. Our Phase IIa trial was a pilot safety/efficacy study involving 18 patients with vitreous hemorrhage, four of whom were administered a saline injection, 13 of whom were administered a 75 IU dose injection of Vitrase and one of whom was administered Vitrase in one eye and saline in the other eye. The primary efficacy variable was time to clearance of the vitreous, defined as the investigator's ability to view the retina with sufficient clarity to treat all areas from which the hemorrhage might have originated. Following the administration of either Vitrase or saline, patients were observed for a period ranging from 19 to 124 days, with the average being 56 days. Nine of the 14 patients treated with Vitrase experienced clearance of their vitreous hemorrhage during the period in which these patients were observed while none of the patients that received saline experienced clearance of their vitreous hemorrhage.

We have completed two Phase IIb clinical trials of Vitrase in the United States and Mexico. The two prospective, randomized, double-masked, non-placebo controlled clinical trials involved a total of 378 patients who had a vitreous hemorrhage for at least one month due to diabetic retinopathy or spontaneous bleeding that was sufficiently severe to prevent adequate diagnosis or treatment. The patients were randomly administered either a 7.5, 37.5 or 75 IU dose injection of Vitrase. The primary efficacy variable for both clinical trials was clearance of the vitreous hemorrhage, which was defined as the ability of the investigator to see the back of the eye with sufficient clarity to identify the cause and/or begin appropriate treatment.

In our Phase IIb Mexico clinical trial, we evaluated 225 patients for up to eight weeks following treatment. Hemorrhage clearance was achieved in 48.5% of patients in the 7.5 IU group, 47.1% of patients in the 37.5 IU group, and 63.2% of patients in the 75 IU group. There was no statistically significant difference among any of the dosage groups for the total patient population analysis. However, in a retrospective analysis we divided the total patient population into two discrete subsets, mild/moderate and severe, and found that for patients with a severe vitreous hemorrhage, there was a statistically significant difference in vitreous hemorrhage clearance in the 75 IU dosage group (62.7%) when compared to either the 7.5 IU (40.4%) or the 37.5 IU (40.4%) dosage groups. Although this study was not designed to evaluate visual acuity as a primary endpoint, visual acuity data was collected. Visual acuity improved an average of three lines on the eye chart for patients in each of the three treatment groups who experienced clearance of their vitreous hemorrhage. Visual acuity in patients with non-cleared eyes was essentially unchanged from baseline with no improvement shown. A valid statistical analysis comparing the change in visual acuity between patients with cleared eyes and patients with non-cleared eyes could not be made since patients had not been prospectively randomized into these two groups.

In our Phase IIb U.S. clinical trial, we evaluated 153 patients for up to 56 days following treatment. Hemorrhage clearance was achieved in 54.0% of patients in the 7.5 IU group, 41.5% of patients in the 37.5 IU group, and 56.5% of patients in the 75 IU group. There was no statistically significant difference among dosage groups. A retrospective analysis of patients that we classified as having either a mild/moderate or severe vitreous hemorrhage was not statistically significant between dosage groups. In this retrospective analysis, the vitreous hemorrhage clearance rates for severe hemorrhage patients was 56.3% in the 75 IU group as compared to 36.1% in the 37.5 IU group and 40.0% in the
7.5 IU group.

Despite the absence of a control group in our two Phase IIb clinical trials, we believe that all three doses used in our Phase IIb clinical trials were active and showed varying levels of clearance. We believe this is the first time that any pharmacological agent has been shown to promote the clearance of vitreous hemorrhage in patients. Based on the results of our Phase IIb clinical trials, we commenced our two Phase III clinical trials of Vitrase, including a placebo control group involving a saline injection, for the treatment of severe vitreous hemorrhage.

Based on our evaluations to date, there have been no significant safety issues associated with the use of Vitrase in our clinical trials. Depending on the Vitrase dose, 0% to 45% of patients typically within a day of injection, experience an inflammatory response near the front of the eye between the iris and cornea, which is undetectable to the patient. This condition generally requires no treatment by the retinal specialist and typically resolves itself within seven to 10 days. In our clinical trials, some physicians chose to prescribe topical anti-inflammatory medicine to treat the inflammation.

Diabetic Retinopathy

Abnormal changes and/or damage to the blood vessels in the eye due to diabetes is known as diabetic retinopathy. Diabetic retinopathy is a progressive disease consisting of two stages, nonproliferative and proliferative. Nonproliferative diabetic retinopathy is the first stage of diabetic retinopathy and occurs when the retinal blood vessels swell and leak fluid and small amounts of blood into the eye. Proliferative diabetic retinopathy occurs when normal retinal blood vessels become obstructed and new, abnormal blood vessels begin to grow, or proliferate, on the surface of the retina or into the vitreous humor. The growth of these new, abnormal blood vessels creates a dangerous condition because they are weak and grow beyond the supporting structure of the retina. These blood vessels are prone to bleeding and hemorrhage, and can lead to serious problems, including retinal tears and retinal detachment, both of which can severely impair vision and cause blindness. There is no cure for diabetic retinopathy.

Under current practice, physicians do not generally treat patients at the nonproliferative stage of the disease because there is no effective treatment available. The most common treatment for patients with proliferative diabetic retinopathy is panretinal laser photocoagulation. In this treatment, a laser makes hundreds of tiny burns to the retina to reduce the growth of the abnormal blood vessels into the vitreous humor. Panretinal laser photocoagulation surgery has been shown to be effective in slowing the progression of proliferative diabetic retinopathy. Panretinal laser photocoagulation surgery frequently leads to increased loss of night vision and can make night driving more difficult. Also, after panretinal laser photocoagulation surgery, peripheral, or side vision, is often not as good as before the surgery.

We believe that Vitrase can treat diabetic retinopathy at the nonproliferative stage. Following injection into the vitreous humor, Vitrase acts to separate the vitreous humor from the retina, thereby limiting growth of retinal blood vessels into the vitreous humor. We believe that Vitrase achieves this by breaking down the proteoglycan component of the substance that binds the vitreous humor to the retina and by liquefying the vitreous humor. This process allows the vitreous humor to detach from the retina. Retinal specialists consider this detachment to be beneficial to diabetic retinopathy patients because it delays the progression of the disease.

Market Opportunity. Diabetes continues to be a major healthcare problem in the United States and is projected to continue growing rapidly in many regions outside the United States. Eye disease is commonly associated with diabetes, and the risk of blindness to individuals with diabetes is 25 times greater than in the general population. Of the nearly eight million individuals in the United States diagnosed with diabetes, four to six million have some form of diabetic retinopathy. The majority of individuals with diabetic retinopathy are in the nonproliferative stage of the disease. We believe that these people are potential candidates for treatment using Vitrase.

Clinical/Regulatory Status. We have conducted a preclinical study using an animal model to simulate the effects of diabetic retinopathy. In this model, the growth of abnormal blood vessels in the eye was accelerated by administration of growth factors. In the treated animals, Vitrase was injected into the vitreous humor two weeks prior to the administration of the growth factors. Vitrase significantly reduced the growth of abnormal blood vessels in the Vitrase-treated group versus the control group.

In October 1999, we commenced a 60 patient pilot Phase IIa clinical trial in Mexico City to evaluate the safety and efficacy of a single dose injection of Vitrase to cause a detachment of the vitreous humor from the retina and the impact on slowing the progression of diabetic retinopathy over a one-year period. We completed enrollment in this trial in March 2000. Patients were monitored for one year following enrollment in the trial. In two arms of this four arm trial, Vitrase is being evaluated versus a saline control in patients with nonproliferative diabetic retinopathy. In addition to these two arms, we are studying the ability of a gas called sulfur-hexafluoride, or SF6, when used as an adjunct to Vitrase, to enhance the efficacy of Vitrase in detaching the vitreous humor from the retina. A published, preclinical study has shown that SF6 in combination with Vitrase may be effective in separating the vitreous humor from the retina in an animal model. This study also includes an SF6-gas-only, control study arm. The continued development of Vitrase for the treatment of diabetic retinopathy will be dependent upon our ability to raise additional capital. If we are successful in raising capital in a timely manner, then we may conduct additional trials in the United States to evaluate the safety and efficacy of Vitrase for treatment of diabetic retinopathy.

Keratase

We are developing Keratase, a proprietary formulation of hyaluronidase, for the nonsurgical treatment of corneal opacification. Keratase is a more concentrated formulation of hyaluronidase than Vitrase and is delivered in lower volume. Corneal opacification occurs when the cornea, which is normally transparent, becomes scarred, cloudy or opaque, diminishing the amount of light entering the eye. The severity of opacification can range from scars outside the line of vision to uniformly opaque corneas where light transmission is reduced to the point of blindness.

A normal, clear cornea contains collagen fibrils that are uniformly spaced and connected together by proteoglycans. We believe that abnormal deposits of proteoglycans cause corneal opacification following bacterial, fungal or viral infection or trauma to the eye. We believe this results in an irregular rearrangement of the collagen fibrils, which leads to scattering of light and hazy or blurry vision.

There are currently no approved drug treatment options for corneal opacification. The only treatment option is a corneal transplant, whereby a donor cornea is used to replace a damaged cornea. The number of corneal transplants is limited by cost and availability of donor corneas. The risks associated with corneal transplants include loss of vision, rejection and creation of severe astigmatism.

We believe Keratase can be used to treat corneal opacifications with benefits equivalent to those of corneal transplants but without the associated risks of rejection and astigmatism. We believe that Keratase digests the abnormal deposits of proteoglycans that connect the collagen, allowing the collagen to reorganize, thereby enabling improved vision. Over time, the proteoglycans reform to connect the corneal collagen in the proper reorganized structure.

Market Opportunity. Based on market research that we commissioned in October 1999, we believe that there are approximately three million people in the United States, Western Europe and Japan that have a form of vision impairment due to corneal opacification, with nearly 200,000 new cases of corneal opacification occurring each year. Potential investors must understand that Keratase is unlikely to be used in all cases of vision impairment due to corneal opacification. We believe that the majority of these cases are candidates for treatment using Keratase.

Clinical/Regulatory Status. We have conducted preclinical studies using human donor corneas with opacification due to scarring. Keratase, when injected into these corneas, cleared a majority of the corneas with opacification in less than one week, while a saline control injection was not effective.

In May 2000, we commenced a 30 patient Phase IIb trial of Keratase for the treatment of corneal opacification due to infection or trauma. The trial includes five Keratase dose groups and a saline control group. The trial will evaluate the improvement in aided and unaided visual acuity in patients who have best corrected vision of no better than 20/100 at entry. The trial is being conducted in Mexico City under U.S. and Mexico Investigational New Drug applications. We completed enrollment in this trial in July 2000. The continued development of Keratase is dependent upon our ability to raise additional capital.

Keraform

We are developing Keraform, a proprietary system for the treatment of keratoconus. Keratoconus is a degenerative corneal disease that impairs vision and is characterized by progressive thinning of the cornea and the development of an irregular, cone-like protrusion of the cornea, typically in both eyes. As the disease progresses, vision becomes increasingly distorted. Keratoconus typically has its onset during puberty or early adulthood, and usually progresses over a 10 to 20 year period. The rate of progression and severity can vary among patients, ranging from mild astigmatism to severe loss of vision. Eyeglasses do not help the vision of these patients as the severity of keratoconus increases. Most patients choose to wear hard contacts lenses with limited long term effectiveness. Currently, the only permanent treatment for keratoconus is a corneal transplant.

Due to the lack of permanent, nonsurgical methods to treat keratoconus, we believe that Keraform, if successfully developed, will be an attractive option to treat keratoconus. We believe Keraform, a nonsurgical system, can reshape a patient's cornea to stabilize, improve or correct keratoconus. Treatment with Keraform involves three steps:

        - Step One. In order to make the cornea more malleable, a proprietary formulation of hyaluronidase is injected into the stroma, the middle layer of the cornea. The hyaluronidase digests the proteoglycans that bind the collagen together in the stroma, making the cornea soft and malleable.

        - Step Two. A custom fitted, hard contact lens is temporarily worn by the patient to reshape the cornea.

        - Step Three. Topical stabilizing drops containing glycerose are used to set the cornea to maintain the proper shape once optimal vision correction is achieved. Glycerose, a naturally occurring chemical found in the body, when used in the eye crosslinks the collagen to make the cornea more rigid.

Market Opportunity. Based on market research that we commissioned in October 1999, we believe that there are approximately 400,000 people in the United States, Western Europe and Japan who currently have keratoconus. Potential investors must understand that Keraform is unlikely to be used in all cases of keratoconus. We believe that a majority of these people are candidates for treatment using Keraform.

Clinical/Regulatory Status. We plan to conduct a pilot Phase IIa clinical trial of Keraform for the treatment of keratoconus, with the trial consisting of four study arms and a total of 24 patients. The primary study objective is to safely and effectively reshape and stabilize the corneas of keratoconus patients. Patients enrolled in the trial will receive either a hyaluronidase or a saline injection, and topical glycerose or saline stabilizing drops. The continued development of Keraform is dependent upon our ability to raise additional capital.

COLLABORATION WITH ALLERGAN

In March 2000, we entered into a collaboration with wholly owned subsidiaries of Allergan, including a license agreement for the marketing, sale and distribution of Vitrase, a supply agreement for Vitrase and a stock purchase agreement for $10.0 million of our Series D preferred stock. A joint operating committee has been constituted and consists of an equal number of members from each company who will oversee development, regulatory and marketing activities with respect to Vitrase. Allergan is a leading provider of eye care and specialty pharmaceutical products throughout the world.

Under the terms of our agreements with Allergan:

        - Development. We are responsible for all product development, preclinical studies and clinical trials in support of marketing approvals of Vitrase for treatment of severe vitreous hemorrhage in the United States and Europe. We are also responsible for all preclinical studies and clinical trials to demonstrate the safety and efficacy of Vitrase for treatment of diabetic retinopathy.

        - Regulatory Approvals. We are responsible for applying for and obtaining regulatory approval of Vitrase in the United States from the FDA and in the European Union. Allergan will be responsible for applying for and obtaining regulatory approvals of Vitrase in markets outside the United States and the European Union where it deems appropriate.

        - Manufacturing. We are responsible for the manufacture of Vitrase and, if approved, for supplying all of Allergan's requirements for Vitrase during the term of the license agreement.

        - Marketing. In the United States, Allergan will be responsible for the overall management of marketing, sale and distribution activities for Vitrase through its established sales and marketing organization. Under the terms of the license agreement, we will employ medical specialists in the United States to assist in physician training and usage development. In all markets outside the United States, except Mexico until 2004 and Japan, Allergan will be solely responsible for the marketing, sale and distribution of Vitrase.

        - Milestone Payments. Allergan has agreed to pay us up to $35.0 million in milestone payments based on our achievement of specified regulatory and development objectives with respect to Vitrase for treatment of vitreous hemorrhage and diabetic retinopathy. To date, we have not received any milestone payments from Allergan.

        - Profit Sharing and Royalties. In the United States, we will split profits on the sale of Vitrase with Allergan on a 50/50 basis during the term of the license agreement. Allergan's license to market, sell and distribute Vitrase in the United States will expire ten full calendar years following the date of its first commercial sale, at which time all commercial rights for Vitrase in the United States will revert to us. In all markets outside the United States, except Mexico until 2004 and Japan, we will receive a royalty on all sales of Vitrase by Allergan. Allergan's obligation to pay royalties will terminate on a country-by-country basis upon the later of ten full calendar years following the date of the first commercial sale in each particular country and the expiration date of the last-to-expire licensed patent in that country.

RESEARCH AND DEVELOPMENT

Since our inception, we have made substantial investments in research and development. During the years ended December 31, 2000, 1999 and 1998, we spent $16.2 million, $11.1 million and $7.5 million, respectively, on research and development activities. Given our limited capital resources, we plan to focus primarily on the continued development of Vitrase for the treatment of severe vitreous hemorrhage. If we are successful in raising additional capital that enables us to continue the development of all of our clinical stage products and our early stage research projects, then we plan to focus our internal research and development efforts on the development of novel ophthalmic therapies.

In addition to our product candidates in clinical trials, we have a number of early stage research projects underway. These projects include both new and existing chemical compounds that may have application for the treatment of ophthalmic diseases and disorders. We have identified an existing chemical compound that may help reduce the risks associated with macular translocation surgery, a complex surgical procedure. Depending on the availability of sufficient capital resources, we may conduct further preclinical trials before proceeding to human trials of any of these chemical compounds for the potential treatment of ophthalmic disorders.

PATENTS AND PROPRIETARY RIGHTS

Our success will depend in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our inventions. To date, we have filed six U.S. patent applications for Vitrase technologies, two of which have issued for the use of hyaluronidase to clear vitreous hemorrhage, one of which is pending for the additional use of hyaluronidase to clear vitreous hemorrhage, and one of which is pending for the use of hyaluronidase to treat other vitreoretinal disorders. In addition, we have licensed one U.S. patent and the corresponding European patents for the treatment of certain ophthalmic conditions using enzymes, such as hyaluronidase derived from other sources. We hold four issued U.S. patents for the Keraform technologies and have one additional U.S. patent application pending. In addition, we are negotiating with a third party for our acquisition of rights to one patent and patent applications owned by such party related to our Keraform product. If we are not successful in finalizing this acquisition, we may be required to license these patent rights in order to commercialize our Keraform product as currently planned. Such a license may not be available to us on favorable terms, if at all. If such license is not available and we commercialize our Keraform product in its current configuration, there is a possibility that we could be sued for patent infringement should any patents containing claims related to our Keraform product issue from these patent applications. We have also filed two other U.S. patent applications, one covering the use of our Keratase product for clearing corneal opacification and the other covering the use of our technology for retinal translocation.

In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection of these trade secrets and proprietary know-how, in part, through confidentiality and proprietary information agreements. We require our employees, directors, consultants and advisors, outside scientific collaborators and sponsored researchers, other advisors and other individuals and entities to execute confidentiality agreements upon the start of employment, consulting or other contractual relationships with us. These agreements provide that all confidential information developed or made known to the individual or entity during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and some other parties, the agreements provide that all inventions conceived by the individual will be our exclusive property. These agreements may not provide meaningful protection for or adequate remedies to protect our technology in the event of unauthorized use or disclosure of information. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, our competitors.

COMPETITION

The markets for therapies that treat diseases and conditions of the eye are subject to intense competition and technological change. Many companies, including major pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to ours. Such companies include Alcon Laboratories, Inc., Bausch & Lomb Incorporated and CIBA Vision (a unit of Novatis AG). Some of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than ours. Many of these companies have significant experience in preclinical testing, clinical trials and other parts of the regulatory approval process.

We are not aware of any other drug candidates in clinical trials for the treatment of vitreous hemorrhage or corneal opacification. Eli Lilly and Company is currently conducting clinical trials for the use of a systemic drug to treat diabetic retinopathy, and several companies are working on drugs and systems to help control diabetes and the consequences of diabetes, including diabetic retinopathy. In the case of keratoconus, we are aware of a surgically implanted device being tested in clinical trials by KeraVision, Inc.

Our success will depend, in part, on our ability to:

        -       demonstrate the safety and efficacy of our products

        -       obtain regulatory approval in a timely manner

        - demonstrate potential advantages over alternative treatment methods

        -       obtain marketing and distribution support from our collaborators

        - obtain reimbursement coverage from insurance companies and other third-party payors

        -       demonstrate cost-effectiveness

        -       obtain patent protection

MARKETING AND SALES

We plan to market and distribute our Vitrase product in the United States and all international markets, except Mexico and Japan, through our collaboration with Allergan. We have a distribution agreement with Laboratories Sophia S.A. de C.V. providing for the marketing, sales and distribution of Vitrase in Mexico until April 2004. In the United States, the primary target market for Vitrase will initially be retinal specialists to whom most patients with vitreous hemorrhage are referred. We plan to pursue a collaboration similar to our collaboration with Allergan for the marketing, sales and distribution of Vitrase in Japan.

For our Keratase and Keraform products under development, we plan to develop our own sales, marketing and distribution infrastructure to establish these therapeutic products as the standard of care. To achieve this objective, we will focus on:

        -       publishing our research in peer review journals

        - developing and increasing awareness of these products by recruiting opinion-leading ophthalmologists as spokespersons for our products

        - using physician and patient education to build awareness of these products

We will need to devote significant financial and management resources to develop a sales and marketing organization. Our failure to establish effective sales and marketing capabilities could prevent us from directly marketing and selling Keratase and Keraform.

We intend to enter into additional agreements with pharmaceutical companies or other third parties for marketing and other commercialization activities relating to some of our product candidates. However, we may not be able to enter into additional relationships and these relationships, if established, may not be commercially successful.

THIRD-PARTY REIMBURSEMENT

In the United States, physicians, hospitals and other healthcare providers that purchase pharmaceutical products generally rely on third-party payors, principally private health insurance plans and Medicare and to a lesser extent Medicaid, to reimburse all or part of the cost of the product and procedure for which the product is being used. We expect that patients with severe vitreous hemorrhage who are candidates for Vitrase treatment will include, primarily due to demographic factors, patients with health insurance coverage provided by Medicare and private insurers, including Medicare health maintenance organizations. Currently, a Medicare reimbursement code has been established for the intravitreal injection of a pharmaceutical agent, which, we believe, will be appropriate for physician billing for a Vitrase injection. Hospitals and physicians are reimbursed separately for drugs. Typically, the Health Care Financing Administration, or HCFA, the governmental agency responsible for Medicare reimbursement policy, does not issue national coverage guidelines for individual drugs. Drug specific coverage policies are primarily developed by individual health insurance companies following Medicare's criteria for drug coverage, which include, among other requirements, that the drug be FDA approved, be used in connection with a physician service and be medically reasonable for the treatment of an illness or injury. While reimbursement may be available under existing payment codes for miscellaneous injectable drugs, such reimbursement requests are reviewed separately by each Medicare health insurance provider. Widespread and uniform reimbursement for our injectable drug products will require the establishment of a specific reimbursement code for the injectable drug, which is issued by HCFA following review of an application by the manufacturer. To support our applications for reimbursement coverage with Medicare and other major third-party payers, we intend to use data from clinical trials, including Phase III and Phase IV clinical trials, to demonstrate the healthcare and economic benefits of using Vitrase for severe vitreous hemorrhage. The lack of satisfactory reimbursement for our drug products will limit their widespread use and lower potential product revenues.

Reimbursement systems in international markets vary significantly by country and, within some countries, by region. Reimbursement approvals must be obtained on a country-by-country basis. In many foreign markets, including markets in which we anticipate selling our products, the pricing of prescription pharmaceuticals is subject to government pricing control. In these markets, once marketing approval is received, pricing negotiations could take another six to twelve months or longer. As in the United States, the lack of satisfactory reimbursement or inadequate government pricing of our products will limit their widespread use and lower potential product revenues.

GOVERNMENT REGULATION

Our pharmaceutical products are subject to extensive government regulation in the United States. If we distribute our products abroad, these products will also be subject to extensive foreign government regulation. In the United States, pharmaceutical products are regulated by the FDA. FDA regulations govern the testing, manufacturing, advertising, promotion, labeling, sale and distribution of our products.

The FDA approval process for drugs includes:

        -       preclinical studies

        - submission of an Investigational New Drug application for clinical trials

        - adequate and well-controlled human clinical trials to establish the safety and efficacy of the product

        -       submission of a New Drug Application

        -       review of the New Drug Application

        - inspection of the facilities used in the manufacturing of the drug to assess compliance with the current Good Manufacturing Practices regulations

The New Drug Application includes comprehensive, complete descriptions of the preclinical testing, clinical trials, and the chemical, manufacturing and control requirements of a drug that enables the FDA to determine the drug's safety and efficacy. A New Drug Application must be submitted and filed and approved by the FDA before a drug can be marketed commercially.

The FDA testing and approval process requires substantial time, effort and money. We cannot assure you that any approval will ever be granted.

Preclinical studies include laboratory evaluation of the product, as well as animal studies to assess the potential safety and effectiveness of the product. These studies must be performed according to good laboratory practices. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the Investigational New Drug application. Clinical trials may begin 30 days after the Investigational New Drug application is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, the Investigational New Drug application sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. We cannot assure you that submission of an Investigational New Drug application will result in authorization to commence clinical trials. Nor can we assure you that if clinical trials are approved, that data will result in marketing approval.

Clinical trials involve the administration of the product that is the subject of the trial to volunteers or patients under the supervision of a qualified principal investigator. Furthermore, each clinical trial must be reviewed and approved by an independent institutional review board at each institution at which the study will be conducted. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Also, clinical trials must be performed according to good clinical practices. Good clinical practices are enumerated in FDA regulations and guidance documents.

Clinical trials typically are conducted in three sequential phases, Phases I, II and III, with Phase IV studies conducted after approval and generally required for drugs subject to accelerated approval regulations. These phases may overlap. In Phase I clinical trials, the drug is usually tested on healthy volunteers to determine:

        -       safety

        -       any adverse effects

        -       dosage tolerance

        -       absorption

        -       metabolism

        -       distribution

        -       excretion

        -       other drug effects

In Phase II clinical trials, the drug is usually tested on a limited number of afflicted patients to evaluate the efficacy of the drug for specific, targeted indications, determine dosage tolerance and optimal dosage, identify possible adverse effects and safety risks. In Phase III clinical trials, the drug is usually tested on a larger number of patients, in an expanded patient population and at multiple clinical sites. The FDA may require that we suspend clinical trials at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk.

In Phase IV clinical trials or other post-approval commitments, additional studies and patient follow-up are conducted to gain experience from the treatment of patients in the intended therapeutic indication. Additional studies and follow-up are also conducted to document a clinical benefit where drugs are approved under accelerated approval regulations and based on surrogate endpoints. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. Failure to promptly conduct Phase IV clinical trials and follow-up could result in expedited withdrawal of products approved under accelerated approval regulations.

If Vitrase is approved under accelerated approval regulations, we expect that we will be required to conduct extended Phase IV studies or complete extensive clinical follow-up in patients treated with Vitrase for severe vitreous hemorrhage to monitor the long term effects of the therapy and demonstrate that the primary surrogate endpoints were reasonable predictors of the drug product's clinical benefits. If we gain accelerated approval for Vitrase for severe vitreous hemorrhage, we cannot assure you that any post-approval follow-up will validate an objective clinical benefit or that patients will be willing to participate in any long-term follow-up.

Food and Drug Administration Modernization Act of 1997

The Food and Drug Administration Modernization Act of 1997 was enacted, in part, to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of fast- track products. The fast-track provisions essentially codify the FDA's accelerated approval regulations for drugs and biologics. A fast-track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the new fast-track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast-track product at any time during the clinical development of the product. The Modernization Act specifies that the FDA must determine if the product qualifies for fast-track designation within 60 days of receipt of the sponsor's request. Fast-track designated products may qualify for accelerated approval and priority review, or review within six months. Accelerated approval will be subject to:

        - post-approval studies and follow-up to validate the surrogate endpoint or confirm the effect on the clinical endpoint

        -       prior review of all promotional materials

If a preliminary review of the clinical data suggests that the product is effective, the FDA may initiate review of sections of an application for fast-track designation for a product before the application is complete. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals the FDA has committed for reviewing an application, does not begin until the complete application is submitted.

In October 1998, the FDA granted our application for fast-track designation for Vitrase for the treatment of severe vitreous hemorrhage. We cannot predict the ultimate impact, if any, of the fast-track process on the timing or likelihood of FDA approval of Vitrase or, if fast-track status is granted, any of our other potential products.

International

For marketing outside the United States, we also are subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained before manufacturing or marketing the product in those countries. The approval process varies from country to country and the time required for such approvals may differ substantially from that required for FDA approval. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country. For clinical trials conducted outside the United States, the clinical stages are generally comparable to the phases of clinical development established by the FDA.

MANUFACTURING

Hyaluronidase, the active pharmaceutical ingredient used in Vitrase, Keratase and Keraform, is sourced from ovine testes and processed in several stages to produce a highly purified raw material for formulation. We have a supply agreement with Biozyme Laboratories Limited for cGMP-grade hyaluronidase for use in ophthalmic applications. The hyaluronidase is lyophilized, or freeze dried, by Biozyme and delivered to our contract manufacturer, Prima Pharm, Inc. for formulation and filling of dose specific vials. Vitrase is currently required to be stored under refrigerated conditions prior to its use.

We intend to continue using Biozyme and Prima Pharm as our sole source suppliers of raw materials and manufacturing services. To date, they have manufactured only limited quantities of our products for clinical trial use. For commercial scale production we may need to qualify and validate additional suppliers and contract manufacturers and hire and train additional employees to supervise these operations.

HUMAN RESOURCES

Including the employees of our Visionex Pte. Ltd. subsidiary, as of March 15, 2001, we had 39 full-time employees, 35 of whom were based in the United States, two of whom were based in Singapore and two of whom were based in Mexico. Approximately 30 of our employees are involved in research and clinical development activities. Seven of our employees hold Ph.D. or M.D. degrees and seven other employees hold other advanced degrees. Our employees do not have a collective bargaining agreement. We consider our relations with our employees to be good.

RISK FACTORS

WE HAVE A HISTORY OF NET LOSSES; WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. As of December 31, 2000, our accumulated deficit was $76.9 million, including a net loss of approximately $41.1 million for the year ended December 31, 2000. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. It is possible that we will never achieve profitable operations.

OUR PHASE III CLINICAL TRIAL RESULTS FOR VITRASE ARE UNCERTAIN. IF TRIAL RESULTS ARE NOT SATISFACTORY, WE MAY BE FORCED TO TERMINATE DEVELOPMENT OF VITRASE.

We are currently conducting two multinational Phase III clinical trials for Vitrase in patients that we classify as having a severe vitreous hemorrhage. If the results of these trials are not satisfactory, we will need to conduct additional clinical trials or cease the development of Vitrase. These trials are designed to support accelerated regulatory approval. Products subject to accelerated approval regulations are generally given priority review, meaning the FDA will attempt to complete review of our application within six months of filing. Vitrase has also received fast-track development designation from the FDA for the treatment of severe vitreous hemorrhage. We cannot predict the ultimate impact, if any, of the fast-track process on the timing or likelihood of FDA approval of Vitrase. If we obtain accelerated approval, we will need to continue following patients who participate in the trial or initiate additional clinical trials to document improvement in visual acuity or other related objective clinical benefit. This may require several years of follow-up. If there is significant patient drop-out from the study after treatment or if patients fail to participate in follow-up procedures, we will be unable to document improvement in visual acuity or other related objective clinical benefit. If we fail to document an improvement in visual acuity or other related objective clinical benefit, the FDA may withdraw our approval on an expedited basis.

IF WE CANNOT RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS, WE WILL NEED TO SIGNIFICANTLY CURTAIL OUR OPERATIONS.

Due to an increase in planned research and development expenditures in connection with the completion of our Phase III clinical trials for Vitrase, we believe that our cash on hand will be sufficient to fund our operations and capital expenditure needs for approximately the next 15 months. During this period, we plan to allocate our capital resources primarily to the development of our lead product candidate, Vitrase for the treatment of severe vitreous hemorrhage. We will need to raise additional funds to continue the development and commercialization of Vitrase for severe vitreous hemorrhage, and further the development of our other product candidates beyond this period.

These funds may not be available on favorable terms, or at all. If we do not succeed in raising additional funds, we will need to curtail our operations significantly.

IF WE DO NOT RECEIVE AND MAINTAIN REGULATORY APPROVALS FOR OUR PRODUCTS, WE WILL NOT BE ABLE TO MANUFACTURE OR MARKET OUR PRODUCTS.

None of our product candidates has received regulatory approval from the FDA. Approval from the FDA is necessary to market pharmaceutical products in the United States. Other countries have similar requirements.

The process that pharmaceuticals must undergo to receive necessary approval is extensive, time-consuming and costly, and there is no guarantee that regulatory authorities will approve any of our product candidates. FDA approval can be delayed, limited or not granted for many reasons, including:

        -       a product candidate may not be safe or effective

        - even if we believe data from preclinical testing and clinical trials should justify approval, FDA officials may disagree

        - the FDA might not approve our manufacturing processes or facilities or the processes or facilities of our contract manufacturers or raw material suppliers

        - the FDA may change its approval policies or adopt new regulations

        - the FDA may approve a product candidate for indications that are narrow, which may limit our sales and marketing activities

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

We have a supply agreement with Biozyme pursuant to which Biozyme supplies Prima Pharm, our contract manufacturer, with all of our ovine hyaluronidase requirements for use in our clinical trials. We then rely on Prima Pharm for formulation and filling of dose specific vials of hyaluronidase. Biozyme is currently our only source for highly purified hyaluronidase, which is extracted from sheep in New Zealand.

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

THE OUTBREAK OF FOOT-AND-MOUTH DISEASE IN EUROPE AND ELSEWHERE MAY SIGNIFICANTLY INTERRUPT THE SUPPLY OF THE ACTIVE PHARMACEUTICAL INGREDIENT FOR OUR PRODUCTS.

In February 2001, an outbreak of foot-and-mouth disease in the United Kingdom
(UK) led to governmental actions around the world to prevent the highly contagious disease from spreading to animals in other countries. Such actions have included temporarily prohibiting the importation and exportation of cattle, sheep and other animals subject to the disease, and products derived from these animals, to and from the UK and to and from other countries.

The active pharmaceutical ingredient in our product candidates is hyaluronidase, which is extracted from sheep in New Zealand. Biozyme, the company that processes hyaluronidase for us, is located in Wales and ships hyaluronidase to our manufacturer, Prima Pharm, in San Diego, approximately twice per month for formulation and filling of dose specific vials. These shipments require an export permit from the Ministry of Agriculture, Fisheries and Food (MAFF) of the UK. The MAFF has temporarily placed exportation of processed hyaluronidase and other biological materials on hold because of the foot-and-mouth disease outbreak. Before it will issue export permits for these materials, including hyaluronidase, MAFF is requiring that the United States Department of Agriculture (USDA) make a written request that permits be issued, and the USDA has issued a permit request for our hyaluronidase. If UK authorities do not issue permits for the export of processed hyaluronidase to the United States, or do not do so in a timely manner, or if U.S. authorities do not permit its importation, lengthy delays may occur in the shipment of our active pharmaceutical ingredient to our manufacturer, Prima Pharm, which would delay our on-going clinical studies and our business and financial condition would be materially impaired.

WE MAY NOT BE ABLE TO NEGOTIATE ADDITIONAL AGREEMENTS WITH STRATEGIC PARTNERS, WHICH COULD LIMIT OUT ABILITY TO COMMERCIALIZE OUR PRODUCT CANDIDATES

We intend to enter into additional agreements with pharmaceutical companies or others for marketing and other commercialization activities relating to some of our product candidates. However, we may not be able to enter into additional relationships and these relationships, if established, may not be commercially successful.

WE MAY BE REQUIRED TO BRING LITIGATION TO ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY RESULT IN SUBSTANTIAL EXPENSE.

We rely on patents to protect our intellectual property rights. The strength of this protection, however, is uncertain. In particular, it is not certain that:

        - our patents and pending patent applications use technology that we invented first

        - we were the first to file patent applications for these inventions

        - others will not independently develop similar or alternative technologies or duplicate our technologies

        - any of our pending patent applications will result in issued patents

        - any patents issued to us will provide a basis for commercially viable products, will provide us with any competitive advantages or will not face third party challenges or be the subject of further proceedings limiting their scope

We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. We could also become involved in opposition proceedings in foreign countries challenging the validity of our patents. In addition, costly litigation could be necessary to protect our patent position. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving, and, consequently, patent positions in our industry are generally uncertain. We may not prevail in any lawsuit or, if we do prevail, we may not receive commercially valuable remedies. Failure to protect our patent rights could harm us.

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

WE MAY NOT DISCOVER NEW PRODUCT CANDIDATES IF HYALURONIDASE IS NOT SAFE AND EFFECTIVE FOR NUMEROUS APPLICATIONS IN THE EYE.

A part of our strategy is to leverage our experience with hyaluronidase to develop new product candidates. Hyaluronidase may not be safe and effective for numerous applications in the eye. Our failure to develop new product candidates could have an adverse effect on our business.

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


ITEM 2: PROPERTIES

We currently lease approximately 13,000 square feet of laboratory and office space in Irvine, California. The current term of this lease expires on September 30, 2001 and may be renewed for another five year term. We believe that this facility is adequate for our immediate needs. Additional space will be required, however, as we expand our research and clinical development activities. We do not foresee any significant difficulties in obtaining any required additional facilities close to our current facility.


ITEM 3: LEGAL PROCEEDINGS

We are not a party to any legal proceedings.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the Nasdaq National Market under the symbol "ISTA" on August 21, 2000. Prior to this date, there was no public market for our common stock. The following table presents high and low sales prices of our common stock, as reported on the Nasdaq National Market, for the periods indicated since our initial public offering:

        2000                                                                       High                Low
        ----                                                                       ----                ---
        Third quarter (beginning August 21, 2000)                                $14.563              $10.50
        Fourth quarter                                                           $13.688              $10.05

As of March 15, 2001, there were approximately 174 shareholders of record of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future.

On August 25, 2000 we completed our initial public offering of 3,000,000 shares of common stock at an initial public offering price of $10.50 per share with gross proceeds of $31,500,000. Net proceeds, after a 7% underwriters discount were $29,295,000. Additional expenses relating to the initial public offering, other than the underwriters discount, amounted to $1,918,000. The managing underwriters for the offering were CIBC World Markets, Prudential Vector Healthcare and Thomas Weisel Partners LLC. The shares of common stock sold in the offering were registered on Form S-1, as amended (File No. 333-34120). The Securities and Exchange Commission initially declared the Registration Statement effective on August 9, 2000. We subsequently filed two post-effective amendments to the Registration Statement, the last of which was declared effective on August 21, 2000.

In September 2000, the underwriters exercised their over-allotment option for an additional 450,000 shares of common stock at the initial public offering price of $10.50, less a 7% discount, resulting in net proceeds of $4,394,000.

The net proceeds from our initial public offering are primarily being used to fund our clinical trials and preclinical research, with a particular focus on Vitrase for the treatment of severe vitreous hemorrhage, and for general corporate purposes, including working capital. We may use a portion of the net proceeds to acquire or invest in technologies, products or businesses complementary to our business. We are in negotiations with a third party for our acquisition of rights to patent applications owned by such third party related to our Keraform product candidate. We do not anticipate that the costs of acquiring these rights will be material. None of the net offering proceeds of ISTA have been or will be paid directly or indirectly to any director, officer, general partner of ISTA or their associates, persons owning more than 10% or more of any class of ISTA's equity securities, or an affiliate of ISTA.

During the year ended December 31, 2000, there were 707 shares of common stock purchased under our 2000 Employee Stock Purchase Plan. The sale and issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationship with ISTA, to information about us.

ITEM 6: SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated financial statements has been derived from our audited financial statements. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this filing. The selected financial data in this section are not intended to replace the consolidated financial statements.

                                                                           YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------
                                                    2000           1999           1998           1997           1996
                                                  --------       --------       --------       --------       --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Costs and expenses:
   Research and development                       $ 16,200       $ 11,062       $  7,523       $  4,969       $  1,828
   General and administrative                        6,455          3,240          2,147          1,949          1,405
                                                  --------       --------       --------       --------       --------
      Total costs and expenses                      22,655         14,302          9,670          6,918          3,233
                                                  --------       --------       --------       --------       --------
Loss from operations                               (22,655)       (14,302)        (9,670)        (6,918)        (3,233)
Interest income                                        848             69            133            251            208
Interest expense                                       (50)           (51)           (87)           (85)            --
                                                  --------       --------       --------       --------       --------
Net loss                                           (21,857)       (14,284)        (9,624)        (6,752)        (3,025)
Deemed dividend to preferred stockholders          (19,245)            --             --             --             --
                                                  --------       --------       --------       --------       --------
Net loss attributable to common stockholders      $(41,102)      $(14,284)      $ (9,624)      $ (6,752)      $ (3,025)
                                                  ========       ========       ========       ========       ========

Net loss per common share, basic and diluted      $  (6.01)      $  (9.50)      $  (7.17)      $  (5.28)      $  (2.41)
                                                  ========       ========       ========       ========       ========

Shares used in computing net loss per share,
   basic and diluted                                 6,836          1,503          1,342          1,279          1,253
Pro forma net loss per common share, basic
   and diluted                                    $  (3.36)      $  (1.95)
                                                  ========       ========

Shares used in computing pro forma net loss
   per common share, basic and diluted              12,236          7,329


                                                             YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------------
                                           2000         1999          1998          1997         1996
                                          -------      -------       -------       -------      -------
                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and short term investments           $25,729      $   709       $ 2,393       $ 5,896      $ 1,963
Working capital (deficit)                  23,386       (4,993)         (260)        4,820        1,639
Total assets                               28,021        3,020         4,115         7,400        3,083
License fee received from Visionex             --        5,000         5,000         5,000           --
Other long term obligations                    12           37           294           508          310
Total stockholders' equity (deficit)       24,564       (8,656)       (4,053)          774        2,304

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements, which appear elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including without limitation forward-looking statements regarding trends in operating expenses, the adequacy of our capital reserves and our future need for additional capital. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in "Risk Factors".

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

We currently have no products available for sale. We have incurred losses since inception and had an accumulated deficit through December 31, 2000 of $76.9 million. Our losses have resulted primarily from research and development activities, including clinical trials, and related general and administrative expenses. We expect to continue to incur operating losses for the foreseeable future as we continue our research and development and clinical testing activities, and seek regulatory approval for our product candidates.

In March 2000, we completed the acquisition of Visionex, a Singapore corporation, which has been conducting a Phase II clinical trial of Vitrase in Singapore. Visionex was a related party through common ownership by some of our stockholders.

In March 2000, we entered into a collaboration with Allergan, under which Allergan will be responsible for the marketing, sale and distribution of Vitrase in the United States and all international markets, except Mexico and Japan. We will be dependent on the success of Allergan in commercializing Vitrase in these markets. Our principal sources of revenue from this collaboration and the commercialization of Vitrase will be milestone, royalty and profit-sharing payments received from Allergan. Under the terms of the collaboration, we are responsible for the manufacture of Vitrase and for supplying all of Allergan's requirements for Vitrase. If we are successful in obtaining regulatory approval for Vitrase and Allergan achieves significant sales of the product, our aggregate manufacturing costs will increase.

RESULTS OF OPERATIONS

Years Ended December 31, 2000, 1999, and 1998

Research and development expenses. Research and development expenses were $16.2 million in 2000, $11.1 million in 1999 and $7.5 million in 1998. The $5.1 million increase in 2000 was primarily attributable to expansion of our preclinical and clinical development activities, including two Phase III clinical trials of Vitrase for treatment of severe vitreous hemorrhage, a pilot study of Vitrase for the treatment of diabetic retinopathy and a Phase IIb study of Keratase for the treatment of corneal opacification. The $3.6 million increase in 1999 was attributable to the expenses associated with the Phase III clinical trials of Vitrase which commenced in late 1998

General and administrative expenses. General and administrative expenses were $6.5 million in 2000, $3.2 million in 1999 and $2.1 million in 1998. The increase in 2000 was primarily attributable to non-cash compensation expense related to stock option grants, which totaled $3.3 million in 2000 compared to $1.3 million in 1999. The increase in general and administrative expenses in 1999 was primarily attributable to increasing our staff in support of our expanding operations.

Stock-based compensation. Deferred compensation for stock options granted to employees and directors is the difference between the exercise price and the estimated fair value of the underlying common stock for financial reporting purposes on the date the options were granted. Deferred compensation is included as a component of stockholders' equity and is being amortized in accordance with SFAS Interpretation No. 28 over the vesting period of the related options, which is generally four years.

Compensation for stock options granted to non-employees has been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, as the fair value of the equity instrument issued and is periodically remeasured as the underlying options vest. Stock option compensation for non-employees is recorded as the related services are rendered and the value of compensation is periodically remeasured as the underlying options vest.

For the year ended December 31, 2000, we granted stock options to employees to purchase 687,222 shares of common stock at a weighted average exercise price of $3.48 per share. We anticipate recording deferred compensation expense of approximately $1.6 million, $746,000 and $220,000 for the years ended December 31, 2001, 2002 and 2003 respectively, related to these option grants.

In connection with the grant of stock options to employees and directors, we recorded deferred compensation of approximately $3,535,000, $3,538,000 and $12,000 during the years ended December 31, 2000, 1999 and 1998, respectively, and recorded amortization of $3,165,000, $1,324,000 and $11,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

Interest income. Interest income was $848,000 in 2000, $69,000 in 1999 and $133,000 in 1998. The increase in interest income in 2000 over the prior years was directly attributable to higher cash balance as a result of our financing activities.

Interest expense. Interest expense was approximately $50,000 in 2000, $51,000 in 1999 and $87,000 in 1998. Most of these interest expenses were incurred in connection with our capital leases.

Deemed dividend. During the year ended December 31, 2000, we acquired Visionex and accounted for the acquisition under the purchase method of accounting. At the time of the acquisition, we recorded $4.4 million of tangible assets acquired and recognized a deemed dividend of $19.2 million for the excess of the extended value of the shares issued over the net tangible assets acquired.

Income taxes. We incurred net operating losses in 2000, 1999 and 1998 and consequently did not pay any federal, state or foreign income taxes. At December 31, 2000, we had federal and California net operating loss carryforwards of approximately $41.2 million and $34.0 million, respectively, which we have fully reserved due to the uncertainty of realization. Our federal tax loss carryforwards will begin to expire in 2007, unless previously utilized. Approximately $502,000 of the California tax loss carryforwards expired in 2000 and the remaining tax loss carryforwards will continue to expire in 2001, unless previously utilized. We also have federal and California research tax credit carryforwards of $2.0 million and $1.2 million, respectively, which will begin to expire in 2010, unless previously utilized.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth a summary of ISTA's unaudited quarterly operating results for each of the last eight quarters in the period ended December 31, 2000. This data has been derived from our unaudited interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with ISTA's financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in 000's except earnings per share).

                                                                               QUARTER ENDED
                                         ---------------------------------------------------------------------------------------
                                         DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                           2000       2000       2000        2000      1999        1999        1999       1999
                                         ---------------------------------------------------------------------------------------
Costs and Expenses:

  Research & Development                 $ 4,545    $ 4,075     $ 4,558    $  3,023  $  3,464     $ 2,341    $ 3,326     $ 1,931

  General & Administrative                 1,654      1,590       1,711       1,500     1,861         458        491         430

Total costs & expenses                     6,199      5,665       6,269       4,523     5,325       2,799      3,817       2,361

Interest income/expense (net)                592        122         118         (33)       (4)         15         13          (6)

Net loss                                  (5,607)    (5,543)     (6,151)     (4,556)   (5,329)     (2,784)    (3,804)     (2,367)

Deemed dividend for preferred
  stockholders                                --         --          --     (19,245)        --         --         --          --

Net loss attributable to common
  stockholders                           $(5,607)   $(5,543)    $(6,151)   $(23,801)   $(5,329)   $(2,784)   $(3,804)    $(2,367)

Net loss per common share, basic
  and diluted                            $ (0.36)   $ (0.70)    $ (3.00)   $ (13.10)   $ (3.40)   $ (1.84)   $ (2.58)    $ (1.63)

Research & development expenses. During 2000, our quarterly research and development expenses increased due to the expansion of our preclinical and clinical development activities, particularly in the last three quarters of the year due to concurrent clinical studies, including two Phase III clinical trials of Vitrase for the treatment of severe vitreous hemorrhage, a pilot study of Vitrase for the treatment of diabetic retinopathy and a Phase IIb study of Keratase for the treatment of corneal opacification. In the fourth quarter of 2000, we incurred additional expenses over levels previously planned. These expenses were incurred in connection with our Phase III Vitrase studies and consists of costs associated with activities provided by contract research organizations and costs associated with patient enrollment activities. We anticipate that expenses in connection with Phase III Vitrase studies associated with activities provided by contract research organizations and patient enrollment will increase over the next several quarterly periods. In addition, and in connection with our preparations for submission of a New Drug Application for Vitrase, we anticipate an increase in expenses and expenditures associated with our manufacturing activities. In particular, we will need to purchase equipment and incur certain expenses in order to improve the manufacturing operations of our contract manufacturers.

General & administrative expenses. Our quarterly general and administrative expenses increased in 2000 primarily as a result of non-cash compensation related to stock option grants. We anticipate that our quarterly general and administrative expenses for 2001 will approximate the quarterly expenses in 2000. We anticipate that expenses in connection in support of our expanding operations and expenses associated with requirements as a public reporting company will offset a decrease in non-cash compensation expenses related to stock option grants.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, we had approximately $25.7 million in cash and short-term investments and working capital of $23.4 million.

We have financed our operations since inception primarily through private sales of our preferred stock and the sale of our common stock in our initial public offering. We received net proceeds of $10.0 million from the private sale of preferred stock in March 2000 and $31.7 million from our initial public offering in August 2000.

During January and February 2000, we borrowed an aggregate of $1.3 million from certain of our stockholders. We repaid this amount, together with accrued interest, in March 2000.

During 2000 we used $20.8 million of cash for operations principally as a result of the net loss of $21.9 million partially offset by the non-cash compensation expense of approximately $3.2 million. In 1999, we used $10.2 million of cash for operations principally as a result of the net loss of $14.3 million offset by a non-cash compensation expense of approximately $1.3 million and an increase in accrued expenses of $2.9 million related to clinical trials. We used approximately $7.8 million of cash for operations in 1998, principally as a result of the net loss of $9.6 million partially offset by an increase in accrued expenses of $1.8 million related to our clinical trial activities.

Net cash provided by financing activities totaled $41.4 million during 2000 compared to $8.7 million in 1999 and $4.6 million in 1998. The increase in net cash provided by financing activities in 2000 is primarily attributable to the completion of our initial public offering in August 2000, with net proceeds of $31.7 million, and $10 million from the private sale of preferred stock in March 2000.

Due to expenses incurred during the fourth quarter of 2000 and currently anticipated increases in overall expenses in 2001 over levels previously planned, we now anticipate that our cash on hand will be sufficient to fund our operations and capital expenditure needs for approximately the next fifteen months. During this period, we plan to allocate our capital resources primarily to the development of our lead product candidate, Vitrase for the treatment of severe vitreous hemorrhage. We will need to raise additional funds to continue the development and commercialization of Vitrase for severe vitreous hemorrhage, and further development of our other product candidates, beyond this period. This additional financing may not be available when needed or, if available, may not be on terms favorable to us or to our stockholders. Insufficient funds may require us to further delay, scale back or eliminate some or all of our product development efforts or may limit our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

Our actual future capital requirements will depend on many factors, including the following:

        -       the rate of progress of our research and development programs

        -       the results of our clinical trials

        -       the time and expense necessary to obtain regulatory approvals

        - our ability to establish and maintain collaborative relationships

        -       receiving milestone payments from Allergan

        -       competitive, technological, market and other developments

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies.

VISIONEX ACQUISITION

Visionex Pte Ltd. was established in 1997 under the laws of Singapore to engage in clinical, regulatory and marketing activities. During 1997, Visionex obtained from us the exclusive rights to register, import, market, sell and distribute Vitrase and Keraform in East Asian markets, excluding Japan and Korea, for which Visionex paid us $5.0 million. Although we had no ownership interest in Visionex, their incorporation was funded concurrently with our June 27, 1997 Series C preferred stock financing round at which time three of the Visionex investors were already existing shareholders of ISTA. Upon the formation of Visionex, we had no ownership interest in Visionex, but investors owning 87.3% of ISTA also owned 62.5% of Visionex. At March 8, 2000, investors who owned 66% of ISTA shares controlled 100% of Visionex shares. In addition, three of the five board members of Visionex at December 31, 1999 were also board members of ISTA.

Upon incorporation of Visionex, we entered into a Call Option Agreement with Visionex and its shareholders whereby we could have required the shareholders to exchange their outstanding shares of Visionex stock for our stock. The Visionex shares would have been exchanged at a rate ranging, depending upon the annual revenues of Visionex, as defined in the agreement, from 1,668,662 up to 2,458,786 shares of our common stock or, if we had not yet completed an initial public offering, our Series C preferred stock. The call option could have been exercised by us at any time during the two-year period beginning June 27, 2000, but could have been deferred for a period of up to two years by a majority of the holders of the Visionex shares.

The Call Option Agreement also provided for a put option whereby each of the Visionex shareholders could have required us to purchase the outstanding preference shares of Visionex held by such shareholder. The per share purchase price to be paid by us under the put option was 0.1689 shares of our common stock or, if we had not yet completed an initial public offering, our Series C preferred stock (up to a maximum of 2,252,694 shares). The put option was exercisable at any time in the three-year period beginning June 27, 1999.

On March 8, 2000, we negotiated an agreement with the Visionex shareholders and issued 3,319,363 shares of our Series C preferred stock, convertible into 2,458,787 shares of our common stock, to acquire all of the outstanding capital stock of Visionex. We assigned a fair value of $11.70 per share to the 3,319,363 shares of Series C preferred stock issued to effect the acquisition, at which time we recorded a deemed dividend of $19.2 million to recognize the excess of the value of the shares issued over the net assets acquired.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which we adopted on January 1, 2001. SFAS No. 133 sets forth a comprehensive and consistent standard for the recognition of derivatives and hedging activities. SFAS No. 133 is not anticipated to have an impact on our results of operations or financial condition when adopted as we currently hold no derivative financial instruments and do not currently engage in hedging activities.

In March 2000, the FASB issued Financial Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25". FIN 44 clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees", the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. Management believes that FIN 44 will not have a material effect on our financial position or results of operations.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2000 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense.

We have operated primarily in the United States and have had no sales to date. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations. Visionex's functional currency is the Singapore dollar and a portion of Visionex's business is conducted in currencies other than the Singapore dollar. However, Visionex's operations have historically been insignificant and we currently plan for the orderly cessation of Visionex operations. As a result, currency fluctuations between the Singapore dollar and the currencies in which Visionex does business will cause foreign currency translation gains and losses. We do not expect our foreign currency translation gains or losses to be material. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The consolidated financial statements and supplementary data required by this item are set forth on the pages indicated in Item 14 (a).


ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10: EXECUTIVE OFFICERS OF THE REGISTRANT


The following table sets forth the names, ages and positions of our executive officers:

NAME                                            AGE    POSITION
----                                            ---    --------
Edward H. Danse...............................  48     President, Chief Executive Officer and Director
J. C. MacRae..................................  48     Executive Vice President, Chief Operating Officer and Chief Financial
                                                       Officer
Hampar L. Karageozian.........................  60     Senior Vice President, Discovery and Chief Technical Officer
Marvin J. Garrett.............................  50     Vice President, Development
William S. Craig, Ph.D........................  50     Vice President, Preclinical Research and Development
David R. Waltz................................  49     Vice President, Finance
Lisa R. Grillone, Ph.D........................  51     Vice President, Clinical and Medical Affairs



EDWARD H. DANSE has served as our President and Chief Executive Officer since June 1997. From 1988 to 1997, Mr. Danse held various senior management positions at Allergan including President of the Asia Pacific Region from 1996 to 1997. Prior to 1988, he served in various management positions at Bausch & Lomb Incorporated and the Cooper Companies, Inc., both ophthalmic companies. Mr. Danse received a Masters in International Management from the American Graduate School of International Management, Thunderbird.

J. C. MACRAE has served as our Chief Financial Officer since July 1998 and was named Executive Vice President and Chief Operating Officer in January 2000. From 1992 until its acquisition by Urohealth Systems in September 1997, Mr. MacRae was Vice President and Chief Financial Officer for Imagyn Medical, Inc., a manufacturer of proprietary surgical products for the obstetrics and gynecology market. Mr. MacRae received an M.B.A. from the California State University at Fullerton.

HAMPAR L. KARAGEOZIAN has served as our Senior Vice President, Discovery and Chief Technical Officer since 1996 and served as our Vice President of Research and Development from 1992 to 1996. From 1970 to 1992, Mr. Karageozian served in various research and development positions at Allergan, last serving as Senior Vice President of Research & Development for Allergan Optical. Mr. Karageozian received a M.Sc. in Nutritional Biochemistry and Metabolism from the Massachusetts Institute of Technology.

MARVIN J. GARRETT has served as our Vice President, Development since June 1999. From May 1994 to May 1999, Mr. Garrett was Vice President, Regulatory Affairs and Clinical Research for Xoma. From 1990 to 1994, he was President and General Manager of Coopervision Pharmaceutical, a division of the Cooper Companies, Inc. Mr. Garrett received a B.S. in Microbiology from California State University Long Beach.

WILLIAM S. CRAIG, PH.D. has served as our Vice President, Preclinical Research and Development since March 2000. From 1996 to December 1999, Dr. Craig was Vice President of Research and Development for Alpha Therapeutics Corporation, a biotechnology company. From 1988 to 1996 he was Senior Director Research and Development for Telios Pharmaceuticals, Inc., a biotechnology company. Dr. Craig received a Ph.D. in chemistry from the University of California, San Diego.

DAVID R. WALTZ has served as Vice President, Finance since June 2000. From 1981 to 1999, Mr. Waltz served in various finance capacities with Beckman-Coulter, Inc., last serving as Finance Director for the Far East and Latin America operations. Mr. Waltz received an M.B.A. from California State University at Northridge.

LISA R. GRILLONE, PH.D. has served as our Vice President, Clinical Research and Medical Affairs since August 2000. From 1990 to July 2000, Dr. Grillone served in various drug development positions with ISIS Pharmaceuticals, Inc., last serving as Executive Director, Intellectual Property Licensing. Dr. Grillone received a Ph.D. in Cell Biology and Anatomy from New York University.

The information concerning our directors required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, under the caption "Election of Directors", and is hereby incorporated by reference.


ITEM 11: EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, under the caption "Executive Compensation," and is hereby incorporated by reference.


ITEM 12: SECURITY OWNERSHIPS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual meeting of Stockholders, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, under the caption "Certain Transactions," and is hereby incorporated by reference.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)     FINANCIAL STATEMENTS

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.


CONSOLIDATED FINANCIAL STATEMENTS OF ISTA PHARMACEUTICALS, INC.

Report of Ernst & Young LLP, Independent Auditors ...............................      F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999 ....................      F-3

Consolidated Statements of Operations for the years ended December 31, 2000,
    1999 and 1998 and the period from February 13, 1992 (inception) to
    December 31, 2000 ...........................................................      F-4

Consolidated Statements of Stockholders' Equity
     (Deficit) for the period from February 13, 1992
     (inception) to December 31, 2000 ...........................................      F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2000,
    1999 and 1998 and the period from February 13, 1992
    (inception) to December 31, 2000 ............................................      F-8

Notes to Consolidated Financial Statements ......................................      F-9




(b)     REPORT ON FORM 8-K

The Company filed the following reports on Form 8-K during the first quarter of 2001:


Date of Filing                 Description
--------------                 -----------
February 22, 2001              Registration of shares of the Company's common stock to be issued pursuant to the Company's 1993 Stock Plan,
                               2000 Stock Plan and 2000 Employee Stock Purchase Plan

(c)     EXHIBITS

Exhibit
Number                         Description
------                         -----------
     3.1*       Amended and Restated Certificate of Incorporation, currently in effect

     3.2*       Bylaws of the registrant currently in effect

     4.1*       Specimen common stock certificate

    10.1*       Amended and Restated Investors Rights Agreement dated as of
                March 29, 2000

    10.2*       1993 Stock Plan and forms of agreements thereunder

    10.3*       2000 Stock Plan and forms of agreements thereunder

    10.4*       2000 Employee Stock Purchase Plan

    10.5* Form of Indemnification Agreement with executive officers and directors

    10.6* Clinical Development Agreement between Covance, Inc. and the registrant dated as of October 28, 1998, as amended

    10.7* Agreement between CroMedica Global Inc. and the registrant as of September 8, 1998

    10.8* Agreement between CroMedica Global Inc. and the registrant as of May 19, 1999

    10.9* Lease between the registrant and Aetna Life Insurance Company dated September 13, 1996 for leased premises located at Suite
                100, 15279 Alton Parkway, Irvine, California

    10.10*      Lease between the registrant and Aseguradora Mexicana, S.A.
                dated December 30, 1993 for leased premises located at Paseo de los Heroes No. 10, 105 in the development known as "Desarrollo
                Urbano del Rio Tijuana" in Tijuana, B.C., Mexico

    10.11*      Equipment Financing Agreement between Lease Management Services,
                Inc. and the registrant as of October 7, 1996, as amended

    10.12* Agreement between Visionex Pte. Ltd. and the registrant as of June 1997

    10.13*      Distributor Agreement between Laboratories Sophia S.A. de C.V.
                and the registrant as of April 23, 1998

    10.14* Manufacture and Supply Agreement between Prima Pharm, Inc. and the registrant as of December 19, 1996

    10.15* Supply Agreement between Biozyme Laboratories, Ltd. and the registrant as of September 23, 1999

    10.16*+     License Agreement between Allergan Sales, Inc., Allergan Sales,
                Ltd. and the registrant as of March 29, 2000

    10.17*+     Supply Agreement between Allergan Sales, Inc., Allergan Sales,
                Ltd. and the registrant as of March 29, 2000

    10.18*      Series D Preferred Stock Purchase Agreement between Allergan
                Pharmaceuticals (Ireland) Ltd., Inc. and registrant, dated as of March 29, 2000

    10.19* Call Option Agreement between Visionex Pte. Ltd. and the registrant as of June 27, 1997

    10.20       Amendment No. 1 to Contract Clinical Research Agreement with
                CroMedica Global, Inc., dated May 19, 1999

    10.21       Amendment No. 2 to Contract Clinical Research Agreement with
                CroMedica Global, Inc., dated May 19, 1999

    21.1*       Subsidiaries of the registrant

    23.1        Consent of Ernst & Young LLP, Independent Auditors

    24.1 Power of Attorney (contained in the signature page to this Report)

-----------

* Incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on April 5, 2000 (File No. 333-34120). The Securities and Exchange Commission initially declared the Registration Statement effective on August 9, 2000. ISTA subsequently filed two post-effective amendments to the Registration Statement, the last of which was declared effective on August 21, 2000.

+ Confidential treatment requested and received as to certain portions. These exhibits are incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on April 5, 2000 (File No. 333-34120). The Securities and Exchange Commission initially declared the Registration Statement effective on August 9, 2000. ISTA subsequently filed two post-effective amendments to the Registration Statement, the last of which was declared effective on August 21, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 29, 2001.

                                        By:/s/ Edward H. Danse
                                           -------------------------------------
                                           Edward H. Danse
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints J.C. MacRae as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

                Signature                                             Title                                       Date
                ---------                                             -----                                       ----

 /s/    Edward H. Danse                     President, Chief Executive Officer and Director                  March 28, 2001
------------------------------------
        Edward H. Danse

 /s/    J.C. MacRae                         Executive Vice President, Chief Operating Officer and            March 28, 2001
------------------------------------        Chief Financial Officer
        J.C. MacRae

                                            Chairman of the Board                                            March __, 2001
------------------------------------
        Rober B. McNeil, Ph.D.

/s/     David E. Collins                    Director                                                         March 28, 2001
------------------------------------
        David E. Collins

/s/     Brian H. Dovey                      Director                                                         March 28, 2001
------------------------------------
        Brian H. Dovey

/s/     George M. Lasezkay                  Director                                                         March 29, 2001
------------------------------------
        George M. Lasezkay

/s/     Benjamin F. McGraw III              Director                                                         March 28, 2001
------------------------------------
        Benjamin F. McGraw III

                                            Director                                                         March __, 2001
------------------------------------
        Charles H. May, O.D.

/s/     John H. Parrish                     Director                                                         March 29, 2001
------------------------------------
        John H. Parrish

/s/     Wayne I. Roe                        Director                                                         March 28, 2001
------------------------------------
        Wayne I. Roe

                           ISTA PHARMACEUTICALS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                      PAGE
                                                                                      ----
Report of Ernst & Young LLP, Independent Auditors ...............................      F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999 ....................      F-3

Consolidated Statements of Operations for the years ended December 31, 2000,
      1999 and 1998 and the period from February 13, 1992 (inception) to
      December 31, 2000 .........................................................      F-4

Consolidated Statements of Stockholders' Equity
     (Deficit) for the period from February 13, 1992
     (inception) to December 31, 2000 ...........................................      F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2000,
     1999 and 1998 and the period from February 13, 1992
     (inception) to December 31, 2000 ...........................................      F-8

Notes to Consolidated Financial Statements ......................................      F-9

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ISTA Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of ISTA Pharmaceuticals, Inc. (a development stage company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000, and for the period from February 13, 1992 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISTA Pharmaceuticals, Inc. (a development stage company) at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, and for the period from February 13, 1992 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                        ERNST & YOUNG LLP


San Diego, California
February 2, 2001

                           ISTA PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                  DECEMBER 31,
                                                                                           -------------------------
                                                                                              2000            1999
                                                                                           ---------       ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                               $   8,772       $     709
   Short-term investments                                                                     16,957              --
   Advanced payments -- clinical trials                                                          433             877
   Other current assets                                                                          669              59
                                                                                           ---------       ---------
     Total current assets                                                                     26,831           1,645
Property and equipment, net                                                                      912             984
Note receivable from officer                                                                     162             152
Deposits and other assets                                                                        116             239
                                                                                           ---------       ---------
                                                                                           $  28,021       $   3,020
                                                                                           =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                        $     606       $     823
   Accrued compensation and related expenses                                                     364              74
   Accrued expenses -- clinical trials                                                         1,241           4,783
   Other accrued expenses                                                                      1,219             208
   Current portion of obligation under capital lease                                              15             250
   Notes payable to stockholders                                                                  --             500
                                                                                           ---------       ---------
     Total current liabilities                                                                 3,445           6,638
Obligation under capital lease                                                                    --              15
Deferred rent                                                                                     12              23
License fee received from Visionex                                                                --           5,000

Commitments

Stockholders' equity (deficit):
   Convertible preferred stock, no par value; 24,820,688, shares authorized at                    --          25,496
     December 31, 1999; 7,156,214 shares issued and outstanding at December 31, 1999;
     liquidation preference $25,620,870 at December 31, 1999
   Common stock, $0.001 par value; 100,000,000 and 32,750,000 shares authorized at                15               2
     December 31, 2000 and 1999, respectively; 15,419,099 and 1,717,758 shares issued and outstanding at December 31, 2000 and 1999, respectively
Additional paid-in capital                                                                   103,942           3,889
Deferred compensation                                                                         (2,585)         (2,215)
Accumulated other comprehensive income                                                           122              --
Deficit accumulated during the development stage                                             (76,930)        (35,828)
                                                                                           ---------       ---------
Total stockholders' equity (deficit)                                                          24,564          (8,656)
                                                                                           ---------       ---------
Total liabilities and stockholders' equity (deficit)                                       $  28,021       $   3,020
                                                                                           =========       =========

See accompanying notes.

                           ISTA PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)



                                                                                                    FOR THE PERIOD FROM
                                                                                                     FEBRUARY 13, 1992
                                                              YEARS ENDED DECEMBER 31,                (INCEPTION) TO
                                                  -----------------------------------------------      DECEMBER 31,
                                                     2000              1999              1998              2000
                                                  -----------       -----------       -----------   -------------------
Costs and expenses:
  Research and development                        $    16,200       $    11,062       $     7,523       $    42,942
  General and administrative                            6,455             3,240             2,147            15,991
                                                  -----------       -----------       -----------       -----------
    Total costs and expenses                           22,655            14,302             9,670            58,933
                                                  -----------       -----------       -----------       -----------
Loss from operations                                  (22,655)          (14,302)           (9,670)          (58,933)
Interest income                                           848                69               133             1,588
Interest expense                                          (50)              (51)              (87)             (295)
                                                  -----------       -----------       -----------       -----------
Net loss                                              (21,857)          (14,284)           (9,624)          (57,640)
Deemed dividend for preferred stockholders            (19,245)               --                --           (19,245)
                                                  -----------       -----------       -----------       -----------
Net loss attributable to common stockholders      $   (41,102)      $   (14,284)      $    (9,624)      $   (76,885)
                                                  ===========       ===========       ===========       ===========
Net loss per common share, basic and diluted      $     (6.01)      $     (9.50)      $     (7.17)
                                                  ===========       ===========       ===========
Shares used in computing net loss per common
   share, basic and diluted                         6,835,587         1,502,807         1,342,045
                                                  ===========       ===========       ===========



See accompanying notes.

                           ISTA PHARMACEUTICALS, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         PERIOD FROM FEBRUARY 13, 1992 (INCEPTION) TO DECEMBER 31, 2000
                (in thousands, except share and per share data)




                                                                        CONVERTIBLE
                                                                     PREFERRED STOCK                    COMMON STOCK
                                                               ---------------------------       --------------------------
                                                                 SHARES           AMOUNT           SHARES          AMOUNT
                                                               ----------       ----------       ----------      ----------
  Issuance of Series A preferred stock at $1.00 per
   share for cash                                                 295,000       $      295               --      $       --
  Issuance of common stock at $.0.32 to $.180 per
   share for cash                                                      --               --          950,000               1
  Issuance of common stock at $.0376 per share for
   intellectual property                                               --               --          133,333              --
  Net loss                                                             --               --               --              --
                                                               ----------       ----------       ----------      ----------
Balance at December 31, 1992                                      295,000              295        1,083,333               1
  Issuance of Series A preferred stock at $1.00 per
   share for cash                                                 539,375              539               --              --
  Net loss                                                             --               --               --              --
                                                               ----------       ----------       ----------      ----------
Balance at December 31, 1993                                      834,375              834        1,083,333               1
  Issuance of common stock at $.21 per share for                       --               --          133,333              --
   cash
  Issuance of common stock at $.21 per share for
    services                                                           --               --            5,404              --
  Net loss                                                             --               --               --              --
                                                               ----------       ----------       ----------      ----------
Balance at December 31, 1994                                      834,375              834        1,222,070               1
  Issuance of Series A preferred stock at $1.00 per
    share for cash                                              1,128,531            1,129               --              --
  Issuance of Series B preferred stock at $2.75 per share
    for cash and in exchange for outstanding note
    payable, net of issuance costs of $15,548                   1,955,555            5,362               --              --
  Net loss                                                             --               --               --              --
                                                               ----------       ----------       ----------      ----------
Balance at December 31, 1995                                    3,918,461            7,325        1,222,070               1
  Issuance of common stock upon exercise of options                    --               --           44,446               1
  Net loss                                                             --               --               --              --
                                                               ----------       ----------       ----------      ----------
Balance at December 31, 1996                                    3,918,461            7,325        1,266,516               2
  Issuance of Series C preferred stock at $5.63 per
    share for cash, net of issuance costs of $66,735              947,295            5,267               --              --
  Issuance of common stock upon exercise of options                    --               --           51,852              --
  Repurchase and retirement of Series A preferred stock           (11,153)             (11)              --              --
  Net loss                                                             --               --               --              --
                                                               ----------       ----------       ----------      ----------




                                                                                   PREFERRED AND
                                                                                    COMMON STOCK
                                                             ADDITIONAL              SUBSCRIBED
                                                               PAID-IN       --------------------------    SUBSCRIPTIONS
                                                               CAPITAL         SHARES          AMOUNT        RECEIVABLE
                                                             ----------      ----------      ----------    -------------
  Issuance of Series A preferred stock at $1.00 per
   share for cash                                                    --              --      $       --      $
  Issuance of common stock at $.0.32 to $.180 per
   share for cash                                                    59              --              --              --
  Issuance of common stock at $.0376 per share for
   intellectual property                                              5              --              --              --
  Net loss                                                           --              --              --              --
                                                             ----------      ----------      ----------      ----------
Balance at December 31, 1992                                         64              --              --              --
  Issuance of Series A preferred stock at $1.00 per
   share for cash                                                    --              --              --              --
  Net loss                                                           --              --              --              --
                                                             ----------      ----------      ----------      ----------
Balance at December 31, 1993                                         64              --              --              --
  Issuance of common stock at $.21 per share for                     27              --              --              --
   cash
  Issuance of common stock at $.21 per share for
    services                                                          1              --              --              --
  Net loss                                                           --              --              --              --
                                                             ----------      ----------      ----------      ----------
Balance at December 31, 1994                                         92              --              --              --
  Issuance of Series A preferred stock at $1.00 per
    share for cash                                                   --              --              --              --
  Issuance of Series B preferred stock at $2.75 per share
    for cash and in exchange for outstanding note
    payable, net of issuance costs of $15,548                        --              --              --              --
  Net loss                                                           --              --              --              --
                                                             ----------      ----------      ----------      ----------
Balance at December 31, 1995                                         92              --              --              --
  Issuance of common stock upon exercise of options                   8              --              --              --
  Net loss                                                           --              --              --              --
                                                             ----------      ----------      ----------      ----------
Balance at December 31, 1996                                        100              --              --              --
  Issuance of Series C preferred stock at $5.63 per
    share for cash, net of issuance costs of $66,735                 --              --              --              --
  Issuance of common stock upon exercise of options                  11              --              --              --
  Repurchase and retirement of Series A preferred stock              --              --              --              --
  Net loss                                                           --              --              --              --
                                                             ----------      ----------      ----------      ----------







                                                                                               DEFICIT
                                                                             ACCUMULATED     ACCUMULATED         TOTAL
                                                                                OTHER        DURING THE      STOCKHOLDERS'
                                                               DEFERRED     COMPREHENSIVE    DEVELOPMENT        EQUITY
                                                             COMPENSATION       INCOME          STAGE          (DEFICIT)
                                                             ------------   -------------    -----------     -------------
  Issuance of Series A preferred stock at $1.00 per
   share for cash                                                             $       --             $--       $      295
  Issuance of common stock at $.0.32 to $.180 per
   share for cash                                                     --              --              --               60
  Issuance of common stock at $.0376 per share for
   intellectual property                                              --              --              --                5
  Net loss                                                            --              --            (121)            (121)
                                                              ----------      ----------      ----------       ----------
Balance at December 31, 1992                                          --              --            (121)             239
  Issuance of Series A preferred stock at $1.00 per
   share for cash                                                     --              --              --              539
  Net loss                                                            --              --            (471)            (471)
                                                              ----------      ----------      ----------       ----------
Balance at December 31, 1993                                          --              --            (592)             307
     Issuance of common stock at $.21 per share for                   --              --              --               27
   cash
  Issuance of common stock at $.21 per share for
    services                                                          --              --              --                1
  Net loss                                                            --              --            (619)            (619)
                                                              ----------      ----------      ----------       ----------
Balance at December 31, 1994                                          --              --          (1,211)            (284)
  Issuance of Series A preferred stock at $1.00 per
    share for cash                                                    --              --              --            1,129
  Issuance of Series B preferred stock at $2.75 per share
    for cash and in exchange for outstanding note
    payable, net of issuance costs of $15,548                         --              --              --            5,362
  Net loss                                                            --              --            (887)            (887)
                                                              ----------      ----------      ----------       ----------
Balance at December 31, 1995                                          --              --          (2,098)           5,320
  Issuance of common stock upon exercise of options                   --              --              --                9
  Net loss                                                            --              --          (3,025)          (3,025)
                                                              ----------      ----------      ----------       ----------
Balance at December 31, 1996                                          --              --          (5,123)           2,304
   Issuance of Series C preferred stock at $5.63 per
    share for cash, net of issuance costs of $66,735                  --              --              --            5,267
  Issuance of common stock upon exercise of options                   --              --              --               11
  Repurchase and retirement of Series A preferred stock               --              --             (45)             (56)
  Net loss                                                            --              --          (6,752)          (6,752)
                                                              ----------      ----------      ----------       ----------

                           ISTA PHARMACEUTICALS, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   PERIOD FROM FEBRUARY 13, 1992 (INCEPTION) TO DECEMBER 31, 2000 (CONTINUED)
                (in thousands, except share and per share data)



                                                                   CONVERTIBLE
                                                                 PREFERRED STOCK                COMMON STOCK           ADDITIONAL
                                                            ------------------------      ------------------------       PAID-IN
                                                             SHARES         AMOUNT         SHARES         AMOUNT         CAPITAL
                                                            ---------      ---------      ---------      ---------     ----------
Balance at December 31, 1997                                4,854,603         12,581      1,318,368              2            111
  Issuance of Series C preferred stock and warrants at
    $5.63 per share in exchange for conversion of
    bridge loans of $1,000,000
    and cash, net of issuance costs of $43,676                844,166          4,709             --             --             --
  Preferred and common stock subscribed                            --             --             --             --
  Issuance of common stock for exercisable options                 --             --         21,913             --              6
  Issuance of common stock at $.76 per share for cash              --             --         93,881             --             71
  Deferred compensation related to stock options                   --             --             --             --             12
  Amortization of deferred compensation                            --             --             --             --             --
  Net loss                                                         --             --             --             --             --
                                                            ---------      ---------      ---------      ---------      ---------
Balance at December 31, 1998                                5,698,769         17,290      1,434,162              2            200
  Issuance of Series C preferred stock and warrants at
    $5.63 per share in exchange for conversion of
    bridge loans and cash, net of issuance costs
    of $41,929                                              1,235,894          6,959             --             --             --
  Issuance of preferred and common stock subscribed           221,551          1,247         24,638             --             19
  Issuance of common stock for exercisable options                 --             --        206,835             --             93
  Issuance of common stock at $.76 per share for cash              --             --         52,123             --             39
  Deferred compensation related to stock options                   --             --             --             --          3,538
  Amortization of deferred compensation                            --             --             --             --             --
  Net loss                                                         --             --             --             --             --
                                                            ---------      ---------      ---------      ---------      ---------





                                                               PREFERRED AND
                                                                COMMON STOCK                                           ACCUMULATED
                                                                 SUBSCRIBED                                               OTHER
                                                          -------------------------    SUBSCRIPTIONS     DEFERRED       COMPRESSIVE
                                                           SHARES          AMOUNT        RECEIVABLE     COMPENSATION      INCOME
                                                          ---------       ---------    -------------    ------------   ------------
Balance at December 31, 1997                                     --              --             --              --              --
  Issuance of Series C preferred stock and warrants at
    $5.63 per share in exchange for conversion of
    bridge loans of $1,000,000
    and cash, net of issuance costs of $43,676                   --              --             --              --              --
  Preferred and common stock subscribed                                       1,266         (1,266)             --
  Issuance of common stock for exercisable options               --              --             --              --              --
  Issuance of common stock at $.76 per share for cash            --              --             --              --              --
  Deferred compensation related to stock options                 --              --             --             (12)             --
  Amortization of deferred compensation                          --              --             --              11              --
  Net loss                                                       --              --             --              --              --
                                                          ---------       ---------      ---------       ---------       ---------
Balance at December 31, 1998                                     --           1,266         (1,266)             (1)             --
  Issuance of Series C preferred stock and warrants at
    $5.63 per share in exchange for conversion of
    bridge loans and cash, net of issuance costs
    of $41,929                                                   --              --             --              --              --
  Issuance of preferred and common stock subscribed                          (1,266)         1,266              --              --
  Issuance of common stock for exercisable options               --              --             --              --              --
  Issuance of common stock at $.76 per share for cash            --              --             --              --              --
  Deferred compensation related to stock options                 --              --             --          (3,538)             --
  Amortization of deferred compensation                          --              --             --           1,324              --
  Net loss                                                       --              --             --              --              --
                                                          ---------       ---------      ---------       ---------       ---------






                                                            DEFICIT
                                                          ACCUMULATED       TOTAL
                                                          DURING THE     STOCKHOLDERS'
                                                          DEVELOPMENT       EQUITY
                                                             STAGE         (DEFICIT)
                                                          -----------    -------------
Balance at December 31, 1997                                 (11,920)            774
  Issuance of Series C preferred stock and warrants at
    $5.63 per share in exchange for conversion of
    bridge loans of $1,000,000
    and cash, net of issuance costs of $43,676                    --           4,709
  Preferred and common stock subscribed
  Issuance of common stock for exercisable options                --               6
  Issuance of common stock at $.76 per share for cash             --              71
  Deferred compensation related to stock options                  --              --
  Amortization of deferred compensation                           --              11
  Net loss                                                    (9,624)         (9,624)
                                                           ---------       ---------
Balance at December 31, 1998                                 (21,544)         (4,053)
  Issuance of Series C preferred stock and warrants at
    $5.63 per share in exchange for conversion of
    bridge loans and cash, net of issuance costs
    of $41,929                                                    --           6,959
  Issuance of preferred and common stock subscribed               --           1,266
  Issuance of common stock for exercisable options                --              93
  Issuance of common stock at $.76 per share for cash             --              39
  Deferred compensation related to stock options                  --              --
  Amortization of deferred compensation                           --           1,324
  Net loss                                                   (14,284)        (14,284)
                                                           ---------       ---------

                           ISTA Pharmaceuticals, Inc.
            Consolidated Statement of Stockholders' Equity (Deficit)
   Period from February 13, 1992 (inception) to December 31, 2000 (continued)
                (in thousands, except share and per share data)



                                                                   CONVERTIBLE
                                                                 PREFERRED STOCK                      COMMON STOCK
                                                          -----------------------------       ----------------------------
                                                             SHARES           AMOUNT            SHARES           AMOUNT
                                                          -----------       -----------       -----------      -----------
Balance at December 31, 1999                                7,156,214            25,496         1,717,758                2
  Issuance of Series C preferred stock at $11.70 per
    share for acquisition of Visionex                       3,319,363            28,773                --               --
  Issuance of Series D preferred stock at
    $5.63 per share                                         1,776,199            10,000                --               --
 Issuance of common stock in conjunction with the
  initial public offering, net of issuance costs
  of $4,479                                                        --                --         3,450,000                3
 Conversion of Preferred Stock to common stock            (12,251,776)          (64,269)        8,783,672                9
 Issuance of Common Stock from exercise of warrants                --                --           797,014               --
  Issuance of common stock for options                             --                --           670,655                1
 Common stock issued for services                                  --                --                --               --
  Deferred compensation related to stock options                   --                --                --               --
  Amortization of deferred compensation                            --                --                --               --
  Deemed dividend for preferred stockholders                       --                --                --               --
  Net loss                                                         --                --                --               --
  Foreign currency translation adjustment                          --                --                --               --
 Unrealized gain  on investments                                   --                --                --               --

  Comprehensive loss
                                                          -----------       -----------       -----------      -----------
Balance at December 31, 2000                                       --       $        --        15,419,099      $        15
                                                          ===========       ===========       ===========      ===========


                                                                                  PREFERRED AND
                                                                                   COMMON STOCK
                                                          ADDITIONAL                SUBSCRIBED
                                                           PAID-IN         ----------------------------     SUBSCRIPTIONS
                                                           CAPITAL           SHARES           AMOUNT         RECEIVABLE
                                                          -----------      -----------      -----------     -------------
Balance at December 31, 1999                                    3,889               --               --               --
  Issuance of Series C preferred stock at $11.70 per
    share for acquisition of Visionex                              --               --               --               --
  Issuance of Series D preferred stock at
    $5.63 per share                                                --               --               --               --
 Issuance of common stock in conjunction with the
  initial public offering, net of issuance costs
  of $4,479                                                    31,743               --               --               --
 Conversion of Preferred Stock to common stock                 64,260                                --               --
 Issuance of Common Stock from exercise of warrants                41               --               --               --
  Issuance of common stock for options                            361               --               --               --
 Common stock issued for services                                 113               --               --               --
  Deferred compensation related to stock options                3,535               --               --               --
  Amortization of deferred compensation                            --               --               --               --
  Deemed dividend for preferred stockholders                       --               --               --               --
  Net loss                                                         --               --               --               --
  Foreign currency translation adjustment                          --               --               --               --
 Unrealized gain  on investments                                   --               --               --               --

  Comprehensive loss
                                                          -----------      -----------      -----------      -----------
Balance at December 31, 2000                              $   103,942               --              $--              $--
                                                          ===========      ===========      ===========      ===========


                                                                                                DEFICIT
                                                                            ACCUMULATED        ACCUMULATED          TOTAL
                                                                               OTHER           DURING THE       STOCKHOLDERS'
                                                            DEFERRED         COMPRESSIVE       DEVELOPMENT          EQUITY
                                                          COMPENSATION         INCOME             STAGE           (DEFICIT)
                                                          ------------      ------------       -----------      -------------
Balance at December 31, 1999                                    (2,215)               --           (35,828)           (8,656)
  Issuance of Series C preferred stock at $11.70 per
    share for acquisition of Visionex                               --                --                --            28,773
  Issuance of Series D preferred stock at
    $5.63 per share                                                 --                --                --            10,000
 Issuance of common stock in conjunction with the
  initial public offering, net of issuance costs
  of $4,479                                                         --                --                --            31,746
 Conversion of Preferred Stock to common stock                      --                --                --                --
 Issuance of Common Stock from exercise of warrants                 --                --                --                41
  Issuance of common stock for options                              --                --                --               362
 Common stock issued for services                                   --                --                --               113
  Deferred compensation related to stock options                (3,535)               --                --                --
  Amortization of deferred compensation                          3,165                --                --             3,165
  Deemed dividend for preferred stockholders                        --                --           (19,245)          (19,245)
  Net loss                                                          --                --           (21,857)          (21,857)
  Foreign currency translation adjustment                           --               (27)               --               (27)
 Unrealized gain  on investments                                    --               149                --               149
                                                                                                                 -----------
  Comprehensive loss                                                                                                 (21,735)
                                                           -----------       -----------       -----------       -----------
Balance at December 31, 2000                               $    (2,585)      $       122       $   (76,930)      $    24,564
                                                           ===========       ===========       ===========       ===========

See accompanying notes.

                           ISTA PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                        FOR THE PERIOD
                                                                                                             FROM
                                                                                                         FEBRUARY 13,
                                                                                                       1992 (INCEPTION)
                                                                       YEARS ENDED DECEMBER 31,               TO
                                                              --------------------------------------     DECEMBER 31,
                                                                2000           1999           1998           2000
                                                              --------       --------       --------   ----------------
OPERATING ACTIVITIES
Net loss                                                      $(21,857)      $(14,284)      $ (9,624)      $(57,640)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of deferred compensation                          3,165          1,324             11          4,500
  Common stock issued for services                                 113             --             --            113
  Depreciation and amortization                                    315            237            209            985
  Changes in operating assets and liabilities:
    Advanced payments -- clinical trials and other
     current assets                                               (166)          (714)          (185)        (1,102)
    Note receivable from officer                                   (10)           (10)           (10)          (162)
    Accounts payable                                              (217)           404            (57)           606
    Accrued compensation and related expenses                      290           (114)            34            364
    Accrued expenses -- clinical trials and
     other accrued expenses                                     (2,406)         2,915          1,776          2,584
    Deferred rent                                                  (11)            (5)            --             12
    License fee received from Visionex                              --             --             --          5,000
                                                              --------       --------       --------       --------
Net cash used in operating activities                          (20,784)       (10,247)        (7,846)       (44,740)

INVESTING ACTIVITIES
Purchases of marketable securities                             (19,808)            --             --        (19,808)
Maturities of marketable securities                              3,000             --             --          3,000
Purchase of equipment                                             (243)          (254)          (109)        (1,889)
Proceeds from refinancing under capital leases                      --             --             --            827
Deposits and other assets                                          123            153           (123)          (116)
Cash acquired from Visionex transaction                          4,403             --             --          4,403
                                                              --------       --------       --------       --------
Net cash used in investing activities                          (12,525)          (101)          (232)       (13,583)

FINANCING ACTIVITIES
Payments on obligation under capital leases                       (250)          (193)          (211)          (812)
Proceeds from exercise of stock options                            362             93              6            481
Proceeds from exercise of warrants                                  41             --             --             41
Proceeds from bridge loans with related parties                  1,250            500          1,000          5,047
Payments on bridge loans with related parties                   (1,750)            --         (1,000)        (3,755)
Proceeds from issuance of preferred stock                       10,000          8,206          4,709         34,215
Repurchase of preferred stock                                       --             --             --            (56)
Proceeds from issuance of common stock                          31,746             58             71         31,961
                                                              --------       --------       --------       --------
Net cash provided by financing activities                       41,399          8,664          4,575         67,122

Effect of exchange rate changes on cash                            (27)            --             --            (27)
                                                              --------       --------       --------       --------
Increase (decrease) in cash and cash equivalents                 8,063         (1,684)        (3,503)         8,772
Cash and cash equivalents at beginning of period                   709          2,393          5,896             --
                                                              --------       --------       --------       --------
Cash and cash equivalents at end of period                    $  8,772       $    709       $  2,393       $  8,772
                                                              ========       ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                      $     30       $     52       $     86       $    277
                                                              ========       ========       ========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Preferred stock issued in exchange for bridge
  loans with stockholders and accrued interest                $     --       $     --       $  1,000       $  2,357
                                                              ========       ========       ========       ========
Extinguishment of liability through
  acquisition of Visionex                                     $  5,000       $     --       $     --       $  5,000
                                                              ========       ========       ========       ========
Series C preferred stock issued for
  acquisition of Visionex                                     $ 28,773       $     --       $     --       $ 28,773
                                                              ========       ========       ========       ========
Conversion of preferred stock to common stock                 $ 64,269       $     --       $     --       $ 64,269
                                                              ========       ========       ========       ========

See accompanying notes.

                           ISTA PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

ISTA Pharmaceuticals, Inc. ("ISTA" or the "Company") was incorporated in the state of California on February 13, 1992 to discover, develop and market novel therapeutics for diseases and conditions of the eye. ISTA's initial product development efforts are focused on using highly purified formulations of the enzyme hyaluronidase to treat diseases and conditions such as vitreous hemorrhage, diabetic retinopathy, corneal opacification and keratoconus. The Company's lead product candidate, Vitrase, currently in Phase III clinical trials, is a proprietary drug for the treatment of vitreous hemorrhage. The Company has not commenced commercial operations and is considered to be in the development stage.

On March 8, 2000, ISTA acquired all the outstanding shares of Visionex Pte. Ltd. in a transaction accounted for as a purchase (see Note 9). The operations of Visionex are included in the consolidated financial statements since the date of acquisition. All intercompany accounts have been eliminated in consolidation.

The Company reincorporated in Delaware on August 4, 2000 in conjunction with its initial public offering (see Note 5).

BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has been primarily engaged in research and development, and through December 31, 2000, the Company has incurred accumulated losses of $76.9 million, which includes the deemed dividend to preferred stockholders of $19.2 million (Note 9). Successful completion of the Company's clinical trials and continuation of operations is dependent upon the Company's ability to obtain adequate financing. Management believes the funds on hand at December 31, 2000 are adequate to sustain operations through December 31, 2001.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash in banks, certificates of deposit and short-term investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

                           ISTA PHARMACEUTICALS, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHORT-TERM INVESTMENTS

Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a separate component of stockholders' equity (deficit).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and short-term investments.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally five to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2000.

                           ISTA PHARMACEUTICALS, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS

Expenditures relating to research and development are expensed in the period incurred. The Company also expenses costs incurred to obtain and prosecute patents as recoverability of such expenditures is not assured. Approximately $344,000, $136,000 and $360,000 of patent-related costs were included in research and development expense in 2000, 1999 and 1998, respectively. From February 13, 1992 through December 31, 2000 the Company expensed approximately $840,000 related to these costs.

STOCK-BASED COMPENSATION

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for stock-based employee compensation. Under APB 25, if the exercise price of the Company's employee and director stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

When the exercise price of the employee or director stock options is less than the estimated fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28 over the vesting period of the options.

Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically remeasured as the options vest.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           ISTA PHARMACEUTICALS, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EFFECT OF NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Activities. In June 2000, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB No. 133 The statement defers for one year the effective date of FASB No. 133. As of December 31, 2000, the Company did not hold any derivative instruments or conduct any hedging activities. Therefore, there is no anticipated impact to the consolidated financial statements for the Company's adoption of SFAS No. 133 on January 1, 2001.

In March 2000, the FASB issued Interpretation No. 44, or ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25. FIN 44 clarifies the definition of an employee for purposes of applying APB 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company.

NET LOSS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share, and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98, basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.

Pro forma net loss per common share has been computed as described above and also gives effect to common equivalent shares arising from preferred stock that was converted to common stock on the closing date of the initial public offering (August 25, 2000), and the exercise of common stock warrants on that same date, using the as-if converted method from the original date of issuance, as follows:

                           ISTA PHARMACEUTICALS, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


NET LOSS PER SHARE (CONTINUED)

                                                                      DECEMBER 31,
                                                            --------------------------------
                                                                 2000               1999
                                                            -------------      -------------
Pro forma net loss per common share, basic and diluted      $       (3.36)     $       (1.95)
                                                            =============      =============
Shares used in computing pro forma net loss per
  common share, basic and diluted                              12,235,642          7,329,149
                                                            =============      =============

The Company has excluded all preferred stock, outstanding options and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 2,241,210, 8,595,271 and 6,551,123 for the years ended December 31, 2000, 1999 and 1998, respectively.

SEGMENT REPORTING

The Company has determined that it operates in only one segment.

COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, all changes in equity (net assets) during a period from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustment, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive loss.

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

                           ISTA PHARMACEUTICALS, INC.

2. BALANCE SHEET DETAILS

PROPERTY AND EQUIPMENT

Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

                                                         DECEMBER 31,
                                                    ---------------------
                                                     2000          1999
                                                    -------       -------
Property and equipment:
  Equipment                                         $ 1,267       $ 1,116
  Furniture and fixtures                                369           325
  Leasehold improvements                                254           206
                                                    -------       -------
                                                      1,890         1,647
Less accumulated depreciation and amortization         (978)         (663)
                                                    -------       -------
                                                    $   912       $   984
                                                    =======       =======

Total depreciation and amortization expense amounted to $315,000, $237,000, $209,000 and $985,000 for the years ended December 31, 2000, 1999 and 1998 and for the period from February 13, 1992 (inception) to December 31, 2000, respectively.

ACCRUED EXPENSES

Other accrued expenses consist of the following (in thousands):

                                         DECEMBER 31,
                                      ------------------
                                       2000        1999
                                      ------      ------
Accrued general expenses              $  848      $  208
Accrued state income tax payable          15          --
Accrued insurance premiums               356          --
                                      ------      ------
                                      $1,219      $  208
                                      ======      ======

                           ISTA PHARMACEUTICALS, INC.

3.  SHORT-TERM INVESTMENTS

At December 31, 2000, short-term investments in marketable securities were classified as available-for-sale as follows (in thousands):

                                             December 31, 2000
                                    -----------------------------------
                                      GROSS         NET
                                    AMORTIZED    UNREALIZED  ESTIMATED
                                      COSTS        GAINS     FAIR VALUE
                                    ---------    ----------  ----------
Short-term investments:
   Corporate debt securities         $ 5,043      $     1      $ 5,044
   Commercial paper                   10,268          147       10,415
   U.S. government and agencies        1,497            1        1,498
                                     -------      -------      -------
                                     $16,808      $   149      $16,957
                                     =======      =======      =======

The contractual maturities of all short-term investments classified as available-for-sale as of December 31, 2000 are all within one year.

Realized gains and losses were immaterial to the Company's financial results for the year ended December 31, 2000.

4. RELATED PARTY TRANSACTIONS

A stockholder of the Company is also a stockholder of a supplier with which the Company entered into an agreement in 1996. The supplier provides certain manufacturing services to the Company. For the years ended December 31, 2000, 1999 and 1998 and the period from February 13, 1992 (inception) to December 31, 2000, the Company purchased, $288,000, $108,000, $148,000 and $715,000, respectively, in services from the supplier.

In 1997, the Company provided an unsecured loan to an officer in the amount of $126,000. The principal amount of the loan, plus accrued interest of 8% per annum, is due and payable in full on May 30, 2002.

During the years ended December 31, 2000, 1999 and 1998 and the period from February 13, 1992 (inception) to December 31, 2000, the Company made total payments of approximately $41,000, $36,000, $31,000 and $181,000, respectively, to a management company owned by a stockholder of the Company for reimbursement of services performed on behalf of the Company and for reimbursement of out-of-pocket expenses.

In November 1998, notes payable to certain stockholders totaling $1,000,000 were converted into shares of Series C preferred stock at $5.63 per share.

                           ISTA PHARMACEUTICALS, INC.

4. RELATED PARTY TRANSACTIONS (CONTINUED)

In December 1999, certain stockholders of the Company provided an unsecured loan to the Company in the amount of $500,000. In January 2000, the Company borrowed an additional $1,250,000 from certain stockholders. The principal amount of the loans, plus accrued interest at 9% per annum, was repaid in full in March 2000.

5. STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

On August 25, 2000, the Company closed on its initial public offering with the sale of 3,000,000 shares of common stock. On September 12, 2000, the underwriters of the Company's initial public offering exercised their over allotment to purchase an additional 450,000 shares. The net proceeds from the initial public offering totaled $31.7 million. The Series A, B and C preferred stock converted on a one to .74 basis into 7,759,606 shares of common stock and the Series D preferred stock converted into 1,024,066 shares of common stock.

PREFERRED STOCK

At December 31, 1999, convertible preferred stock authorized and outstanding was as follows:

                  SHARES            SHARES        LIQUIDATION
                 AUTHORIZED      OUTSTANDING         VALUE
                -----------      -----------      -----------
Series A          1,951,753        1,951,753      $ 1,951,753
Series A-1        1,951,753               --               --
Series B          1,955,555        1,955,555        5,377,776
Series B-1        1,955,555               --               --
Series C          8,503,036        3,248,906       18,291,341
Series C-1        8,503,036               --               --
                -----------      -----------      -----------
                 24,820,688        7,156,214      $25,620,870
                ===========      ===========      ===========

During 2000, the Company issued 3,319,363 shares of Series C preferred stock at $11.70 per share to acquire all the outstanding capital stock of Visionex, which was convertible into 2,458,787 shares of common stock (see Note 9).

Also during 2000, the Company issued 1,776,199 shares of Series D preferred stock at $5.63 per share to Allergan for proceeds of $10 million (see Note 10).

In the event the Company completed a dilutive issuance of common stock, each share of Series A, Series B, Series C and Series D preferred stock held by stockholders that did not participate in the issuance would have been converted into one share of Series A-1, Series B-1, Series C-1 and Series D-1 preferred stock, respectively, plus such number of fully paid, non-assessable shares of common stock based on a conversion rate, subject to certain anti-dilution provisions.

A dilutive issuance means an issuance of common stock (including securities exercisable or convertible into common stock) for a consideration per share less than the conversion price of the Series A, B, C and D preferred stock in effect on the date of and immediately prior to such issuance.

                           ISTA PHARMACEUTICALS, INC.

5. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Each share of preferred stock was convertible into the number of fully paid and nonassessable shares of common stock which results from dividing the conversion price per share in effect for each series of preferred stock at the time of conversion into the per share conversion value of such series. The initial conversion price per share of Series A, Series A-1, Series B, Series B-1, Series C, Series C-1, Series D and Series D-1 preferred stock was $1.00, $1.00, $2.75, $2.75, $5.63, $5.63, $5.63 and $5.63, respectively. The per share conversion value of Series A, Series A-1, Series B, Series B-1, Series C, Series C-1, Series D and Series D-1 preferred stock was $1.35, $1.35, $3.71, $3.71, $7.60, $7.60, $7.60 and $7.60, respectively.

The holders of Series A, Series A-1, Series B, Series B-1, Series C, Series C-1, Series D and Series D-1 preferred stock (collectively "Preferred Stock") were entitled to receive annual dividends of $0.08, $0.08, $0.22, $0.22, $0.45, $0.45, $0.45 and $0.45 per share, respectively, when and if declared by the board of directors, prior to and in preference to holders of common stock. The right to such dividends, if declared by the Board of Directors, were cumulative. As of December 31, 2000, no dividends were declared. In the event of a liquidation of the Company, preferred stockholders were entitled to a liquidation preference of $1.00 per share for Series A and Series A-1, $2.75 per share for Series B and Series B-1, $5.63 per share for Series C and Series C-1, and $5.63 per share for Series D and Series D-1, plus any declared and unpaid dividends on such shares.

All outstanding shares of preferred stock converted into common stock upon the closing of the initial public offering on August 25, 2000 (see above).

At December 31, 2000 the Company has 5,000,000 shares of preferred stock authorized at a $.001 par value.

PREFERRED AND COMMON STOCK SUBSCRIBED

Preferred and common stock subscribed reflected 221,551 and 24,638 shares of the Company's Series C preferred and common stock, respectively, subscribed by certain stockholders in December 1998 at a per share price of $5.63 and $0.76, respectively. A corresponding subscription receivable was included in stockholders' equity as of December 31, 1998. In January 1999, the Company completed the subscribed transaction, and all preferred and common stock subscription amounts were received and all preferred and common stock and common stock warrants subject to the subscriptions were issued. The common stock warrants were not separately valued, therefore the entire proceeds from the transaction are included in preferred stock in the accompanying balance sheet.

COMMON STOCK WARRANTS

In connection with the Series C preferred stock financing completed during 1998 and 1999, the Company also sold to the investors warrants to purchase 854,724 shares of common stock, which were bundled with the preferred stock as a combined unit. Each of the combined units consists of 10 shares of preferred stock and five warrants to purchase a share of common stock at $.076 per share. The warrants expire upon the earlier of five years from the date of issuance or the closing of an initial public offering. The warrants also provide the holder with the option to receive common shares equal to the intrinsic value of the warrant at the time of warrant exercise (a "cashless exercise"). As the warrants were sold with the stock in a combined unit, the warrants were not separately valued and the proceeds

                           ISTA PHARMACEUTICALS, INC.

5. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

from the financing were not allocated between Series C Preferred Stock and common stock. Accordingly, the entire proceeds from the financing are included in preferred stock in the accompanying balance sheet. In connection with the Company's initial public offering in August 2000, all of the warrants were exercised for the purchase of shares of common stock. A total of 801,498 warrants were used to purchase 743,788 shares of common stock in a cashless exercise and 53,226 warrants were used to purchase 53,226 shares of common stock in a cash exercise.

EMPLOYEE STOCK PURCHASE PLAN

In April 2000, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan"), which initially provides for the issuance of a maximum of 200,000 shares of common stock. Eligible employees can have up to 15% of their earnings withheld, subject to certain maximums, to be used to purchase shares of the Company's common stock every January and July. The price of the common stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair value of the common stock on the commencement date of the offering period or the specified purchase date. Included in accounts payable is $7,000 relating to the purchase of 707 shares of common stock under the Stock Purchase Plan. As of December 31, 2000 none of these shares had been issued to the participants.

The Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each year, beginning in 2001, equal to the lesser of 200,000 shares, 1.5% of the outstanding shares of common stock on the first day of the year, or a lesser amount as the Board of Directors may determine.

STOCK COMPENSATION PLAN

The Company had reserved 3,148,148 shares of common stock under the 1993 Stock Plan (the "Plan") for issuance to eligible employees, officers, directors and consultants. The Plan provided for the grant of incentive and nonstatutory stock options. Terms of the stock option agreements, including vesting requirements, were determined by the Board of Directors, subject to the provisions of the Plan. Options granted by the Company vest ratably over four years and are exercisable from the date of grant for a period of ten years. The option price

                           ISTA PHARMACEUTICALS, INC.

5. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

equaled the estimated fair value of the common stock as determined by the Board of Directors on the date of the grant. Upon completion of the Company's initial public offering in August 2000, the 1993 Stock Plan was terminated. No further option grants will be made under this Plan, and any shares reserved but not yet issued and cancellations under the 1993 Stock Plan will be made available for grant under the 2000 Stock Plan.

In 2000, the Company's stockholders approved the 2000 Stock Plan that became effective upon the completion of the Company's initial public offering in August 2000. The 2000 Stock Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants. A total of 200,000 shares of common stock were initially reserved for issuance under the 2000 Stock Plan. The 2000 Stock Plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each year, beginning in 2001, equal to the lesser of 200,000 shares, 1.5% of the outstanding shares of common stock on the first day of the year, or a lesser amount as the Board of Directors may determine.

As of December 31, 2000, a total of 374,601 shares of common stock were reserved for issuance under the 2000 Stock Plan.

A summary of the Company's stock option activity and related information follows:

                                                                            WEIGHTED-
                                                                            AVERAGE
                                                             PRICE          EXERCISE
                                           SHARES           PER SHARE         PRICE
                                          ---------       -------------     ---------
Outstanding at December 31, 1997          1,685,740       $ 0.21--$0.76      $ 0.46
  Granted                                   302,594       $        0.76      $ 0.76
  Exercised                                 (21,913)      $ 0.21--$0.38      $ 0.26
  Canceled                                  (19,569)      $ 0.38--$0.76      $ 0.60
                                          ---------
Outstanding at December 31, 1998          1,946,852       $ 0.21--$0.76      $ 0.50
  Granted                                 1,000,074       $        0.76      $ 0.76
  Exercised                                (206,835)      $ 0.21--$0.76      $ 0.44
  Canceled                                 (254,288)      $ 0.38--$0.76      $ 0.71
                                          ---------
Outstanding at December 31, 1999          2,485,803       $ 0.21--$0.76      $ 0.59
  Granted                                   687,222       $0.76--$10.40      $ 3.48
  Exercised                                (659,141)      $0.76--$10.40      $ 0.56
  Canceled                                 (272,674)      $ 0.38--$0.76      $ 0.75
                                          ---------
Outstanding at December 31, 2000          2,241,210       $ 0.20-$10.40      $ 1.47
                                          =========

                           ISTA PHARMACEUTICALS, INC.

5. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

The following table summarizes information about options outstanding at December 31, 2000:

                                                             OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                                       -------------------------------           -----------------------------
                                                         WEIGHTED
                                                         AVERAGE              WEIGHTED                                WEIGHTED
                                                        REMAINING             AVERAGE              NUMBER              AVERAGE
         RANGE OF                  NUMBER              CONTRACTUAL            EXERCISE           EXERCISABLE          EXERCISE
      EXERCISE PRICE             OUTSTANDING               LIFE                PRICE             AND VESTED             PRICE
      --------------             -----------           -----------            --------           -----------          --------
      $0.20 - $10.40              2,241,210                8.35                $1.47              1,286,592             $0.56

Pro forma net loss information has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed in SFAS No. 123. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of these options was estimated at the date of grant using the minimum value pricing model for grants prior to the initial public offering and the Black Scholes method for grants after the initial public offering with the following weighted average assumptions for 2000, 1999 and 1998: risk-free interest rate of 5.75%, 5.5% and 6.18%, respectively, zero dividend yield, volatility of 72% in 2000 and none for 1999 and 1998; and a weighted-average life of the option of five years. The estimated weighted average fair value of stock options granted during 2000, 1999 and 1998 was $5.25, $.17 and $.16 and respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company's pro forma information follows (in thousands except per share data):

                                                                   YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                           2000            1999            1998
                                                        ---------       ---------       ---------
Net loss attributable to common
   stockholders, as reported                            $ (41,102)      $ (14,284)      $  (9,624)
                                                        =========       =========       =========
Pro forma net loss                                      $ (41,920)      $ (14,360)      $  (9,686)
                                                        =========       =========       =========
Net loss per share, basic and diluted, as reported      $   (6.01)      $   (9.50)      $   (7.17)
                                                        =========       =========       =========
Pro forma net loss per share, basic and diluted         $   (6.13)      $   (9.56)      $   (7.22)
                                                        =========       =========       =========

                           ISTA PHARMACEUTICALS, INC.

5. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

SHARES RESERVED FOR FUTURE ISSUANCE

The following shares of common stock are reserved for future issuance at December 31, 2000:

Stock plans:
 Options granted and outstanding         2,241,210
  Reserved for future option grants        374,601
                                         ---------
                                         2,615,811
Stock purchase plan:
 Reserved for future issuance              200,000
                                         ---------
                                         2,815,811
                                         =========

DEFERRED COMPENSATION

During the years ended December 31, 2000, 1999 and 1998 in connection with the grant of various stock options to employees, the Company recorded deferred stock compensation totaling $3,535,000, $3,538,000 and $12,000, respectively, representing the difference between the exercise price and the estimated market value of the Company's common stock as determined by the Company's management on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the years ended December 31, 2000, 1999 and 1998, the Company recorded amortization of deferred compensation expense of $3,165,000, $1,324,000 and $11,000 respectively. As of December 31, 2000, total charges to be recognized in future periods from amortization of deferred stock compensation are anticipated to be approximately $1,615,000, $746,000, $220,000 and $4,000 for the years ending December 31,
2001, 2002, 2003 and 2004, respectively.

6. COMMITMENTS AND CONTINGENCIES

CLINICAL TRIAL AGREEMENTS

During 1998, the Company entered into several agreements with contract research organizations to perform Phase III clinical trials in various countries. Upon early termination, the Company is subject to a termination fee of approximately $200,000 as defined in the agreements. The Company presently has no intention of terminating the agreements. As of December 31, 2000, the Company had approximately $5.1 million of future obligations relating to services to be provided under these agreements.

                           ISTA PHARMACEUTICALS, INC.

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASE COMMITMENTS

The Company leases its corporate and laboratory facilities and certain equipment under various operating leases. As of December 31, 2000, the Company has made approximately $116,000 in cash deposits related to both capital and operating leases. Provisions of the facilities lease provide for abatement of rent during certain periods and escalating rent payments during the term. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Additionally, the Company is required to pay taxes, insurance and maintenance expenses related to the building. Rent expense on the facilities and equipment during 2000, 1999, 1998 and the period from February 13, 1992 (inception) to December 31, 2000 was $518,000, $237,000,
$288,000 and $1,512,000, respectively.

Future annual minimum payments under operating and capital leases as of December 31, 2000 are as follows (in thousands):

                                                  OPERATING    CAPITAL
YEARS ENDING DECEMBER 31:                          LEASES       LEASES
-------------------------                         ---------    -------
2001                                                $ 169       $  16
2002                                                   51          --
2003                                                   25          --
2004                                                    7
                                                    -----       -----
                                                    $ 252          16
                                                    =====
Less amounts representing interest                                 (1)
                                                                -----
Present value of future minimum lease payments                     15
Less current portion                                              (15)
                                                                -----
Long-term obligation under capital leases                       $  --
                                                                =====

PURCHASE COMMITMENTS

The Company entered into a long-term supply agreement with a manufacturer of hyaluronidase in the United Kingdom. The supply agreement provides for the United Kingdom manufacturer to supply, and the Company to purchase, certain minimum levels of hyaluronidase. At December 31, 2000, the approximate future purchase commitments under the supply agreement are as follows (in thousands):

                                2001      $  235
                                2002         564
                                2003         705
                                          ------
                                          $1,504
                                          ======

                           ISTA PHARMACEUTICALS, INC.

7. INCOME TAXES

At December 31, 2000, the Company had federal and California income tax net operating loss carryforwards of approximately $41,161,000 and $33,972,000, respectively.

The federal tax loss carryforwards will begin to expire in 2007, unless previously utilized. Approximately $502,000 of the California tax loss carryforwards expired in 2000 and the remaining California tax loss carryforwards will continue to expire in 2001, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $2,040,000 and $1,249,000, respectively, which will begin to expire in 2010, unless previously utilized.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's tax loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50% that have occurred. However, the Company does not believe such limitation will have a material impact upon the utilization of these carryforwards.

Significant components of the Company's deferred tax assets are shown below. A valuation allowance of $22,746,000 has been established to offset the deferred tax assets, as realization of such assets is uncertain.

                                                           DECEMBER 31,
                                                 -------------------------------
                                                     2000               1999
                                                 ------------       ------------
Deferred tax asset:
  Net operating loss carryforwards               $ 16,360,000       $  6,907,000
  Research and development credits                  2,852,000          2,027,000
  Capitalized research and development              2,916,000          4,505,000
  Deferred revenue                                         --          2,037,000
  Other, net                                          618,000            269,000
                                                 ------------       ------------
Total deferred tax asset                           22,746,000         15,745,000
Valuation allowance for deferred tax assets       (22,746,000)       (15,745,000)
                                                 ------------       ------------
                                                 $         --       $         --
                                                 ============       ============

A portion of the deferred tax assets related to net operating loss carryforwards as of December 31, 2000 include amounts related to stock option activity for which subsequent recognizable tax benefits, if any, will be credited to stockholders' equity.

8. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Savings Plan (the "Plan") covering substantially all employees that have been employed for at least three months and meet certain age requirements. Employees may contribute up to 15% of their compensation per year (subject to a maximum limit by federal tax law). The Company does not provide matching contributions to the Plan.

                           ISTA PHARMACEUTICALS, INC.

9. VISIONEX AGREEMENTS AND ACQUISITION

In June 1997, the Company entered into a seven-year agreement with Visionex Pte. Ltd. ("Visionex"), a Singapore corporation. The Company granted Visionex the exclusive right to register, import, market, sell and distribute the Company's products in East Asia (excluding Japan and Korea) in exchange for a license fee paid by Visionex to the Company of $5,000,000. Upon the formation of Visionex, the Company had no ownership interest in Visionex, but investors owning 87.3% of ISTA also owned 62.5% of Visionex. At March 8, 2000, investors who owned 66% of ISTA shares controlled 100% of Visionex shares. In addition, three of the five board members of Visionex at December 31, 2000 are also board members of the Company.

The Company also entered into a Call Option Agreement (the "Agreement") with Visionex and its shareholders (the "Shareholders"), whereby the Company could require the Shareholders to exchange their outstanding shares of Visionex stock (the "Preference Shares") for the Company's stock (the "Call Option"). The Visionex Preference Shares would have been exchanged for a range dependent upon the annual revenues of Visionex, as defined in the Agreement, of 1,668,662 up to 2,458,786 shares of the Company's common stock, or, if the Company had not yet successfully completed an initial public offering, Series C preferred stock. The Call Option could have been exercised by the Company anytime during the two-year period beginning June 27, 2000, but could have been deferred for a period of up to two years by a majority of the holders of the Preference Shares.

The Agreement also provided for a put option whereby each of the Visionex Shareholders could require the Company to purchase the outstanding Preference Shares held by such shareholder. The per share purchase price that was to be paid by the Company under the put option was 0.1689 shares of the Company's common stock, or, if the Company had not yet successfully completed an initial public offering, Series C preferred stock (up to a maximum of 2,252,694 shares). The put option was exercisable anytime in the three-year period beginning June 27, 1999.

The Company's financial statements through December 31, 1999 do not include the assets, liabilities, or results of operations of Visionex due to the Company's lack of ownership interest in Visionex and lack of control of the operations of Visionex during such period. Due to the existence of the put option, the $5 million license fee received from Visionex was recorded as a liability as of December 31, 1999.

On March 8, 2000, the Company issued 3,319,363 shares of Series C preferred stock to acquire all of the outstanding capital stock of Visionex, which was convertible into 2,458,787 shares of common stock. The assets of Visionex consisted primarily of cash of approximately $4.4 million and the product rights originally acquired from the Company by Visionex. The tangible assets were valued at Visionex's carrying value, which approximates fair value. The Company recorded no value for such intangible assets since (i) Visionex had not made any substantial progress in commercializing the products since it had originally acquired them, and (ii) the intangible assets had originally been acquired from the Company, and (iii) the Company

                           ISTA PHARMACEUTICALS, INC.

9. VISIONEX AGREEMENTS AND ACQUISITION (CONTINUED)

had no historical cost basis in the assets prior to the transfer of them to Visionex. The liability related to the license fee received from Visionex was extinguished and transferred to equity. Accordingly, the Company recognized a deemed dividend of $19.2 million in the first quarter of 2000 for the excess of the estimated value of the shares issued over the net tangible assets acquired.

The Company's consolidated financial statements for 2000 include the operations of Visionex since the date of acquisition.

Had the acquisition of Visionex occurred on January 1, 2000 or January 1, 1999, the Company's unaudited pro forma combined net loss and net loss per share for 2000 and 1999 would have been $21,852,000 and $14,260,000 and $1.79 and $1.46, respectively, excluding the deemed dividend.

10.  ALLERGAN AGREEMENT

In March 2000, the Company entered into a license agreement with Allergan, under which Allergan will be responsible for the marketing, sale and distribution of Vitrase in the United States and all international markets, except Mexico and Japan. Under a related supply agreement, the Company will supply all of Allergan's requirements of Vitrase at a fixed price per unit subject to certain future adjustments. The term of the license is ten full years after the date of the first commercial sale. Profits on the sale of Vitrase in the United States will be shared equally between Allergan and the Company. The Company is responsible for all costs of product development, preclinical studies and clinical trials of Vitrase and may receive up to $35.0 million in payments from Allergan upon the achievement of specified regulatory and development objectives.

The Company also issued 1,776,199 shares of Series D preferred stock to Allergan at $5.63 per share for proceeds of approximately $10.0 million. These shares were converted into 1,024,066 shares of common stock upon completion of the Company's initial public offering.

11. GEOGRAPHIC INFORMATION

During 2000, the Company purchased certain laboratory and production equipment for use in Mexico and the United Kingdom. Laboratory and production equipment located in these countries totaled $180,000 and $385,000 at December 31, 2000 and 1999, respectively.

The Company also has certain obligations denoted in foreign currency relating to clinical trials in Mexico, the United Kingdom, Poland, Germany, and the Netherlands. At December 31, 2000 and 1999 these obligations totaled $24,000 and $74,000, respectively.

                                 EXHIBIT INDEX

Exhibit
Number                         Description
------                         -----------
     3.1*       Amended and Restated Certificate of Incorporation, currently in effect

     3.2*       Bylaws of the registrant currently in effect

     4.1*       Specimen common stock certificate

    10.1*       Amended and Restated Investors Rights Agreement dated as of
                March 29, 2000

    10.2*       1993 Stock Plan and forms of agreements thereunder

    10.3*       2000 Stock Plan and forms of agreements thereunder

    10.4*       2000 Employee Stock Purchase Plan

    10.5* Form of Indemnification Agreement with executive officers and directors

    10.6* Clinical Development Agreement between Covance, Inc. and the registrant dated as of October 28, 1998, as amended

    10.7* Agreement between CroMedica Global Inc. and the registrant as of September 8, 1998

    10.8* Agreement between CroMedica Global Inc. and the registrant as of May 19, 1999

    10.9* Lease between the registrant and Aetna Life Insurance Company dated September 13, 1996 for leased premises located at Suite
                100, 15279 Alton Parkway, Irvine, California

    10.10*      Lease between the registrant and Aseguradora Mexicana, S.A.
                dated December 30, 1993 for leased premises located at Paseo de los Heroes No. 10, 105 in the development known as "Desarrollo
                Urbano del Rio Tijuana" in Tijuana, B.C., Mexico

    10.11*      Equipment Financing Agreement between Lease Management Services,
                Inc. and the registrant as of October 7, 1996, as amended

    10.12* Agreement between Visionex Pte. Ltd. and the registrant as of June 1997

    10.13*      Distributor Agreement between Laboratories Sophia S.A. de C.V.
                and the registrant as of April 23, 1998

    10.14* Manufacture and Supply Agreement between Prima Pharm, Inc. and the registrant as of December 19, 1996

    10.15* Supply Agreement between Biozyme Laboratories, Ltd. and the registrant as of September 23, 1999

    10.16*+     License Agreement between Allergan Sales, Inc., Allergan Sales,
                Ltd. and the registrant as of March 29, 2000

    10.17*+     Supply Agreement between Allergan Sales, Inc., Allergan Sales,
                Ltd. and the registrant as of March 29, 2000

    10.18*      Series D Preferred Stock Purchase Agreement between Allergan
                Pharmaceuticals (Ireland) Ltd., Inc. and registrant, dated as of March 29, 2000

    10.19* Call Option Agreement between Visionex Pte. Ltd. and the registrant as of June 27, 1997

    10.20       Amendment No. 1 to Contract Clinical Research Agreement with
                CroMedica Global, Inc., dated May 19, 1999

    10.21       Amendment No. 2 to Contract Clinical Research Agreement with
                CroMedica Global, Inc., dated May 19, 1999

    21.1*       Subsidiaries of the registrant

    23.1        Consent of Ernst & Young LLP, Independent Auditors

    24.1 Power of Attorney (contained in the signature page to this Report)

-----------

* Incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on April 5, 2000 (File No. 333-34120). The Securities and Exchange Commission initially declared the Registration Statement effective on August 9, 2000. ISTA subsequently filed two post-effective amendments to the Registration Statement, the last of which was declared effective on August 21, 2000.

+ Confidential treatment requested and received as to certain portions. These exhibits are incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on April 5, 2000 (File No. 333-34120). The Securities and Exchange Commission initially declared the Registration Statement effective on August 9, 2000. ISTA subsequently filed two post-effective amendments to the Registration Statement, the last of which was declared effective on August 21, 2000.