Form 10-Q
period 2001-03-31
ISTA PHARMACEUTICALS INC
filed 2001-05-11
CIK 930553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OR 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________


                             ----------------------

                        Commission File Number: 333-34120


                           ISTA PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              33-0511729
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


                   15279 ALTON PARKWAY #100, IRVINE, CA 92618
                    (Address of principal executive offices)


                                 (949) 788-6000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     The number of shares of the registrant's common stock, $.001 par value, outstanding as of April 30, 2001 was 15,512,683.

                                TABLE OF CONTENTS


                                                                         Page No
                                                                         -------
PART I    FINANCIAL INFORMATION

  Item 1  Financial Statements...........................................    3

          Condensed Balance Sheets - December 31, 2000 and
          March 31, 2001(unaudited)......................................    3

          Condensed Statements of Operations (unaudited) - Three Month
          Periods Ended March 31, 2001 and 2000 and for the Period from
          February 13, 1992 (inception) to March 31, 2001................    4

          Condensed Statements of Cash Flows (unaudited) - Three Month
          Periods Ended March 31, 2001 and 2000 and for the Period from
          February 13, 1992 (inception) to March 31, 2001................    5

          Notes to Unaudited Condensed Financial Statements..............    6

  Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................    7

  Item 3  Quantitative and Qualitative Disclosure about Market Risk......   14

PART II   OTHER INFORMATION

  Item 1  Legal Proceedings..............................................   14

  Item 2  Change in Securities and Use of Proceeds.......................   14

  Item 3  Defaults upon Senior Securities................................   15

  Item 4  Submission of Matters to a Vote of Security Holders............   15

  Item 5  Other Information..............................................   15

  Item 6  Exhibits and Reports on Form 8-K...............................   15

          Signatures.....................................................   16

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                           ISTA PHARMACEUTICALS, INC.

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                           March 31,    December 31,
                                                             2001           2000
                                                           ---------    ------------
                                                          (Unaudited)
                                 ASSETS

Current assets:
   Cash and cash equivalents                               $   9,843     $   8,772
   Short-term investments, available for sale                 11,845        16,957
   Advance payments - clinical trials                            204           433
   Other current assets                                          504           669
                                                           ---------     ---------
      Total current assets                                    22,396        26,831
Property and equipment, net                                      921           912
Note receivable from officer                                     165           162
Deposits and other assets                                         44           116
                                                           ---------     ---------
      Total Assets                                         $  23,526     $  28,021
                                                           =========     =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $     688     $     606
   Accrued compensation and related expense                      125           364
   Accrued expenses - clinical trials                          1,533         1,241
   Other accrued expenses                                      1,458         1,219
   Current portion of obligation under capital lease              --            15
                                                           ---------     ---------
      Total current liabilities                                3,804         3,445

Deferred rent                                                      8            12

Stockholders' equity:
   Common stock                                                   16            15
   Additional paid in capital                                103,507       103,942
   Deferred compensation                                      (1,713)       (2,585)
   Cumulative foreign currency translation adjustment            (38)          (27)
   Accumulated unrealized gain on investments                     32           149
   Deficit accumulated during the development stage          (82,090)      (76,930)
                                                           ---------     ---------
      Total stockholders' equity                              19,714        24,564
                                                           ---------     ---------
      Total Liabilities and Stockholders' Equity           $  23,526     $  28,021
                                                           =========     =========

                           ISTA PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                                               For the
                                                                             Period From
                                                                             February 13,
                                                                                1992
                                                      Three Months End       (Inception)
                                                          March 31,            Through
                                                    ---------------------     March 31,
                                                      2001         2000         2001
                                                    --------     --------    -----------
Operating expenses:
   Research and development                         $  3,929     $  3,023     $ 46,871
   General and administrative                          1,495        1,500       17,486
                                                    --------     --------     --------
Total operating expenses                               5,424        4,523       64,357
                                                    --------     --------     --------
Loss from operations                                  (5,424)      (4,523)     (64,357)
Interest income                                          264           54        1,852
Interest expense                                          --          (87)        (295)
                                                    --------     --------     --------
Net loss                                              (5,160)      (4,556)     (62,800)

Deemed dividend for preferred stockholders                --       19,245      (19,245)
                                                    --------     --------     --------
Net loss attributable to common stockholders        $ (5,160)    $(23,801)    $(82,045)
                                                    ========     ========     ========
Net loss per common share, basic and diluted        $  (0.33)    $ (13.10)
                                                    ========     ========

Shares used in computing net loss per
   common share, basic and diluted                    15,444        1,817

Pro forma net loss per common share, basic
   and diluted                                                   $  (2.77)
                                                                 ========

Shares used in computing pro forma net loss
   per common share, basic and diluted                              8,586

                           ISTA PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                            (IN THOUSANDS, UNAUDITED)

                                                                              For the
                                                                            Period From
                                                                            February 13,
                                                                               1992
                                                     Three Months Ended     (Inception)
                                                          March 31,           Through
                                                     -------------------     March 31,
                                                       2001       2000         2001
                                                     -------    --------    ------------
OPERATING ACTIVITIES
Net loss                                             $(5,160)   $(23,801)    $(82,045)
Deemed dividend for preferred stockholders                --      19,245       19,245
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization of deferred compensation                410         729        4,910
    Common stock issued for services                      --          --          113
    Depreciation and amortization                         84          68        1,069
Changes in operating assets and liabilities:
  Advanced payments - clinical trials                    229          79         (204)
  Other current assets                                   167         (27)        (504)
  Note receivable from officer                            (3)         (2)        (165)
  Accounts payable                                        82       2,073          688
  Accrued compensation and related expenses             (239)          3          125
  Accrued expenses - clinical trials                     292      (2,594)       1,659
  Other accrued expenses                                 239         651        1,458
  Deferred rent                                           (4)         (2)           8
  License fee received from Visionex                      --          --        5,000
                                                     -------    --------     --------
      Net cash used in operating activities           (3,903)     (3,578)     (48,643)
                                                     -------    --------     --------

INVESTING ACTIVITIES
Purchase of marketable investment securities          (4,219)         --      (24,027)
Sale of marketable investment securities               9,219          --       12,219
Purchase of equipment                                    (94)        (28)      (1,983)
Proceeds from refinancing under capital leases            --          --          827
Deposits and other assets                                 72        (371)         (44)
Cash acquired from Visionex transaction                   --       4,403        4,403
                                                     -------    --------     --------
  Net cash provided by (used in)
    investing activities                               4,978       4,004       (8,605)
                                                     -------    --------     --------

FINANCING ACTIVITIES
Payments on obligation under capital leases              (15)        (58)        (827)
Proceeds from exercise of stock options                   22          69          503
Proceeds from exercise of warrants                        --          --           41
Proceeds from bridge loans with related parties           --          --        5,047
Payments on bridge loans with related parties             --        (500)      (3,755)
Proceeds from issuance of preferred stock                 --      10,000       34,215
Repurchase of preferred stock                             --          --          (56)
Proceeds from issuance of common stock                    --          --       31,961
                                                     -------    --------     --------
      Net cash provided by financing activities            7       9,511       67,129

Effect of exchange rate changes on cash                  (11)        (26)         (38)
                                                     -------    --------     --------
INCREASE IN CASH AND CASH EQUIVALENTS                  1,071       9,911        9,843

Cash and cash equivalents at beginning of period       8,772         709           --
                                                     -------    --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 9,843    $ 10,620     $  9,843
                                                     =======    ========     ========

                           ISTA PHARMACEUTICALS, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

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

2.   BASIS OF PRESENTATION

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the accompanying financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, consisting of only normal, recurring accruals, necessary to present fairly the Company's financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

3.   COMPREHENSIVE INCOME (LOSS)

     FAS No. 130, Reporting Comprehensive Income requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS No. 130, the accumulated unrealized gains (losses) on investments and the accumulated foreign currency translation adjustments are disclosed as separate components of stockholders' equity.

4.   NET LOSS PER SHARE

     In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (SAB) No. 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income
(loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options, outstanding during the period. Such common share equivalents have not been included in the Company's computation of net loss per share as their effect would be anti-dilutive.

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

     Included in net loss per common share, basic and diluted, and pro forma net loss per common share, basic and diluted, for the three months ended March 31, 2000 is the deemed dividend for preferred stockholders of approximately $19,245,000, which relates to the Company's acquisition of Visionex on March 8, 2000. The deemed dividend represents the excess of the estimated value of the preferred shares issued to purchase Visionex over the net tangible assets acquired.

5.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company adopted on January 1, 2001. SFAS No. 133 sets forth a comprehensive and consistent standard for the recognition of derivatives and hedging activities. The adoption of SFAS No. 133 did not have an impact on our results of operations or financial condition as we currently hold no derivative financial instruments and do not currently engage in hedging activities.


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

     Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation "Factors That May Affect Results of Operations and Financial Condition" set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions, "Management Discussion and Analysis of Financial Condition and Results of Operations", "Risk Factors", "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements", included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

     We currently have no products available for sale. We have incurred losses since our inception and had an accumulated deficit through March 31, 2001 of $82.0 million. Our losses have resulted primarily from research and development activities, including clinical trials, related general and administrative expenses and a deemed dividend for preferred stockholders. We expect to continue to incur operating losses for the foreseeable future as we continue our research and development and clinical testing activities, and seek regulatory approval for our product candidates.

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

RESULTS OF OPERATIONS

Three months Ended March 31, 2001 and 2000

     Research and development expenses. Research and development expenses were $3.9 million for the three months ended March 31, 2001 compared to $3.0 million for the three months ended March 31, 2000. The increase of $900,000 was primarily attributable to expansion of our preclinical and clinical development activities, including two Phase III clinical trials of Vitrase for treatment of severe vitreous hemorrhage. We anticipate that expenses in connection with our Phase III Vitrase studies, including activities provided by contract research organizations and patient enrollment, will increase over the next several quarterly periods. In addition, and in connection with our preparations for submission of a New Drug Application for Vitrase, we anticipate an increase in expenses and expenditures associated with our manufacturing activities. In particular, we will need to purchase equipment and incur certain expenses in order to improve the manufacturing operations of our contract manufacturers.

     General and administrative expenses. General and administrative expenses were $1.5 million for the three months ended March 31, 2001, unchanged from the three months ended March 31, 2000. We anticipate that our quarterly general and administrative expenses for 2001 will approximate the quarterly expenses in 2000. We anticipate that increasing expenses in connection with support of our expanding operations and expenses associated with requirements as a public reporting company will be offset by a decrease in non-cash compensation expenses related to stock option grants.

     Interest income. Interest income was $264,000 for the three months ended March 31, 2001 compared to $54,000 for the three months ended March 31, 2000. The increase of $210,000 was directly attributable to the investment of the net proceeds from our initial public offering in August 2000.

     Interest expense. There was no interest expense for the three months ended March 31, 2001 compared to $87,000 for the three months ended March 31, 2000. The majority of the interest expense for the three months ended March 31, 2000 was related to loans from shareholders, which were repaid in March 2000.

     Deemed dividend. During the quarter ended March 31, 2000, we acquired Visionex and accounted for the acquisition under the purchase method of accounting. At the time of the acquisition, we recorded $4.4 million of tangible assets acquired and recognized a deemed dividend of $19.2 million for the excess of the extended value of the shares issued over the net tangible assets acquired.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, we had approximately $21.7 million in cash and short-term investments.

     We have financed our operations since inception primarily through private sales of our preferred stock and sale of our common stock in our initial public offering. We received net proceeds of $10.0 million from the private sale of preferred stock in March 2000 and $31.8 million from our initial public offering in August 2000.

     For the three months ended March 31, 2001, we used $3.9 million of cash for operations, principally as a result of the net loss of $5.2 million partially offset by non-cash compensation expense of approximately $410,000. We used approximately $3.6 million of cash for operations in the three months ended March 31, 2000, principally as a result of the net loss of $23.8 million partially offset by the non-cash deemed dividend for preferred stockholders of approximately $19.2 million and non-cash compensation expense of approximately $729,000.

     For the three months ended March 31, 2001, $5.0 million of cash was provided by investing activities, primarily from the sale of marketable investment securities. For the three months ended March 31, 2000, $4.4 million of cash was provided from the acquisition of Visionex.

     Net cash provided by financing activities totaled $7,000 for the three months ended March 31, 2001 compared to $9.5 million for the three months ended March 31, 2000. During the three months ended March 31, 2000, $10.0 million in net cash was provided from the private sale of preferred stock.

     We believe that our cash on hand will be sufficient to fund our operations and capital expenditure needs for approximately the next twelve months. During this period, we plan to allocate our capital resources primarily to the development of our lead product candidate, Vitrase, for the treatment of severe vitreous hemorrhage. We will need to raise additional funds to continue the development and commercialization of Vitrase for severe vitreous hemorrhage, and further development of our other product candidates, beyond this period. This additional financing may not be available when needed or, if available, may not be on terms favorable to us or to our stockholders. Insufficient funds may require us to further delay, scale back or eliminate some or all of our product development efforts or may limit our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

     Our actual future capital requirements will depend on many factors, including the following:

     o the rate of progress of, and spending on, our research and development programs

     o  the results of our clinical trials

     o  the time and expense necessary to obtain regulatory approvals

     o  our ability to establish and maintain collaborative relationships

     o  receiving milestone payments from Allergan

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

FACTORS THAT MAY EFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

WE HAVE A HISTORY OF NET LOSSES; WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

     We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. As of March 31, 2001, our accumulated deficit was $82.1 million, including a net loss of approximately $41.1 million for the year ended December 31, 2000 and a net loss of $5.2 million for the three months ended March 31, 2001. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. It is possible that we will never achieve profitable operations.

IF WE CANNOT RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS, WE WILL NEED TO SIGNIFICANTLY CURTAIL OUR OPERATIONS.

     Due to an increase in planned research and development expenditures in connection with the completion of our Phase III clinical trials for Vitrase, we believe that our cash on hand will be sufficient to fund our operations and capital expenditure needs for approximately the next twelve months. During this period, we plan to allocate our capital resources primarily to the development of our lead product candidate, Vitrase for the treatment of severe vitreous hemorrhage. We will need to raise additional funds to continue the development and commercialization of Vitrase for severe vitreous hemorrhage, and further the development of our other product candidates beyond this period.

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

IF WE HAVE PROBLEMS WITH BIOZYME LABORATORIES, LTD., OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS COULD BE DELAYED OR STOPPED.

     We have a supply agreement with Biozyme pursuant to which Biozyme supplies, our contract manufacturer with all of our ovine hyaluronidase requirements for use in our clinical trials. Biozyme is currently our only source for highly purified hyaluronidase, which is extracted from sheep in New Zealand. Difficulties in our relationship with Biozyme could limit our ability to provide sufficient quantities of our products for clinical trials and commercial sales.

IF WE HAVE PROBLEMS WITH OUR CONTRACT MANUFACTURER, OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS COULD BE DELAYED OR STOPPED.

     We currently rely on Prima Pharm, Inc. for formulation and filling of dose specific vials of hyaluronidase to be used in our clinical trials. To date, Prima Pharm has produced only small quantities of our product for use in clinical trials. Prima Pharm may be unable to scale up production when necessary or accurately and reliably manufacture commercial quantities of our products at reasonable costs. Therefore, we began considering switching to a new contract manufacturer.

     The manufacturing facilities of our contract manufacturer, Prima Pharm or its replacement, must comply with current Good Manufacturing Practices regulations, which the FDA strictly enforces. Such compliance will require a capital commitment on our part. Difficulties in our relationship with our contract manufacturer, could limit our ability to provide sufficient quantities of our products for clinical trials and commercial sales.

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

     The active pharmaceutical ingredient in our product candidates is hyaluronidase, which is extracted from sheep in New Zealand. Biozyme, the company that processes hyaluronidase for us, is located in Wales and ships hyaluronidase to our manufacturer, Prima Pharm, in San Diego, approximately twice per month for formulation and filling of dose specific vials. These shipments require an export permit from the Ministry of Agriculture, Fisheries and Food (MAFF) of the UK. The MAFF temporarily placed exportation of processed hyaluronidase and other biological materials on hold because of the foot-and-mouth disease outbreak. Before it will issue export permits for these materials, including hyaluronidase, MAFF is requiring that the United States Department of Agriculture (USDA) make a written request that permits be issued, and the USDA has issued a permit request for our hyaluronidase. If UK authorities do not issue permits for the export of processed hyaluronidase to the United States, or do not do so in a timely manner, or if U.S. authorities do not permit its importation, lengthy delays may occur in the shipment of our active pharmaceutical ingredient to our manufacturer, Prima Pharm, which would delay our on-going clinical studies and our business and financial condition would be materially impaired.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2000 and for the first three months of 2001 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense.

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

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5  OTHER INFORMATION

     None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on this 11th day of May 2001.


                                            ISTA Pharmaceuticals, Inc.
                                            --------------------------
                                                   (Registrant)


                                            /s/ J. C. MacRae
                                            ------------------------------------
                                                J. C. MacRae
                                                Executive Vice President,
                                                Chief Operating Officer and
                                                Chief Financial Officer