Form 10-Q
period 2001-06-30
ISTA PHARMACEUTICALS INC
filed 2001-08-09
CIK 930553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares of the registrant's common stock, $.001 par value, outstanding as of July 31 was 15,598,840.

                                TABLE OF CONTENTS


                                                                                                 Page No
                                                                                                 -------

PART I FINANCIAL INFORMATION

   Item 1     Financial Statements ...........................................................      3

                Condensed Balance Sheets  -  December 31, 2000 and
                June 30, 2001 (unaudited) ....................................................      3

                Condensed Statements of Operations (unaudited)  -  Three and
                Six Month Periods Ended June 30, 2001 and 2000 ...............................      4

                Condensed Statements of Cash Flows (unaudited)  -  Six Month
                Periods Ended June 30, 2001 and 2000 .........................................      5

                Notes to Unaudited Condensed Financial Statements ............................      6

   Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations ......................................................      7

   Item 3     Quantitative and Qualitative Disclosure about Market Risk ......................     14


PART II       OTHER INFORMATION

   Item 1     Legal Proceedings ..............................................................     14

   Item 2     Change in Securities and Use of Proceeds .......................................     14

   Item 3     Defaults upon Senior Securities ................................................     15

   Item 4     Submission of Matters to a Vote of Security Holders ............................     15

   Item 5     Other Information ..............................................................     15

   Item 6     Exhibits and Reports on Form 8-K ...............................................     15

              Signatures .....................................................................     16

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS


                           ISTA PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   June 30,         December 31,
                                                                     2001              2000
                                                                   ---------        ------------
                                                                  (Unaudited)

                                 ASSETS

Current assets:
   Cash and cash equivalents                                       $   7,413         $   8,772
   Short-term investments, available for sale                          9,055            16,957
   Advance payments - clinical trials                                     94               433
   Other current assets                                                  631               669
                                                                   ---------         ---------
      Total current assets                                            17,193            26,831
Property and equipment, net                                              870               912
Note receivable from officer                                             167               162
Deposits and other assets                                                 44               116
                                                                   ---------         ---------
      Total Assets                                                 $  18,274         $  28,021
                                                                   =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $     985         $     606
   Accrued compensation and related expense                              113               364
   Accrued expenses - clinical trials                                    538             1,241
   Other accrued expenses                                              1,417             1,219
   Current portion of obligation under capital lease                      --                15
                                                                   ---------         ---------
      Total current liabilities                                        3,053             3,445

Deferred rent                                                              4                12

Stockholders' equity:
   Common stock                                                           16                15
   Additional paid in capital                                        103,538           103,942
   Deferred compensation                                              (1,287)           (2,585)
   Cumulative foreign currency translation adjustment                    (41)              (27)
   Accumulated unrealized gain on investments                             25               149
   Deficit accumulated during the development stage                  (87,034)          (76,930)
                                                                   ---------         ---------
      Total stockholders' equity                                      15,217            24,564
                                                                   ---------         ---------
      Total Liabilities and Stockholders' Equity                   $  18,274         $  28,021
                                                                   =========         =========

                           ISTA PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                 For the Period
                                                                                                      From
                                                                                                  February 13,
                                                                                                      1992
                                                 Three Months Ended         Six Months Ended       (Inception)
                                                       June 30,                  June 30,           Through
                                                ---------------------     ---------------------     June 30,
                                                  2001         2000         2001         2000         2001
                                                --------     --------     --------     --------  --------------

Operating expenses:
   Research and development                     $  3,643     $  4,558     $  7,572     $  7,581     $ 50,514
   General and administrative                      1,659        1,711        3,154        3,211       19,145
                                                --------     --------     --------     --------     --------
Total operating expenses                           5,302        6,269       10,726       10,792       69,659
                                                --------     --------     --------     --------     --------
Loss from operations                              (5,302)      (6,269)     (10,726)     (10,792)     (69,659)
Interest income                                      383           77          647          131        2,235
Interest expense                                     (25)          41          (25)         (46)        (320)
                                                --------     --------     --------     --------     --------
Net loss                                          (4,944)      (6,151)     (10,104)     (10,707)     (67,744)

Deemed dividend for preferred stockholders            --           --           --      (19,245)     (19,245)
                                                --------     --------     --------     --------     --------

Net loss attributable to common stockholders    $ (4,944)    $ (6,151)    $(10,104)    $(29,952)    $(86,989)
                                                ========     ========     ========     ========     ========

Net loss per common share, basic and diluted    $  (0.32)    $  (3.00)    $  (0.65)    $ (15.50)
                                                ========     ========     ========     ========

Shares used in computing net loss per
   common share, basic and diluted                15,554        2,047       15,499        1,932

Pro forma net loss per common share, basic
   and diluted                                               $  (0.53)                 $  (2.96)
                                                             ========                  ========

Shares used in computing pro forma net loss
   per common share, basic and diluted                         11,628                    10,109

                           ISTA PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                             For the
                                                                                             Period
                                                                                              From
                                                                                           February 13,
                                                                                              1992
                                                                  Six Months Ended         (Inception)
                                                                     June 30,                Through
                                                               -----------------------       June 30,
                                                                 2001           2000           2001
                                                               --------       --------     ------------

OPERATING ACTIVITIES

Net loss                                                       $(10,104)      $(29,952)      $(86,989)
Deemed dividend for preferred stockholders                           --         19,245         19,245
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Amortization of deferred compensation                            792          1,782          5,292
   Common stock issued for services                                  --             --            113
   Loss on disposal of property and equipment                         5             --              5
   Depreciation and amortization                                    172            141          1,157
Changes in operating assets and liabilities:
   Advanced payments - clinical trials and other current
     assets                                                         377            123           (725)
   Note receivable from officer                                      (5)            (5)          (167)
   Accounts payable                                                 379          1,852            985
   Accrued compensation and related expenses                       (251)            (1)           113
   Accrued expenses - clinical trials and other accrued
     expenses                                                      (505)        (2,395)         2,079
  Deferred rent                                                      (8)            (5)             4
  License fee received from Visionex                                 --             --          5,000
                                                               --------       --------       --------
      Net cash used in operating activities                      (9,148)        (9,215)       (53,888)
                                                               --------       --------       --------

INVESTING ACTIVITIES

Purchase of marketable investment securities                     (9,351)            --        (29,159)
Sale of marketable investment securities                         17,129             --         20,129
Purchase of equipment                                              (135)           (82)        (2,024)
Deposits and other assets                                            72            (53)           (44)
Proceeds from refinancing under capital leases                       --             --            827
Cash acquired from Visionex transaction                              --          4,403          4,403
                                                               --------       --------       --------
      Net cash (used in) provided by investing activities         7,715          4,268         (5,868)
                                                               --------       --------       --------

FINANCING ACTIVITIES

Payments on obligation under capital lease                          (15)          (164)          (827)
Proceeds from exercise of stock options                              78            216            559
Proceeds from exercise of warrants                                   --             --             41
Proceeds from bridge loans with related parties                      --             --          5,047
Payments on bridge loans with related parties                        --           (500)        (3,755)
Proceeds from issuance of preferred stock                            --         10,000         34,215
Repurchase of preferred stock                                        --             --            (56)
Proceeds from issuance of common stock                               25             --         31,986
                                                               --------       --------       --------
      Net cash provided by financing activities                      88          9,552         67,210

Effect of exchange rate changes on cash                             (14)           (27)           (41)
                                                               --------       --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (1,359)         4,578          7,413

Cash and cash equivalents at beginning of period                  8,772            709             --
                                                               --------       --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  7,413       $  5,287       $  7,413
                                                               ========       ========       ========

                           ISTA PHARMACEUTICALS, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

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

3.   COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, Reporting Comprehensive Income, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS No. 130, the accumulated balance of unrealized gains/(losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders' equity.

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

     Included in net loss per common share, basic and diluted, and pro forma net loss per common share, basic and diluted, for the six months ended June 30, 2000 is the deemed dividend for preferred stockholders of approximately $19,245,000, which relates to the Company's acquisition of Visionex on March 8, 2000. The deemed dividend represents the excess of the estimated value of the preferred shares issued to purchase Visionex over the net tangible assets acquired.

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

     We currently have no products available for sale. We have incurred losses since our inception and had an accumulated deficit through June 30, 2001 of $87.0 million. Our losses have resulted primarily from research and development activities, including clinical trials, related general and administrative expenses and a deemed dividend for preferred stockholders. We expect to continue to incur operating losses for the foreseeable future as we continue our research and development and clinical testing activities, and seek regulatory approval for our product candidates.

     In March 2000, we completed the acquisition of Visionex, a Singapore corporation, which had been conducting a Phase II clinical trial of Vitrase in Singapore. Visionex was a related party through common ownership by some of our stockholders.

     In March 2000, we entered into a collaboration with Allergan, Inc. under which Allergan will be responsible for the marketing, sale and distribution of Vitrase in the United States and all international markets, except Mexico until April 2004, and Japan. We will be dependent on the success of Allergan in commercializing Vitrase in these markets. Our principal sources of revenue from this collaboration and the commercialization of Vitrase will be milestone, royalty and profit sharing payments received from Allergan. Under the terms of the collaboration, we are responsible for the manufacture of Vitrase and for supplying all of Allergan's requirements for Vitrase. If we are successful in obtaining regulatory approval for Vitrase and Allergan achieves significant sales of the product, our aggregate manufacturing costs will increase.

RESULTS OF OPERATIONS

Three months Ended June 30, 2001 and 2000

     Research and development expenses. Research and development expenses were $3.6 million for the three months ended June 30, 2001 compared to $4.6 million for the three months ended June 30, 2000. The decrease of $1.0 million was primarily attributable to fluctuations in the timing of certain research and development expenses in 2000, particularly expenses associated with our two Phase III clinical trials of Vitrase for the treatment of severe vitreous hemorrhage. In connection with our preparations for submission of a New Drug Application for Vitrase, we anticipate an increase in expenses and expenditures associated with our manufacturing activities. In particular, we will need to purchase equipment and incur certain expenses in order to improve the manufacturing operations of our contract manufacturers.

     General and administrative expenses. General and administrative expenses were $1.7 million for the three months ended June 30, 2001, unchanged from the three months ended June 30, 2000. We anticipate that our total general and administrative expenses for 2001 will approximate the total incurred in 2000.

     Interest income. Interest income was $383,000 for the three months ended June 30, 2001 compared to $77,000 for the three months ended June 30, 2000. The increase of $306,000 was directly attributable to higher cash balances in 2001 due to the investment of the proceeds from our initial public offering in August 2000.

     Interest expense. Interest expense was $25,000 for the three months ended June 30, 2001 compared to an interest expense credit of $41,000 for the three months ended June 30, 2000. The interest expense credit was primarily the result of an adjustment in previously accrued interest expense related to loans from shareholders that were repaid in March 2000.

Six Months Ended June 30, 2001 and 2000

     Research and development expenses. Research and development expenses were $7.6 million for the six months ended June 30, 2001, unchanged from the six months ended June 30, 2000.

     General and administrative expenses. General and administrative expenses were $3.2 million for the six months ended June 30, 2001, unchanged from the six months ended June 30, 2000.

     Interest income. Interest income was $647,000 for the six months ended June 30, 2001 compared to $131,000 for the six months ended June 30, 2000. The increase of $516,000 was directly attributable to higher cash balances in 2001 due to the investment of the proceeds from our initial public offering in August 2000.

     Interest expense. Interest expense was $25,000 for the six months ended June 30, 2001 compared to $46,000 for the six months ended June 30, 2000. The decrease of $21,000 was primarily attributable to interest on loans from shareholders that were repaid in March 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, we had approximately $16.5 million in cash and short-term investments.

     We have financed our operations since inception primarily through private sales of our preferred stock and sale of our common stock in our initial public offering. We received net proceeds of $10.0 million from the private sale of preferred stock in March 2000 and $31.8 million from our initial public offering in August 2000.

     For the six months ended June 30, 2001, we used $9.1 million of cash for operations principally as a result of the net loss of $10.1 million partially offset by non-cash compensation expense of approximately $792,000. We used approximately $9.2 million of cash for operations in the six months ended June 30, 2000.

     For the six months ended June 30, 2001, $7.7 million of cash was provided by investing activities, primarily from the sale of marketable investment securities. For the six months ended June 30, 2000, $4.4 million of cash was provided from the acquisition of Visionex.

     Net cash provided by financing activities totaled $88,000 for the six months ended June 30, 2001 compared to $9.6 million for the six ended June 30, 2000. During the six months ended June 30, 2000, $10.0 million in net cash was provided from the private sale of preferred stock.

    We believe that our cash on hand will be sufficient to fund our operations and capital expenditure needs for approximately the next nine months. During this period, we plan to allocate our capital resources primarily to the development of our lead product candidate, Vitrase, for the treatment of severe vitreous hemorrhage. We will need to raise additional funds to continue the development and commercialization of Vitrase for severe vitreous hemorrhage, and further development of our other product candidates, beyond this period. This additional financing may not be available when needed or, if available, may not be on terms favorable to us or to our stockholders. Insufficient funds may require us to further delay, scale back or eliminate some or all of our product development efforts or may limit our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

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

FACTORS THAT MAY EFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

WE HAVE A HISTORY OF NET LOSSES; WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

     We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. As of June 30, 2001, our accumulated deficit was $87.0 million, including a net loss of approximately $41.1 million for the year ended December 31, 2000 and a net loss of $10.1 million for the six months ended June 30, 2001. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. It is possible that we will never achieve profitable operations.

IF WE CANNOT RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS, WE WILL NEED TO SIGNIFICANTLY CURTAIL OUR OPERATIONS.

     We believe that our cash on hand will be sufficient to fund our operations and capital expenditure needs for approximately the next nine months. During this period, we plan to allocate our capital resources primarily to the development of our lead product candidate, Vitrase for the treatment of severe vitreous hemorrhage. We will need to raise additional funds to continue the development and commercialization of our product candidates beyond this period. These funds may not be available on favorable terms, or at all. If we do not succeed in raising additional funds, we will need to curtail our operations significantly.

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

IF WE HAVE PROBLEMS WITH BIOZYME LABORATORIES, LTD., OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS COULD BE DELAYED OR STOPPED.

     We have a supply agreement with Biozyme pursuant to which Biozyme supplies our contract manufacturer with all of our ovine hyaluronidase requirements for use in our clinical trials. Biozyme is currently our only source for highly purified hyaluronidase, which is extracted from sheep in New Zealand. Difficulties in our relationship with Biozyme could limit our ability to provide sufficient quantities of our products for clinical trials and commercial sales.

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

     We have identified a new contract manufacturer and are in the process of negotiating an agreement for the manufacture of commercial quantities of Vitrase. There can be no assurance that we will be able to complete an agreement with this new contract manufacturer on favorable terms, or at all.

     The manufacturing facilities of our contract manufacturer, Prima Pharm or its replacement, must comply with current Good Manufacturing Practices regulations, which the FDA strictly enforces. Such compliance will require a capital commitment on our part. Difficulties in our relationship with our contract manufacturer could limit our ability to provide sufficient quantities of our products for clinical trials and commercial sales.

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

     The active pharmaceutical ingredient in our product candidates is hyaluronidase, which is extracted from sheep in New Zealand. Biozyme, the company that processes hyaluronidase for us, is located in Wales and ships hyaluronidase to our manufacturer, Prima Pharm, in San Diego, approximately twice per month for formulation and filling of dose specific vials. These shipments require an export permit from the Ministry of Agriculture, Fisheries and Food (MAFF) of the UK. The MAFF temporarily placed exportation of processed hyaluronidase and other biological materials on hold because of the foot-and-mouth disease outbreak. Before it will issue export permits for these materials, including hyaluronidase, MAFF is requiring that the United States Department of Agriculture (USDA) make a written request that permits be issued, and the USDA has issued a permit request for our hyaluronidase. If UK authorities do not issue permits for the export of processed hyaluronidase to the United States, or do not do so in a timely manner, or if U.S. authorities do not permit its importation, lengthy delays may occur in the shipment of our active pharmaceutical ingredient to our manufacturer, Prima Pharm or its replacement, which would delay our on-going clinical studies and our business and financial condition would be materially impaired.

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

     We have ceased negotiations with a third party for our acquisition of rights to patent applications owned by such party related to our Keraform product in development. As a result, we may be required to license these patent rights in order to commercialize our Keraform product as currently planned. Such a license may not be available to us on favorable terms, if at all. If such license is not available and we commercialize our Keraform product in its current configuration, there is a possibility that we could be sued for patent infringement should any patents containing claims related to our Keraform product issue from these patent applications.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2000 and for the first six months of 2001 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense.

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


PART II  OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

     None


ITEM 2  CHANGE IN SECURITIES AND USE OF PROCEEDS

INITIAL PUBLIC OFFERING

     On August 25, 2000 the Company completed an initial public offering of 3,000,000 shares of common stock at an initial public offering price of $10.50 per share with gross proceeds of $31,500,000. Net proceeds, after a 7% underwriters' discount, were $29,295,000. Additional expenses relating to the initial public offering, other than the underwriters' discount, amounted to $1,918,000. The managing underwriters for the offering were CIBC World Markets, Prudential Vector Healthcare and Thomas Weisel Partners LLC. The shares of common stock sold in the offering were registered under the Act in a Registration Statement on Form S-1, as amended (File No. 333-34120). The Securities and Exchange Commission initially declared the Registration Statement effective on August 9, 2000. We subsequently filed two post-effective amendments to the Registration Statement, the last of which was declared effective on August 21, 2000.

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

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on May 24, 2001.

     Proposal No. 1: The stockholders elected each of the following persons as a director to hold office until the 2004 Annual Meeting of Stockholders or until his successor has been duly elected and qualified.

Director's Name                     Votes For        Votes Withheld
---------------                     ---------        --------------

Robert G. McNeil, Ph.D.             9,144,984            29,936
John H. Parrish                     9,167,876             7,044

     Proposal No. 2: The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 2001 (with 9,171,070 affirmative votes, 3,850 votes against, no votes abstaining, and no broker non - votes).

ITEM 5  OTHER INFORMATION

     None


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on this 9th day of August 2001.


                                                     ISTA Pharmaceuticals, Inc.
                                                     ---------------------------
                                                            (Registrant)


                                                     /s/ J. C. MacRae
                                                     ---------------------------
                                                         J. C. MacRae
                                                         Executive Vice
                                                         President, Chief
                                                         Operating Officer and
                                                         Chief Financial Officer