Form 10-Q
period 2001-09-30
ISTA PHARMACEUTICALS INC
filed 2001-11-14
CIK 930553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OR 1934 FOR THE TRANSITION PERIOD FROM __________________ TO __________________

Commission File Number: 333-34120

ISTA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0511729 (IRS Employer Identification No.)

15279 ALTON PARKWAY #100, IRVINE, CA 92618
(Address of principal executive offices)

(949) 788-6000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes     [   ]   No

     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of October 31, 2001 was 15,600,259.

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

ISTA Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In Thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,817	$8,772
Short-term investments, available for sale	5,064	16,957
Advance payments — clinical trials	40	433
Other current assets	623	669

Total current assets	12,544	26,831
Property and equipment, net	802	912
Note receivable from officer	170	162
Deposits and other assets	44	116

Total Assets	$13,560	$28,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$598	$606
Accrued compensation and related expenses	266	364
Accrued expenses — clinical trials	887	1,241
Other accrued expenses	1,447	1,219
Current portion of obligation under capital lease	—	15

Total current liabilities	3,198	3,445
Deferred rent	—	12
Stockholders’ equity:
Common stock	16	15
Additional paid in capital	103,537	103,942
Deferred compensation	(999)	(2,585)
Cumulative foreign currency translation adjustment	(33)	(27)
Accumulated unrealized gain on investments	37	149
Deficit accumulated during the development stage	(92,196)	(76,930)

Total stockholders’ equity	10,362	24,564

Total Liabilities and Stockholders’ Equity	$13,560	$28,021

ISTA Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

					For the Period
					From
					February 13,
					1992
	Three Months Ended		Nine Months Ended		(Inception)
	September 30,		September 30,		Through
					September 30,
	2001	2000	2001	2000	2001

Operating expenses:
Research and development	$3,929	$4,075	$11,501	$11,655	$54,443
General and administrative	1,364	1,590	4,518	4,801	20,509

Total operating expenses	5,293	5,665	16,019	16,456	74,952

Loss from operations	(5,293)	(5,665)	(16,019)	(16,456)	(74,952)
Interest income	131	124	778	255	2,366
Interest expense	—	(2)	(25)	(48)	(320)

Net loss	(5,162)	(5,543)	(15,266)	(16,249)	(72,906)
Deemed dividend for preferred stockholders	—	—	—	(19,245)	(19,245)

Net loss attributable to common stockholders	$(5,162)	$(5,543)	$(15,266)	$(35,494)	$(92,151)

Net loss per common share, basic and diluted	$(0.33)	$(0.70)	$(0.98)	$(8.98)

Shares used in computing net loss per common share, basic and diluted	15,599	7,954	15,533	3,954
Pro forma net loss per common share, basic and diluted		$(0.42)		$(3.18)

Shares used in computing pro forma net loss per common share, basic and diluted		13,265		11,167

ISTA Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

			For the Period
			From
			February 13,
	Nine Months Ended		1992 (Inception)
	September 30,		Through
			September 30,
	2001	2000	2001

Operating Activities
Net loss attributable to common stockholders	$(15,266)	$(35,494)	$(92,151)
Deemed dividend for preferred stockholders	—	19,245	19,245
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Amortization of deferred compensation	1,078	2,552	5,577
Common stock issued for services	—	113	113
Loss on disposal of property and equipment	9	—	9
Depreciation and amortization	254	225	1,239
Changes in operating assets and liabilities:
Advanced payments — clinical trials and other current assets	439	322	(663)
Note receivable from officer	(8)	(8)	(170)
Accounts payable	(8)	470	598
Accrued compensation and related expenses	(98)	(11)	266
Accrued expenses — clinical trials and other accrued expenses	(126)	(2,502)	2,458
Deferred rent	(12)	(7)	—
License fee received from Visionex	—	—	5,000

Net cash used in operating activities	(13,738)	(15,095)	(58,479)

Investing Activities
Purchase of marketable investment securities	(12,346)	(20,275)	(32,236)
Sale of marketable investment securities	24,129	2,000	27,211
Purchase of equipment	(154)	(112)	(2,043)
Deposits and other assets	72	112	(44)
Proceeds from refinancing under capital leases	—	—	827
Cash acquired from Visionex transaction	—	4,403	4,403

Net cash provided by (used in) investing activities	11,701	(13,872)	(1,882)

Financing Activities
Payments on obligation under capital lease	(15)	(204)	(827)
Proceeds from exercise of stock options	78	297	559
Proceeds from exercise of warrants	—	—	41
Proceeds from bridge loans with related parties	—	1,250	5,047
Payments on bridge loans with related parties	—	(1,750)	(3,755)
Proceeds from issuance of preferred stock	—	10,000	34,215
Repurchase of preferred stock	—	—	(56)
Proceeds from issuance of common stock	25	31,812	31,987

Net cash provided by financing activities	88	41,405	67,211
Effect of exchange rate changes on cash	(6)	(29)	(33)

(Decrease) increase in cash and cash equivalents	(1,955)	12,409	6,817
Cash and cash equivalents at beginning of period	8,772	709	—

Cash and cash equivalents at end of period	$6,817	$13,118	$6,817

ISTA Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2001

1. The Company

     ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market novel therapeutics for diseases and conditions of the eye. ISTA’s initial product development efforts are focused on using highly purified formulations of the enzyme hyaluronidase to treat diseases and conditions such as vitreous hemorrhage, diabetic retinopathy, corneal opacification and keratoconus. The Company’s lead product candidate, Vitrase®, currently in Phase III clinical trials, is a proprietary drug for the treatment of vitreous hemorrhage. The Company has not commenced commercial operations and is considered to be in the development stage. The Company reincorporated in Delaware on August 4, 2000.

2. Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, consisting of only normal, recurring accruals, necessary to present fairly the Company’s financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

3. Comprehensive Income (Loss)

     SFAS No. 130, Reporting Comprehensive Income, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS No. 130, the accumulated balance of unrealized gains/(losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

4. Net Loss Per Share

     In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (SAB) No. 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options, outstanding during the period. Such common equivalent shares have not been included in the Company’s computation of net loss per share as their effect would be anti-dilutive.

     Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

     Pro forma net loss per common share in the condensed consolidated statement of operations has been computed as described above and also gives effect to common equivalent shares arising from preferred stock that was converted to common stock on the closing date of the initial public offering (August 25, 2000), and the exercise of common stock warrants on that same date, using the as-if converted method from the original date of issuance.

     Included in net loss per common share, basic and diluted, and pro forma net loss per common share, basic and diluted, for the nine months ended September 30, 2000 is the deemed dividend for preferred stockholders of approximately $19,245,000, which relates to the Company’s acquisition of Visionex on March 8, 2000. The deemed dividend represents the excess of the estimated value of the preferred shares issued to purchase Visionex over the net tangible assets acquired.

5. New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company adopted on January 1, 2001. SFAS No. 133 sets forth a comprehensive and consistent standard for the recognition of derivatives and hedging activities. SFAS No. 133 did not have an impact on our results of operations or financial condition as we currently hold no derivative financial instruments and do not currently engage in hedging activities.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

     SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization of goodwill included in our investments in equity investees will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002.

     We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

Item 2 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or similar words are intended to identify forward looking statements, although not all forward looking statements contain these words.

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

     Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation “Factors That May Affect Results of Operations and Financial Condition” set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions, “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements”, included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

Overview

     ISTA was founded to discover, develop and market new remedies for diseases and conditions of the eye. Our product development efforts are focused on using highly purified formulations of the enzyme hyaluronidase to treat diseases and conditions such as vitreous hemorrhage, diabetic retinopathy, corneal opacification and keratoconus. Our lead product candidate, Vitrase, currently in Phase III clinical trials, is a proprietary drug for the treatment of severe vitreous hemorrhage. Enrollment in both Vitrase Phase III clinical trials has been completed and ISTA and certain contract research organizations are in the process of completing the collection of data for all study participants. Preliminary efficacy results for these studies are expected to be announced by the end of the fourth quarter of 2001.

     We currently have no products available for sale. We have incurred losses since our inception and had an accumulated deficit through September 30, 2001 of $92.2 million. Our losses have resulted primarily from research and development activities, including clinical trials, related general and administrative expenses and a deemed dividend for preferred stockholders. We expect to continue to incur operating losses for the foreseeable future as we continue our research and development and clinical testing activities, and seek regulatory approval for our product candidates.

     In March 2000, we completed the acquisition of Visionex, a Singapore corporation, which had been conducting a Phase II clinical trial of Vitrase in Singapore. Visionex was a related party through common ownership by some of our stockholders.

     In March 2000, we entered into a collaboration with Allergan, Inc. under which Allergan will be responsible for the marketing, sale and distribution of Vitrase in the United States and all international markets, except Mexico until April 2004, and Japan. We will be dependent on the success of Allergan in commercializing Vitrase in these markets. Our principal sources of revenue from this collaboration and the commercialization of Vitrase will be milestone, royalty and profit sharing payments received from Allergan. Under the terms of the collaboration, we are responsible for the manufacture of Vitrase and for supplying all of Allergan’s requirements for Vitrase. If we are successful in obtaining regulatory approval for Vitrase and Allergan achieves significant sales of the product, our aggregate manufacturing costs will increase.

     In June 2001, ISTA entered into a non-binding letter of intent with a new contract manufacturer to provide for the manufacturing scale up for the formulation and filling of dose specific vials of Vitrase. In the event Vitrase receives regulatory approval, we believe the manufacturing services of this particular contract manufacturer will be required to support the commercialization of Vitrase.

Results of Operations

Three Months Ended September 30, 2001 and 2000

     Research and development expenses. Research and development expenses were $3.9 million for the three months ended September 30, 2001 compared to $4.1 million for the three months ended September 30, 2000. The $200,000 decrease was primarily attributable to lower manufacturing and pre-clinical expenses. In connection with our preparations for submission of a New Drug Application for Vitrase, we anticipate an increase in manufacturing related expenses. We will need to purchase equipment and incur certain expenses in order to improve the manufacturing operations of Biozyme Laboratories, Ltd., our contract supplier of the enzyme hyaluronidase, and conduct non-commercial manufacturing activities at our new contract manufacturer to support the New Drug Application for Vitrase.

     General and administrative expenses. General and administrative expenses were $1.4 million for the three months ended September 30, 2001 compared to $1.6 million for the three months ended September 30, 2000. The $200,000 decrease was primarily attributable to a reduction in the amortization of non-cash, stock based compensation expense.

     Interest income. Interest income was $131,000 for the three months ended September 30, 2001 compared to $124,000 for the three months ended September 30, 2000. The $7,000 increase was attributable to higher cash balances for the full third quarter of 2001 compared to 2000, when cash balances were lower prior to our initial public offering in August 2000.

Nine Months Ended September 30, 2001 and 2000

     Research and development expenses. Research and development expenses were $11.5 million for the nine months ended September 30, 2001 compared to $11.7 million for the nine months ended September 30, 2000. The $200,000 decrease was attributable to lower manufacturing and pre-clinical expenses.

     General and administrative expenses. General and administrative expenses were $4.5 million for the nine months ended September 30, 2001 compared to $4.8 million for the nine months ended September 30, 2000. The

$300,000 decrease was attributable to a reduction in the amortization of non-cash, stock based compensation expense.

     Interest income. Interest income was $778,000 for the nine months ended September 30, 2001 compared to $255,000 for the nine months ended September 30, 2000. The $523,000 increase was directly attributable to higher cash balances in 2001 due to the investment of the proceeds from our initial public offering in August 2000.

     Interest expense. Interest expense was $25,000 for the nine months ended September 30, 2001 compared to $48,000 for the nine months ended September 30, 2000. The $23,000 decrease was primarily attributable to interest on loans from shareholders that were repaid in March 2000.

Liquidity and Capital Resources

     As of September 30, 2001, we had approximately $11.9 million in cash and short-term investments, compared to $25.7 million at December 31, 2000.

     We have financed our operations since inception primarily through private sales of our preferred stock and sale of our common stock in our initial public offering. We received net proceeds of $10.0 million from the private sale of preferred stock in March 2000 and $31.8 million from our initial public offering in August 2000.

     For the nine months ended September 30, 2001, we used $13.7 million of cash for operations principally as a result of the net loss of $15.3 million partially offset by non-cash compensation expense of approximately $1.1 million. We used approximately $15.1 million of cash for operations in the nine months ended September 30, 2000.

     For the nine months ended September 30, 2001, $11.7 million of cash was provided by investing activities, primarily from the sale of marketable investment securities. For the nine months ended September 30, 2000, $13.9 million of cash was used for investing activities, primarily for the purchase of marketable securities offset by $4.4 million of cash received from the acquisition of Visionex.

     Net cash provided by financing activities totaled $88,000 for the nine months ended September 30, 2001 compared to $41.4 million for the nine ended September 30, 2000. During 2000, $10.0 million was received for the issuance of preferred stock and $31.8 million was received for the issuance of common stock in connection with our initial public offering.

     We believe that our cash on hand will be sufficient to fund our operations and capital expenditure needs for approximately the next six months. During this period, we plan to allocate our capital resources primarily to the development of our lead product candidate, Vitrase, for the treatment of severe vitreous hemorrhage. We will need to raise additional funds to continue the development and commercialization of Vitrase for severe vitreous hemorrhage, and further development of our other product candidates, beyond this period. This additional financing may not be available when needed or, if available, may not be on terms favorable to us or to our stockholders. Insufficient funds may require us to further delay, scale back or eliminate some or all of our product development efforts or may limit our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

     Our actual future capital requirements will depend on many factors, including the following:

•	the rate of progress of, and spending on, our research and development programs

•	the results of our clinical trials

•	the time and expense necessary to obtain regulatory approvals

•	our ability to establish and maintain collaborative relationships

•	receiving milestone payments from Allergan

•	competitive, technological, market and other developments

     Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies.

Factors that May Effect Results of Operations and Financial Condition.

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

     We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. As of September 30, 2001, our accumulated deficit was $92.2 million, including a net loss of approximately $41.1 million for the year ended December 31, 2000 and a net loss of $15.3 million for the nine months ended September 30, 2001. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. It is possible that we will never achieve profitable operations.

If we cannot raise additional capital on acceptable terms, we will need to significantly curtail our operations.

     We believe that our cash on hand will be sufficient to fund our operations and capital expenditure needs for approximately the next six months. During this period, we plan to allocate our capital resources primarily to the development of our lead product candidate, Vitrase, for the treatment of severe vitreous hemorrhage. We will need to raise additional funds to continue the development and commercialization of our product candidates beyond this period. These funds may not be available on favorable terms, or at all. If we do not succeed in raising additional funds, we will need to curtail our operations significantly.

Our Phase III clinical trial results for Vitrase are uncertain. If trial results are not satisfactory, we may be forced to terminate development of Vitrase.

     We are currently conducting two multinational Phase III clinical trials for Vitrase in patients that we classify as having a severe vitreous hemorrhage. If the results of these trials are not satisfactory, we will need to conduct additional clinical trials or cease the development of Vitrase. These trials are designed to support fast-track regulatory approval, meaning the United States Food and Drug Administration (“FDA”) will attempt to complete review of our application within six months of filing. We cannot predict the ultimate impact, if any, of the fast-track process on the timing or likelihood of FDA approval of Vitrase. If we obtain fast-track approval, we will need to continue following patients who participate in the trial or initiate additional clinical trials to document improvement in visual acuity or other related objective clinical benefit. This may require several years of follow-up. If there is significant patient drop-out from the study after treatment or if patients fail to participate in follow-up procedures, we will be unable to document improvement in visual acuity or other related objective clinical benefit. If we fail to document an improvement in visual acuity or other related objective clinical benefit, the FDA may withdraw our approval on an expedited basis.

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

     The process that pharmaceuticals must undergo to receive necessary approval is extensive, time-consuming and costly, and there is no guarantee that regulatory authorities will approve any of our product candidates. FDA approval can be delayed, limited or not granted for many reasons, including:

•	a product candidate may not be safe or effective

•	even if we believe data from preclinical testing and clinical trials should justify approval, FDA officials may disagree

•	the FDA might not approve our manufacturing processes or facilities or the processes or facilities of our contract manufacturers or raw material suppliers

•	the FDA may change its approval policies or adopt new regulations

•	the FDA may approve a product candidate for indications that are narrow, which may limit our sales and marketing activities

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

     We have a supply agreement with Biozyme pursuant to which Biozyme supplies our contract manufacturer with all of our ovine hyaluronidase requirements for use in our clinical trials. We have entered into a letter of intent with a new contract manufacturer to scale up production and are in the process of negotiating a definitive agreement for the manufacture of commercial quantities of Vitrase. There can be no assurance that we will be able to complete an agreement with this new contract manufacturer on favorable terms, or at all.

     The manufacturing facilities of our contract manufacturer must comply with current Good Manufacturing Practice regulations, which the FDA strictly enforces. Furthermore, the facilities of the contract manufacturer must undergo a pre-approval inspection before any of our products can be approved for manufacture.

     If we fail to reach an agreement with a new contract manufacturer, we will have to negotiate with Prima Pharm to improve Prima Pharm’s manufacturing facilities in order to comply with current Good Manufacturing Practice regulations. Such improvements will require a substantial capital commitment on our part. Difficulties in our relationship with Prima Pharm could limit our ability to insure that the required improvements are made. Failure to complete an agreement with a new contract manufacturer on a timely basis, or alternatively, successfully implement improvements to the manufacturing facilities of Prima Pharm, will adversely affect our ability to provide sufficient quantities of our products for commercial sales.

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

If we have problems with Biozyme, our product development and commercialization efforts could be delayed or stopped.

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

We may not be able to negotiate additional agreements with strategic partners, which could limit out ability to commercialize our product candidates.

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

     We rely on patents to protect our intellectual property rights. The strength of this protection, however, is uncertain. In particular, it is not certain that:

•	our patents and pending patent applications use technology that we invented first

•	we were the first to file patent applications for these inventions

•	others will not independently develop similar or alternative technologies or duplicate our technologies

•	any of our pending patent applications will result in issued patents

•	any patents issued to us will provide a basis for commercially viable products, will provide us with any competitive advantages or will not face third party challenges or be the subject of further proceedings limiting their scope

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

     Third parties may assert patent, trademark or copyright infringement or other intellectual property claims against us based on their patents or other intellectual property. We may be required to pay substantial damages, including but not limited to treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s intellectual property rights. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. Further, we may be unable to sell our products before we obtain a license from the owner of the relevant technology or other intellectual property rights. If such a license is available at all, it may require us to pay substantial royalties.

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

     Our research and development work and manufacturing processes involve the use of hazardous materials and waste, including chemical, radioactive and biological materials. Our operations also produce hazardous wastes. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste. In the event of a hazardous material or waste spill or other accident, we could also be liable for damages or penalties. In addition, we may be liable or potentially liable for injury or contamination that results from our or a third party’s use of these materials, and our liability could exceed our total assets.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2000 and for the first nine months of 2001 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense.

     We have operated primarily in the United States and have had no sales to date. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations. Visionex’s functional currency is the Singapore dollar and a portion of Visionex’s business is conducted in currencies other than the Singapore dollar. However, Visionex’s operations have historically been insignificant and we have no current plans to substantially increase Visionex’s activity. As a result, currency fluctuations between the Singapore dollar and the currencies in which Visionex does business will cause foreign currency translation gains and losses. We do not expect our foreign currency translation gains or losses to be material. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

PART II OTHER INFORMATION

Item 1 Legal Proceedings

     None

Item 2 Change in Securities and Use of Proceeds

Initial Public Offering

     On August 25, 2000 the Company completed an initial public offering of 3,000,000 shares of common stock at an initial public offering price of $10.50 per share with gross proceeds of $31,500,000. Net proceeds, after a 7% underwriters’ discount, were $29,295,000. Additional expenses relating to the initial public offering, other than the underwriters’ discount, amounted to $1,918,000. The managing underwriters for the offering were CIBC World Markets, Prudential Vector Healthcare and Thomas Weisel Partners LLC. The shares of common stock sold in the offering were registered under the Act in a Registration Statement on Form S-1, as amended (File No. 333-34120). The Securities and Exchange Commission initially declared the Registration Statement effective on August 9, 2000. We subsequently filed two post-effective amendments to the Registration Statement, the last of which was declared effective on August 21, 2000.

     In September 2000, the underwriters exercised their over-allotment option for an additional 450,000 shares of common stock at the initial public offering price of $10.50, less a 7% discount, resulting in net proceeds of $4,394,000.

     The net proceeds from our initial public offering are primarily being used to fund our clinical trials and preclinical research, with a particular focus on Vitrase for the treatment of severe vitreous hemorrhage, and for general corporate purposes, including working capital. We may use a portion of the net proceeds to acquire or invest in technologies, products or businesses complementary to our business. None of the net offering proceeds of ISTA have been or will be paid directly or indirectly to any director, officer, general partner of ISTA or their associates, persons owning more than 10% or more of any class of ISTA’s equity securities, or an affiliate of ISTA.

Item 3 Defaults upon Senior Securities

     None

Item 4 Submission of Matters to a Vote of Security Holders

     None

Item 5 Other Information

     None

Item 6 Exhibits and Reports on Form 8-K

     None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on this 14th day of November 2001.

ISTA Pharmaceuticals, Inc. (Registrant)

/s/ J. C. MacRae J. C. MacRae Executive Vice President, Chief Operating Officer and Chief Financial Officer