Form 10-K
period 2001-12-31
ISTA PHARMACEUTICALS INC
filed 2002-04-01
CIK 930553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2001

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

(949) 788-6000
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [    ]

     The aggregate market value of the Registrant’s voting stock held by non-affiliates on March 1, 2002 was approximately $21,898,000.

     As of March 1, 2002 there were 16,694,670 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

1

i

PART I

     This Form 10-K contains forward-looking statements that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date hereof to conform such statements to actual results or to changes in our expectations.

     Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors that affect our business, including without limitation “Risk Factors” set forth in this Form 10-K.

Item 1: Business

Overview

     ISTA Pharmaceuticals, Inc. (the Company or ISTA) was founded to discover, develop and market new remedies for diseases and conditions of the eye. To date, our product development programs have focused on using highly purified formulations of the enzyme hyaluronidase to treat diseases and conditions such as vitreous hemorrhage, diabetic retinopathy and corneal opacification. Each of these conditions affects a significant number of patients worldwide and can impair vision and potentially cause blindness. Building on our experience, our goal is to become a fully-integrated, specialty pharmaceutical company by acquiring complementary products, either already marketed or in development.

     In January 2002, as a part of our rolling New Drug Application of Vitrase for the treatment for severe vitreous hemorrhage, we submitted to the United States Food and Drug Administrative (FDA) the non-clinical pharmacology and toxicology section for their review. In March 2002, we announced preliminary efficacy and safety results for our two Phase III clinical trials of Vitrase for the treatment of severe vitreous hemorrhage. Data from both Phase III studies did not show a statistically significant improvement in the primary (surrogate) endpoint. We intend to meet with the FDA as soon as possible to discuss the results. Those discussions may result in a requirement that we conduct additional Phase III clinical studies to support regulatory approval or a decision by us to terminate further development of Vitrase for the treatment of severe vitreous hemorrhage. In 2001, we also completed a pilot Phase IIa clinical trial of Vitrase for the treatment of diabetic retrinopathy, the leading cause of adult blindness in the United States.

     In March 2000, we began a collaboration with Allergan, Inc. (Allergan), under which Allergan will be responsible for the marketing, sale and distribution of our lead product candidate, Vitrase, if approved, in the United States and all international markets, except Mexico and Japan. In December 2001, we began a collaboration with Otsuka Pharmaceutical Co., Ltd. (Otsuka), under which Otsuka will be responsible for all the clinical development, regulatory approvals, and sales and marketing activities for Vitrase in Japan.

Strategy

     During 2001, we announced our strategy to transition from a development organization to a fully-integrated, specialty pharmaceutical company with a primary focus on ophthalmology. The key elements of our strategy are to:

•	Maximize the market opportunity for Vitrase. We are focused on bringing Vitrase to market as quickly as possible and ensuring that it gains broad acceptance for the treatment of serious conditions of the eye. We have begun a collaboration with Allergan, under which Allergan has agreed to use its extensive marketing capabilities to commercialize Vitrase, if approved, in the United States and all international markets, except Mexico and Japan. We have also begun a collaboration with Otsuka, under which we have granted Otsuka exclusive rights for the development and commercialization of Vitrase in Japan. Otsuka will be responsible for all clinical development, regulatory approvals, sales and marketing activities for Vitrase in Japan.

•	Identify, in-license and acquire complementary ophthalmic products and technologies to become a fully-integrated, specialty pharmaceutical company. We believe that our substantial expertise in the development of ophthalmic products positions us well to attract, evaluate and acquire products and technologies.

•	Focus our development efforts on diseases and conditions representing large under-served markets in ophthalmology. For example, our current development efforts are targeting diseases and conditions for which there are currently no approved drug treatments, including vitreous hemorrhage, diabetic retinopathy and corneal opacification. Surgical procedures, when available for these conditions, carry significant risks. These conditions represent a substantial market opportunity in the United States, Europe and Japan. We are developing Vitrase to address diseases and conditions in the back of the eye, an area where few therapies are currently available.

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

Cornea:	The clear, transparent outer portion of the front of the eye that provides most of the eye’s focusing power.

Iris:	The colored part of the eye that helps control the amount of light that enters the eye.

Pupil:	The dark hole in the middle of the iris through which light enters the eye.

Lens:	The transparent structure inside the eye (behind the cornea and iris) that also focuses light rays onto the retina.

Vitreous humor:	The clear, gel-like substance that fills the back of the eye between the lens and the retina.

Retina:	The nerve layer that lines the back of the eye. The retina senses light and transmits impulses that are sent through the optic nerve to the brain.

Optic nerve:	The nerve that connects the eye to the brain and carries the impulses formed by the retina.

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

     In the eye, pharmacological applications of hyaluronidase exploit the properties of this enzyme to modify the structure of the eye for therapeutic purposes. In our development work, we have focused on applications of hyaluronidase to take advantage of its ability to digest proteoglycans to treat a variety of eye diseases and conditions, including vitreous hemorrhage, diabetic retinopathy and corneal opacification. For treatment of serious conditions of the eye, or ophthalmic indications, only highly purified and specially formulated hyaluronidase can be used. Hyaluronidase that is less pure or formulated with preservatives has been shown to be dangerous to the eye and may cause blindness.

Product Development Programs

     We have two product candidates in clinical development. The following is a summary of our clinical product candidates:

Product	Indication	Development Status	Marketing Rights

Vitrase	Severe vitreous hemorrhage	Phase III	Allergan, Otsuka
	Diabetic retinopathy	Phase IIa	Allergan, Otsuka
Keratase	Corneal opacification	Phase IIb	—

     Vitrase

     We are developing Vitrase, a proprietary formulation of hyaluronidase, for the treatment of severe vitreous hemorrhage and diabetic retinopathy. When injected into the vitreous humor, Vitrase breaks down the proteoglycan matrix, causing the vitreous humor to liquefy. We believe that this also results in the separation of the vitreous humor from the retina and that, together, these effects are beneficial for the treatment of severe vitreous hemorrhage and diabetic retinopathy. Vitrase is administered directly into the vitreous humor through a single-dose injection. The procedure is performed in several minutes in an ophthalmologist’s office and is virtually painless due to the application of a topical anesthetic.

     Vitreous Hemorrhage

     A vitreous hemorrhage occurs when retinal blood vessels rupture and bleed into the vitreous humor. These hemorrhages result from leakage from abnormal, weak blood vessels and are associated with diabetic retinopathy, trauma and other factors. The immediate consequence of a vitreous hemorrhage is a reduction in the amount of light that can pass through the normally clear vitreous humor to the retina. The effects of a hemorrhage can be limited to a few dark spots in vision or, in the case of a severe vitreous hemorrhage, can result in completely obscured vision. Depending on the severity of the vitreous hemorrhage, it may take several months or significantly longer for the body to reabsorb the blood and for the patient to regain vision. In addition to obstructing the patient’s vision, a vitreous hemorrhage often prevents physicians from seeing into the back of the eye to diagnose or treat the cause of the hemorrhage. If extensive or repeated bleeding occurs, fibrous tissue or scarring can form on the retina, which can lead to a detachment of the retina and permanent vision loss or blindness.

     Patients who seek medical care for a vitreous hemorrhage often visit a physician, who then refers them to a retinal specialist. Treatment options for patients with a vitreous hemorrhage are limited. Currently, there is no drug treatment for vitreous hemorrhage and most retinal specialists initially recommend a “watchful waiting” period, during which the attending physician provides no medical treatment in the hope that the hemorrhage will clear on its own. The risks related to watchful waiting may include continued bleeding and, if caused by diabetic retinopathy, disease progression during the time it takes for the blood to clear on its own, if at all. An alternative to watchful waiting is a surgical procedure called a vitrectomy, in which the vitreous humor and hemorrhage are surgically removed and replaced with a balanced salt solution. There are serious risks associated with a vitrectomy, including both cataract formation and possible loss of vision associated with retinal detachment. These risks contribute to the limited use of vitrectomy as an initial treatment option for vitreous hemorrhage patients.

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

     Hemorrhage density can vary significantly between patients who experience vitreous hemorrhage, but even a mild hemorrhage indicates the existence of a serious problem. Because of the absence of a validated and generally accepted medical definition of the various densities of vitreous hemorrhage, we classify a vitreous hemorrhage as either mild, moderate or severe depending on the density of the vitreous hemorrhage as observed by the physician:

•	mild vitreous hemorrhage is characterized by trace blurring of retinal blood vessels

•	moderate vitreous hemorrhage is characterized by partial obscuration of retinal blood vessels and/or the optic nerve

•	severe vitreous hemorrhage is characterized by complete obscuration of retinal blood vessels and/or the optic nerve

     Market Opportunity. Based on market research that we commissioned in February 1999, we believe that approximately 450,000 cases of vitreous hemorrhage occur each year in the United States, a total of 400,000 cases occur each year in the five largest European markets and 190,000 cases occur each year in Japan. Approximately 60% of all of these cases are due to diabetic retinopathy, 15% are due to trauma and 25% are due to other factors. Vitrase, if approved, is unlikely to be used in all cases of vitreous hemorrhage. We believe that only approximately half of all cases are candidates for treatment using Vitrase.

     Clinical/Regulatory Status. In October 1998, the FDA granted fast-track designation for Vitrase for the treatment of severe vitreous hemorrhage. The FDA’s provision for “fast-track” designated drugs, such as Vitrase, provides for early submission of completed sections of the New Drug Application (NDA). In January 2002, as a part of our rolling NDA of Vitrase for the treatment of severe vitreous hemorrhage, we submitted to the FDA the non-clinical pharmacology and toxicology section for their review.

     We have completed two Phase III trials of Vitrase for the treatment of severe vitreous hemorrhage. These trials were prospective, randomized, parallel, placebo-controlled and double-masked studies. We conducted one of the trials, our North American trial, in the United States, Mexico and Canada with an enrollment of 750 patients. We conducted the other trial in Europe, Brazil, Australia and South Africa with an enrollment of 556 patients. Patients enrolled in the studies will continue to be monitored in 2002.

     In both studies, we enrolled patients who had both a severe vitreous hemorrhage that had been present for at least one month and a Best Corrected Visual Acuity (BCVA) of less than 20/200 at initial screening. After enrollment, patients were randomly assigned to either a test group or a control group. Patients in the test group received either a 7.5 (North America only), 55 or 75 international unit, or IU, injection of Vitrase. Patients in the control group received a saline injection. Treatment success in both studies was defined by the occurrence of any one of the following primary (surrogate) endpoints, which must have occurred within three months following treatment with Vitrase:

•	panretinal laser photocoagulation surgery to slow or stop the cause of the vitreous hemorrhage

•	other surgical treatment not specifically indicated for the clearance of the vitreous hemorrhage (for example, vitrectomy to enable treatment of retinal detachment)

•	documented medical evidence that the clinical cause of the vitreous hemorrhage has been resolved without the need for further therapy

     Additionally, at each study visit and specifically at months one, two and three following treatment, BCVA was assessed using an eye chart in both studies.

      In March 2002, we announced preliminary efficacy and safety results for these trials. Data from both Phase III trials did not show a statistically significant improvement in the primary (surrogate) endpoint. Although statistically significant improvement was not achieved for the primary (surrogate) endpoint, clinically relevant changes in BCVA, a secondary efficacy endpoint in both studies, for the 55 IU Vitrase dose were observed in both studies. The study conducted outside of North America showed a statistically significant difference for the 55 IU Vitrase dose in the time required to achieve an improvement in BCVA of three or more lines on an eye chart on or before three months following treatment, as compared to those receiving placebo treatment.

      Additional analysis, not prospectively defined, showed statistically significant changes in two parameters, BCVA and vitreous hemorrhage density. A statistically significant improvement in BCVA was shown in the proportion of patients who had an improvement at the month one visit and month two visit following treatment with the 55 IU dose of Vitrase in both studies, and these findings extended to the three month post-treatment visit in the study conducted outside North America. A clinically meaningful and statistically significant decrease in the density of the vitreous hemorrhage was shown in patients at the month one, month two and month three visits for the 55 IU dose of Vitrase in both studies.

      Statistically significant ocular adverse events observed in both Phase III studies were iritis, hyperemia and ocular pain, with iritis the ocular adverse event of highest incident. Additionally, in the North American study, other statistically significant ocular adverse events included eye irritation, increased lacrimation, reduced visual acuity, vitreous hemorrhage, photophobia and photopsia.

      We intend to meet with the FDA as soon as possible to discuss the results of our Phase III studies. Those discussions may result in a requirement that we conduct additional Phase III clinical studies to support regulatory approval or a decision by us to terminate further development of Vitrase for the treatment of severe vitreous hemorrhage. We cannot assure you that we will conduct additional clinical trials to support regulatory approval of Vitrase to treat severe vitreous hemorrhage, or, if we conduct additional studies, that the results will support the filing or approval of a NDA.

     Prior to the initiation of our Phase III trials, we completed Phase I, Phase IIa and two Phase IIb trials of Vitrase. The Phase I trial was conducted in Mexico and involved 14 patients. Our Phase IIa trial was a pilot safety/efficacy study involving 18 patients with vitreous hemorrhage, four of whom were administered a saline injection, 13 of whom were administered a 75 IU injection of Vitrase and one of whom was administered Vitrase in one eye and saline in the other eye. The primary efficacy variable was time to clearance of the vitreous hemorrhage, defined as the investigator’s ability to view the retina with sufficient clarity to treat all areas from which the hemorrhage might have originated. Following the administration of either Vitrase or saline, patients were observed for a period ranging from 19 to 124 days, with the average being 56 days. Nine of the 14 patients treated with Vitrase experienced clearance of their vitreous hemorrhage during the period in which these patients were observed while none of the patients that received saline experienced clearance of their vitreous hemorrhage.

     We have completed two Phase IIb clinical trials of Vitrase in the United States and Mexico. The two prospective, randomized, double-masked, non-placebo controlled clinical trials involved a total of 378 patients who had a vitreous hemorrhage for at least one month due to diabetic retinopathy or spontaneous bleeding that was sufficiently severe to prevent adequate diagnosis or treatment. The patients were randomly administered a 7.5, 37.5 or 75 IU injection of Vitrase. The primary efficacy variable for both clinical trials was clearance of the vitreous hemorrhage, which was defined as the ability of the investigator to see the back of the eye with sufficient clarity to identify the cause and/or begin appropriate treatment.

     In our Phase IIb Mexico clinical trial, we evaluated 225 patients for up to eight weeks following treatment. Hemorrhage clearance was achieved in 48.5% of patients in the 7.5 IU group, 47.1% of patients in the 37.5 IU group, and 63.2% of patients in the 75 IU group. There was no statistically significant difference among any of the dosage groups for the total patient population analysis. In a retrospective analysis, however, we divided the total patient population into two discrete subsets, mild/moderate and severe, and found that for patients with a severe vitreous hemorrhage, there was a statistically significant difference in vitreous hemorrhage clearance in the 75 IU dosage group (62.7%) when compared to either the 7.5 IU (40.4%) or the 37.5 IU (40.4%) dosage groups. Although this study was not designed to evaluate visual acuity as a primary endpoint, visual acuity data was collected. Visual acuity improved an average of three lines on the eye chart for patients in each of the three treatment groups who experienced clearance of their vitreous hemorrhage. Visual acuity in patients with non-cleared eyes was essentially unchanged from baseline with no improvement shown. A valid statistical analysis comparing the change in visual acuity between patients with cleared eyes and patients with non-cleared eyes could not be made because patients had not been prospectively randomized into these two groups.

     In our Phase IIb U.S. clinical trial, we evaluated 153 patients for up to eight weeks following treatment. Hemorrhage clearance was achieved in 54.0% of patients in the 7.5 IU group, 41.5% of patients in the 37.5 IU group, and 56.5% of patients in the 75 IU group. There was no statistically significant difference among dosage groups. A retrospective analysis of patients that we classified as having either a mild/moderate or severe vitreous hemorrhage was not statistically significant between dosage groups. In this retrospective analysis, the vitreous hemorrhage clearance rates for severe hemorrhage patients was 56.3% in the 75 IU group as compared to 36.1% in the 37.5 IU group and 40.0% in the 7.5 IU group.

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

Diabetic Retinopathy

     Abnormal changes and/or damage to the blood vessels in the eye due to diabetes are known as diabetic retinopathy. Diabetic retinopathy is a progressive disease consisting of two stages, nonproliferative and proliferative. Nonproliferative diabetic retinopathy is the first stage of diabetic retinopathy and occurs when the retinal blood vessels swell and leak fluid and small amounts of blood into the eye. Under current practice, physicians do not generally treat patients at the nonproliferative stage of the disease because there is no effective treatment available. If untreated, nonproliferative diabetic retinopathy will likely progress into the more dangerous, proliferative stage of diabetic retinopathy. Proliferative diabetic retinopathy occurs when normal retinal blood vessels become obstructed and new, abnormal blood vessels begin to grow, or proliferate, on the surface of the retina or into the vitreous humor. The growth of these new, abnormal blood vessels creates a dangerous condition because they are weak and grow beyond the supporting structure of the retina. These blood vessels are prone to bleeding and hemorrhage, and can lead to serious problems, including retinal tears and retinal detachment, both of which can severely impair vision and cause blindness. There is no cure for diabetic retinopathy.

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

     We believe that Vitrase can treat diabetic retinopathy at the nonproliferative stage. Following injection into the vitreous humor, Vitrase acts to separate the vitreous humor from the retina, thereby limiting growth of retinal blood vessels into the vitreous humor. We believe that Vitrase achieves this by breaking down the proteoglycan component of the substance that binds the vitreous humor to the retina and by liquefying the vitreous humor. This process allows the vitreous humor to detach from the retina. Retinal specialists consider this detachment to be beneficial to diabetic retinopathy patients because it may delay the progression of the disease.

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

     Clinical/Regulatory Status. We have completed a 60 patient pilot Phase IIa clinical trial in Mexico City to evaluate the safety and efficacy of a single-dose injection of Vitrase to cause a detachment of the vitreous humor from the retina and the impact on slowing the progression of diabetic retinopathy over a one-year period. This trial was a prospective, randomized, placebo controlled, double masked study. Patients with nonproliferative diabetic retinopathy were randomly assigned to one of four groups; a control group who received a saline injection, a test group who received a 75 IU injection of Vitrase, a test group who received a 0.3 ml injection of a gas called sulphur-hexafluroride or SF6, and a test group who received a 75 IU injection and a 0.3 ml injection of SF6 at 4 weeks following Vitrase injection if a complete detachment of the vitreous humor from the retina had not occurred.

     Interim study results at 16 weeks post-treatment demonstrated that complete detachment of the vitreous humor from the retina was documented in 60% of eyes treated with a single dose of Vitrase. This is compared with only 6% of patients in the saline control group. In the study’s two additional treatment groups, detachment of the vitreous humor from the retina was documented in 53% of eyes treated with SF6 gas and in 50% of eyes treated with a combination of Vitrase and SF6 gas.

     To assess and measure the progression of diabetic retinopathy for study patients, seven-field fundus photographs (photographs of the retina) were taken at approximately 16 weeks following study entry and again 12 months later. The fundus photographs were reviewed in a masked fashion by an independent reading center to determine an Early Treatment for Diabetic Retinopathy Study (ETDRS) retinopathy severity scale score assigned for each patient’s study eye. These ETDRS retinopathy severity scores were then evaluated to identify any changes in the patients’ diabetic retinopathy over the one-year evaluation period. Of the study’s 60 patients, complete sets of fundus photographs were available, analyzed and scored for 46 patients.

     Although the study was not designed to demonstrate statistical significance for progression of diabetic retinopathy among study groups, evaluation of ETDRS retinopathy severity scores did highlight trends for slowing the progress of diabetic retinopathy. Of the 46 patients with fundus photographs that were analyzed and scored, 67% of patients treated with Vitrase (10 of 15) had stable ETDRS scores, indicating no measurable progression of diabetic retinopathy over the one-year evaluation period. This compares to stable ETDRS scores for the one-year evaluation period of 38% of patients treated with saline (6 of 16); 40% of patients treated with SF6 gas (6 of 15) and 43% of patients treated with Vitrase plus SF6 gas (6 of 14). Worsening of ETDRS scores, indicating a progression of diabetic retinopathy over the one-year evaluation period was seen in 13% of patients treated with Vitrase (2 of 15); 38% of patients treated with saline (6 of 16); 20% of patients treated with SF6 gas (3 of 15) and 21% of patients treated with Vitrase plus SF6 gas (3 of 14).

     The continued development of Vitrase for the treatment of diabetic retinopathy will be dependent upon our ability to raise additional capital. If we are successful in raising capital in a timely manner, then we may conduct additional trials in the United States to evaluate the safety and efficacy of Vitrase for the treatment of diabetic retinopathy.

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

     There are currently no approved drug treatment options for corneal opacification. The only treatment option is a corneal transplant, whereby a donor cornea is used to replace a damaged cornea. The number of corneal transplants is limited by cost and availability of donor corneas. The risks associated with corneal transplants include loss of vision, rejection of the donor cornea and creation of severe astigmatism.

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

     Market Opportunity. Based on market research that we commissioned in October 1999, we believe that there are approximately three million people in the United States, Western Europe and Japan that have a form of vision impairment due to corneal opacification, with nearly 200,000 new cases of corneal opacification occurring each year. While Keratase is unlikely to be used in all cases of vision impairment due to corneal opacification, we believe that the majority of cases are candidates for treatment using Keratase.

     Clinical/Regulatory Status. We have conducted preclinical studies using human donor corneas with opacification due to scarring. Keratase, when injected into these corneas, cleared a majority of the corneas with opacification in less than one week, while a saline control injection was not effective.

     In May 2001, we completed a 30 patient Phase IIb trial of Keratase for the treatment of corneal opacification due to infection or trauma. To be eligible for the study, patients were required to have a corneal opacification that had persisted for at least six months, have a BCVA no better than 20/63, and be registered on a corneal transplant waiting list or eligible for corneal transplant. The mean BCVA for all patients enrolled in the study was no better than 20/300. The trial included five Keratase dose groups and a saline control group. The trial was conducted in Mexico City under U.S. and Mexico Investigational New Drug applications. The study’s clinical efficacy endpoint was the evaluation of improvement in aided and unaided visual acuity in patients which was defined as an improvement in visual acuity of at least three or more lines using a standard eye chart exam at 90 days following dose administration. Nine of the 25 patients treated with Keratase exhibited an improvement in visual acuity of three or more lines as compared to one of five in the saline control group. Due to the small number of patients per treatment group, statistical evidence of efficacy was not seen. There were no significant safety issues noted for any of the five dose levels of Keratase administered.

     The continued development of Keratase is dependent upon our ability to raise additional capital and the prioritization of our development activities.

Collaboration With Allergan

     In March 2000, we began a collaboration with wholly owned subsidiaries of Allergan, including a license agreement for the marketing, sale and distribution of Vitrase, a supply agreement for Vitrase and a stock purchase agreement for $10.0 million of our Series D preferred stock. A joint operating committee has been constituted and consists of an equal number of members from each company who will oversee development, regulatory and marketing activities with respect to Vitrase. Allergan is a leading provider of eye care and specialty pharmaceutical products throughout the world.

     Under the terms of our agreements with Allergan:

•	Development. We are responsible for all product development, preclinical studies and clinical trials in support of marketing approvals of Vitrase for the treatment of severe vitreous hemorrhage in the United States and Europe. We are also responsible for all preclinical studies and clinical trials to demonstrate the safety and efficacy of Vitrase for the treatment of diabetic retinopathy.

•	Regulatory Approvals. We are responsible for applying for and obtaining regulatory approval of Vitrase in the United States and in the European Union. Allergan will be responsible for applying for and obtaining regulatory approvals of Vitrase in markets outside the United States and the European Union where it deems appropriate, other than Mexico and Japan.

•	Manufacturing. We are responsible for the manufacture of Vitrase and, if approved, for supplying all of Allergan’s requirements for Vitrase during the term of the license agreement.

•	Marketing. In the United States, Allergan will be responsible for the overall management of marketing, sale and distribution activities for Vitrase through its established sales and marketing organization. Under the terms of the license agreement, we will employ medical specialists in the United States to assist in physician training and usage development. In all markets outside the United States, except Mexico until 2004 and Japan, Allergan will be solely responsible for the marketing, sale and distribution of Vitrase.

•	Milestone Payments. Allergan has agreed to pay us up to $35.0 million in milestone payments based on our achievement of specified regulatory and development objectives with respect to Vitrase for the treatment of vitreous hemorrhage and diabetic retinopathy. To date, we have not earned any milestone payments from Allergan.

•	Profit Sharing and Royalties. In the United States, we will share profits on the sale of Vitrase with Allergan on a 50/50 basis during the term of the license agreement. In all markets outside the United States, except Mexico until 2004 and Japan, we will receive a royalty on all sales of Vitrase by Allergan.

•	Term and Termination. Allergan’s license to market, sell and distribute Vitrase in the United States will expire ten full calendar years following the date of its first commercial sale, at which time all commercial rights for Vitrase in the United States will revert to us. Allergan’s obligation to pay royalties will terminate on a country-by-country basis upon the latest of 10 full calendar years following the date of the first commercial sale in each particular country and the expiration date of the last-to-expire licensed patent relating to Vitrase in that country. Allegran may terminate the license agreement at any time with three months notice to us. We may terminate the license agreement on a country-by-country basis in certain countries if Allegran fails to commercialize Vitrase within 12 months of regulatory approval in that country.

Collaboration With Otsuka

     In December 2001, we began a collaboration with Otsuka including a license agreement for the clinical development, regulatory approval, marketing, sale and distribution of Vitrase, a supply agreement for Vitrase and a stock purchase agreement for $4.0 million of our common stock. Otsuka is part of the Otsuka

Group, headquartered in Tokyo, Japan and has a diverse portfolio including ophthalmic, central nervous system, cardiovascular, circulatory, gastro-intestinal, respiratory, oncological and dermatological products.

     Under the terms of our agreements with Otsuka:

•	Clinical Development. Otsuka is responsible for all preclinical studies and clinical trials in support of marketing approval of Vitrase for the treatment of severe vitreous hemorrhage in Japan. Otuska is also responsible for all preclinical studies and clinical trials for regulatory approvals for additional indications including the treatment of diabetic retinopathy.

•	Regulatory Approvals. Otsuka is responsible for applying for and obtaining regulatory approval of Vitrase in Japan. Otsuka will also be responsible for obtaining National Health Insurance pricing approval for Vitrase from the Japanese Ministry of Health. We will be responsible for providing Otsuka with copies of preclinical and clinical data and study reports and other documents in connection with our regulatory filings for Vitrase in the United States.

•	Manufacturing. We are responsible for the manufacture of Vitrase and for the supply of all of Otsuka’s requirements for clinical trials in Japan. If approved, we will also be responsible for supplying all of Otsuka’s commercial product requirements for Vitrase during the term of the license agreement.

•	Marketing. Otsuka will be responsible for the overall management of marketing, sales and distribution activities for Vitrase in Japan through its established sales and marketing organization.

•	Milestone Payments. Otsuka paid us a non-refundable license fee as part of the license agreement. Otsuka has also agreed to pay us a milestone payment upon regulatory approval of Vitrase for the treatment of vitreous hemorrhage in Japan.

•	Commercial Purchase of Vitrase. Otsuka is required to purchase Vitrase from us at a percentage of the annual National Health Insurance price as established for Vitrase in Japan during the term of the license agreement, unless we are unable to supply Vitrase to Otsuka. If we are unable to supply Vitrase to Otsuka and Otsuka, or a third party, is required to manufacture Vitrase to meet Otsuka’s supply requirements, we will only receive a royalty on sales of Vitrase, by Otsuka.

•	Term and Termination. Our agreements with Otsuka will terminate upon the latest of 15 full calendar years following the date of the first commercial sale in Japan and the expiration date of the last-to-expire licensed patent relating to Vitrase in Japan. Otsuka may terminate the agreements at any time with six months notice to us. We may terminate the agreements if Otsuka fails to submit an application for regulatory approval of Vitrase in Japan within 12 months of completing all necessary clinical trials and the initial meeting with the Japanese Ministry of Health to review the clinical trial results.

Research and Development

     Since our inception, we have made substantial investments in research and development. During the years ended December 31, 2001, 2000 and 1999, we spent $15.8 million, $16.2 million and $11.1 million, respectively, on research and development activities. Given our limited capital resources, we plan to focus primarily on the continued development of Vitrase for the treatment of severe vitreous hemorrhage. If we are successful in raising additional capital that enables us to continue the development of all of our clinical stage products and our preclinical stage projects, then we plan to focus our internal research and development efforts on the development of novel ophthalmic therapies.

Patents and Proprietary Rights

     Our success will depend in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our inventions. To date, we have filed six U.S. patent applications for Vitrase technologies, two of which have been issued for the use of hyaluronidase to clear vitreous hemorrhage, one of which is pending for the additional use of hyaluronidase to clear vitreous hemorrhage, and one of which is pending for the use of hyaluronidase to treat other vitreoretinal disorders. In addition, we have licensed one U.S. patent and the corresponding European patents for the treatment of certain ophthalmic conditions using enzymes, such as hyaluronidase derived from other sources. We hold four issued U.S. patents for the Keraform technologies and have one additional U.S. patent application pending. We have ceased negotiations with a third party for our acquisition of rights to patent applications owned by such third party related to our Keraform product in development. As a result, we may be required to license these patent rights in order to commercialize our Keraform product as currently planned. Such a license may not be available to us on favorable terms, if at all. If such license is not available and we commercialize our Keraform product in its current configuration, there is a possibility that we could be sued for patent infringement should any patents containing claims related to our Keraform product issue from these patent applications. We have also filed two other U.S. patent applications, one covering the use of our Keratase product for clearing corneal opacification and the other covering the use of our technology for retinal translocation.

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

     Should we be successful in acquiring or in-licensing currently marketed ophthalmic products, we will be subject to intense competition from major pharmaceutical companies who have extensive marketing and distribution organization and substantially greater financial resources than ours.

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

     Our success will depend, in part, on our ability to:

•	demonstrate the safety and efficacy of our products

•	obtain regulatory approval in a timely manner

•	demonstrate potential advantages over alternative treatment methods

•	obtain marketing and distribution support from our collaborators

•	obtain reimbursement coverage from insurance companies and other third-party payers

•	demonstrate cost-effectiveness

•	obtain patent protection

Marketing and Sales

     We plan to market and distribute our Vitrase product in the United States and all international markets, except Mexico and Japan, through our collaboration with Allergan. We have a distribution agreement with Laboratories Sophia S.A. de C.V. providing for the marketing, sales and distribution of Vitrase in Mexico until April 2004. We have an agreement with Otsuka providing for the development and commercialization of Vitrase in Japan. In the United States, the primary target market for Vitrase will initially be retinal specialists to whom most patients with vitreous hemorrhage are referred.

     Should we be successful in acquiring or in-licensing currently marketed ophthalmic products, we will need to establish our own sales, marketing and distribution capabilities. We will need to devote significant financial and management resources to develop such sales, marketing and distribution capabilities. Our failure to establish effective sales and marketing capabilities could prevent us from directly marketing and selling such acquired or in-licensed products.

Third-party Reimbursement

     In the United States, physicians, hospitals and other healthcare providers that purchase pharmaceutical products generally rely on third-party payers, principally private health insurance plans and Medicare and, to a lesser extent, Medicaid, to reimburse all or part of the cost of the product and procedure for which the product is being used. We expect that patients with severe vitreous hemorrhage who are candidates for Vitrase treatment will include, primarily due to demographic factors, patients with health insurance coverage provided by Medicare and private insurers, including Medicare health maintenance organizations. Currently, a Medicare reimbursement code has been established for the intravitreal injection of a pharmaceutical agent, which, we believe, will be appropriate for physician billing for a Vitrase injection. Hospitals and physicians are reimbursed separately for drugs. Typically, the Health Care Financing Administration, or HCFA, the governmental agency responsible for Medicare reimbursement policy, does not issue national coverage guidelines for individual drugs. Drug specific coverage policies are primarily developed by individual health insurance companies following Medicare’s criteria for drug coverage, which include, among other requirements, that the drug be FDA approved, be used in connection with a physician service and be medically reasonable for the treatment of an illness or injury. While reimbursement may be available under existing payment codes for miscellaneous injectable drugs, each Medicare health insurance provider reviews such reimbursement requests separately. Widespread and uniform reimbursement for our injectable drug products will require the establishment of a specific reimbursement code for the injectable drug, which is issued by HCFA following review of an application by the manufacturer. To support our applications for reimbursement coverage with Medicare and other major third-party payers, we intend to use data from clinical trials, including Phase III and Phase IV clinical trials, to demonstrate the healthcare and economic benefits of using Vitrase for the treatment of severe vitreous hemorrhage. The lack of satisfactory reimbursement for our drug products will limit their widespread use and lower potential product revenues.

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

Government Regulation

     Our pharmaceutical products are subject to extensive government regulation in the United States. If we distribute our products abroad, these products will also be subject to extensive foreign government regulation. In the United States, the FDA regulates pharmaceutical products. FDA regulations govern the testing, manufacturing, advertising, promotion, labeling, sale and distribution of our products.

     The FDA approval process for drugs includes:

•	preclinical studies

•	submission of an Investigational New Drug application for clinical trials

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product

•	submission of a New Drug Application

•	review of the New Drug Application

•	inspection of the facilities used in the manufacturing of the drug to assess compliance with the current Good Manufacturing Practices regulations

     The NDA includes comprehensive, complete descriptions of the preclinical testing, clinical trials, and the chemical, manufacturing and control requirements of a drug that enables the FDA to determine the drug’s safety and efficacy. An NDA must be submitted by us, and filed and approved by the FDA before any of our drugs can be marketed commercially.

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

     Clinical trials typically are conducted in three sequential phases: Phases I, II and III, with Phase IV studies conducted after approval and generally required for drugs subject to accelerated approval regulations. These phases may overlap. In Phase I clinical trials, the drug is usually tested on healthy volunteers to determine:

•	safety

•	any adverse effects

•	dosage tolerance

•	absorption

•	metabolism

•	distribution

•	excretion

•	other drug effects

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

     Food and Drug Administration Modernization Act of 1997

     The Food and Drug Administration Modernization Act of 1997 was enacted, in part, to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of fast-track products. The fast-track provisions essentially codify the FDA’s accelerated approval regulations for drugs and biologics. A fast-track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the new fast-track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast-track product at any time during the clinical development of the product. The Modernization Act specifies that the FDA must determine if the product qualifies for fast-track designation within 60 days of receipt of the sponsor’s request. Fast-track designated products may qualify for accelerated approval and priority review, or review within six months. Accelerated approval will be subject to:

•	post-approval studies and follow-up to validate the surrogate endpoint or confirm the effect on the clinical endpoint

•	prior review of all promotional materials

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

Manufacturing

     Hyaluronidase, the active pharmaceutical ingredient used in Vitrase and Keratase, is sourced from ovine testes and processed in several stages to produce a highly purified raw material for formulation. We have a supply agreement with Biozyme Laboratories Limited (Biozyme) for cGMP-grade hyaluronidase for use in ophthalmic applications. The hyaluronidase is lyophilized, or freeze dried, by Biozyme and delivered to our contract manufacturer for formulation and filling of dose specific vials. Vitrase is currently required to be stored under refrigerated conditions prior to its use. We have entered into a letter of intent and are in the process of negotiating a definitive agreement with SP Pharmaceuticals, Inc. (SP) for the manufacture of commercial quantities of Vitrase.

     We intend to use Biozyme and SP, subject to the completion of a definitive agreement, as our sole source suppliers of raw materials and manufacturing services. To date, they have manufactured only limited quantities of our products for non-commercial purposes. For commercial scale production, we may need to qualify and validate additional suppliers and contract manufacturers and hire and train additional employees to supervise these operations.

Human Resources

     Including the employees of our Visionex Pte. Ltd. (Visionex) subsidiary, as of March 1, 2002, we had 41 full-time employees, 39 of whom were based in the United States and two of whom were based in Singapore. Approximately 32 of our employees are involved in research and clinical development activities. Nine of our employees hold Ph.D. or M.D. degrees and eight other employees hold other advanced degrees. Our employees do not have a collective bargaining agreement. We consider our relations with our employees to be good.

Risk Factors

We have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.

     We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. As of December 31, 2001, our accumulated deficit was $99.4 million, including a net loss of approximately $22.5 million for the year ended December 31, 2001. We have not generated any revenue from product sales to date, and we may never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. We may never achieve profitable operations.

If we cannot raise additional capital on acceptable terms, we will need to significantly curtail our operations.

     We believe that our cash on hand will be sufficient to fund our operations and capital expenditure needs for the next 12 months. During this period, we plan to allocate our capital resources primarily to the development of our lead product candidate, Vitrase, for the treatment of severe vitreous hemorrhage. We will need to raise additional funds to continue the development and commercialization of all our product candidates, including Vitrase, beyond this period. These funds may not be available on favorable terms, or at all. If we do not succeed in raising additional funds, we will need to curtail our operations significantly.

Due to the preliminary results of our Phase III clinical trials for Vitrase, we may terminate the development of Vitrase for severe vitreous hemorrhage.

     In March 2002, we announced preliminary efficacy and safety results for our two Phase III clinical trials of Vitrase for the treatment of severe vitreous hemorrhage. Data from both Phase III studies did not show a statistically significant improvement in the primary (surrogate) endpoint. We intend to meet with the FDA as soon as possible to discuss the results of our Phase III studies. Those discussions may result in a requirement that we conduct additional Phase III clinical studies to support regulatory approval. Additional Phase III clinical studies will require us to raise additional capital, which we may not be able to raise on favorable terms, or at all. Even if we raise additional funds, we may decide to terminate further development of Vitrase for the treatment of severe vitreous hemorrhage. If we terminate development of Vitrase, we will not have a lead product candidate, and we will be dependent on the development of our other product candidates and our ability to successfully acquire other products and technologies. Even if we conduct additional studies for Vitrase, we cannot assure you that the results will support the filing or regulatory approval of a NDA.

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

     The process that pharmaceuticals must undergo to receive necessary approval is extensive, time-consuming and costly, and there is no guarantee that regulatory authorities will approve any of our product candidates. FDA approval can be delayed, limited or not granted for many reasons, including:

•	a product candidate may not be safe or effective

•	FDA officials may not find that the data from preclinical testing and clinical trials justifies approval

•	the FDA might not approve our manufacturing processes or facilities or the processes or facilities of our contract manufacturers or raw material suppliers

•	the FDA may change its approval policies or adopt new regulations

•	the FDA may approve a product candidate for indications that are narrow, which may limit our sales and marketing activities

     The process of obtaining approvals in foreign countries is subject to delay and failure for the same reasons.

If we are not able to complete our clinical trials successfully, we may not be able to obtain regulatory approvals to market our products.

     Many of our research and development programs are at an early stage and clinical testing is a long, expensive and uncertain process. Even if initial results of preclinical studies or clinical trial results are positive, we may obtain different results in later stages of drug development, including failure to show desired safety and efficacy. For example, our preliminary efficacy and safety results for our two Phase III clinical trials of Vitrase for the treatment of severe vitreous hemorrhage did not show a statistically significant improvement in the primary (surrogate) endpoint. We cannot assure you that any additional clinical trials we may decide to conduct of Vitrase for the treatment of severe vitreous hemorrhage will support the filing or regulatory approval of a NDA.

     The clinical trials of any of our product candidates could be unsuccessful, which would prevent us from obtaining regulatory approval and commercializing the product. Our failure to develop safe and effective products would substantially impair our ability to generate revenues and materially harm our business and financial condition.

We may be unable to execute our strategic plan to transition to a fully-integrated, specialty pharmaceutical company.

     Our strategy to acquire or in-license currently marketed ophthalmic products will be dependent upon a number of factors including identifying such acquisition opportunities, successfully negotiating favorable terms with third parties for the acquisition of such products and our ability to raise additional capital to enable the acquisition of such products. Furthermore, we have not established sales, marketing or distribution capabilities to support the marketing of any products and we do not have experience in the manufacturing of any products in commercial quantities.

     We may not be able to identify any product acquisition opportunities or be successful in negotiating favorable terms for such product acquisitions, or at all. Should we be successful in acquiring any products, we will need to establish our own sales, marketing, distribution and manufacturing capabilities, each of which will require substantial financial and management resources. Our failure to establish an effective sales, marketing, distribution and manufacturing capabilities on a timely basis would adversely affect our ability to commercialize any acquired products.

We depend on our new Chief Executive Officer, Vicente Anido, Jr., Ph.D., to execute our strategic plan to transition to a fully-integrated, specialty pharmaceutical company.

     Our success largely depends on the skills, experience and efforts of our new Chief Executive Officer, Vicente Anido, Jr., Ph.D. Dr. Anido may terminate his employment at any time. In addition, we do not maintain "key person" life insurance policies covering Dr. Anido. The loss of Dr. Anido would jeopardize our ability to execute our strategic plan.

If we have problems with our contract manufacturer, our product development and commercialization efforts could be delayed or stopped.

     We have relied on Prima Pharm, Inc. (Prima Pharm) for formulation and filling of dose specific vials of hyaluronidase used in our clinical trials. The manufacturing facilities of all of our contract manufacturers must comply with current Good Manufacturing Practice regulations, which the FDA strictly enforces. Furthermore, the facilities of the contract manufacturer must undergo and pass pre-approval inspection by the FDA before any of our products can be approved for manufacture. If we fail to reach an agreement with a new contract manufacturer, we will have to negotiate with Prima Pharm to improve Prima Pharm’s manufacturing facilities in order to manufacture our products in commercial volume in compliance with current Good Manufacturing Practice regulations. Such improvements will require a substantial capital commitment on our part. Difficulties in our relationship with Prima Pharm could limit our ability to insure that the required improvements are made.

     We have entered into a letter of intent with a new contract manufacturer, SP, to scale up production and are in the process of negotiating a definitive agreement for the manufacture of commercial quantities of Vitrase. To date, we needed Vitrase only for clinical trials. We may not be able to complete an agreement with this new contract manufacturer on favorable terms, or at all. Additionally, before any new contract manufacturer can produce commercial quantities of Vitrase, if applied, we must demonstrate to the FDA’s satisfaction that the new source of Vitrase is substantially equivalent to the supply of the drug used in our clinical trials. Such demonstration may include the requirement to conduct additional clinical trials. A new manufacturer will also be subject to new testing and compliance inspections by regulatory authorities. We cannot assure you that any new contract manufacturer will be able to develop processes necessary to produce substantially equivalent product or that regulatory authorities would approve any new manufacturer. Failure to complete an agreement with a new contract manufacturer on a timely basis, or alternatively, successfully implement improvements to the manufacturing facilities of Prima Pharm, will adversely affect our ability to provide sufficient quantities of our products for commercial sale.

Our strategic partners may not perform their duties under our agreements, in which case our ability to commercialize Vitrase may be significantly impaired.

     We have entered into collaborations with both Allergan and Otsuka for Vitrase. If we obtain regulatory approval for Vitrase in the United States and Europe, we will be dependent on Allergan for the commercialization of Vitrase in the United States and Europe. We will depend on Otsuka for obtaining regulatory approval of Vitrase in Japan, and if such approval is obtained, we will be dependent upon Otsuka for the commercialization of Vitrase in Japan. The amount and timing of resources Allergan and Otsuka dedicate to our collaborations is not within our control. Accordingly, any breach or termination of our agreements by Allergan or Otsuka could delay or stop the commercialization of Vitrase. For various reasons, including our preliminary results of our two Phase III clinical trials of Vitrase for the treatment of severe vitreous hemorrhage, our strategic partners may change their strategic focus, terminate our agreements, pursue alternative technologies or develop competing products. Unfavorable developments in our relationship with our strategic partners could have a significant adverse effect on us and our stock price.

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

     The active pharmaceutical ingredient in our product candidates is hyaluronidase, which is extracted from sheep in New Zealand. Biozyme, the company that processes hyaluronidase for us, is located in Wales and ships hyaluronidase to our manufacturer, Prima Pharm, in San Diego, approximately twice per month for formulation and filling of dose specific vials. The export of each shipment of hyaluronidase from the United Kingdom (UK) requires that the Ministry of Agriculture, Fisheries and Food (MAFF) issue an export permit. The MAFF has never denied the issuance of an export permit for any shipment of hyaluronidase to ISTA. To permit the importation of hyaluronidase in to the United States, we are required to secure an annual import permit from the United States Department of Agriculture (USDA). The USDA has never denied the issuance of an annual import permit to ISTA.

     In February 2001, an outbreak of foot-and-mouth disease in the UK led to governmental actions around the world to prevent the highly contagious disease from spreading to animals in other countries. Such actions have included temporarily prohibiting the importation and exportation of cattle, sheep and other animals subject to the disease, and products derived from these animals, to and from the UK and to and from other countries. As a result, the MAFF temporarily placed exportation of processed hyaluronidase and other biological materials on hold because of the foot-and-mouth disease outbreak. Before it will issue export permits for these materials, including hyaluronidase, MAFF is requiring that the USDA make a written request that permits be issued. The USDA issued a permit request for our hyaluronidase. The MAFF then issued the export permit and the shipment of hyaluronidase was delivered to ISTA. Subsequent shipments of hyaluronidase have been delivered without delay consistent with the procedure in place prior to the outbreak of foot-and-mouth disease. If future events lead to lengthy delays in the shipment of our active pharmaceutical ingredient to our manufacturer, our on-going clinical studies and our business and financial condition may be materially impaired.

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

     We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. We could also become involved in opposition proceedings in foreign countries challenging the validity of our patents. In addition, costly litigation could be necessary to protect our patent position. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We may not prevail in any lawsuit or, if we do prevail, we may not receive commercially valuable remedies. Failure to protect our patent rights could harm us.

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

     Third parties may assert patent, trademark or copyright infringement or other intellectual property claims against us based on their patents or other intellectual property. We may be required to pay substantial damages, including but not limited to treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s intellectual property rights. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from other business concerns. Further, we may be unable to sell our products before we obtain a license from the owner of the relevant technology or other intellectual property rights. If such a license is available at all, it may require us to pay substantial royalties.

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

     Our ability to earn sufficient returns on our products will depend in part on the extent to which reimbursement for our products and related treatments will be available from: government health administration authorities, private health coverage insurers, managed care organizations and other organizations.

     Third-party payers are increasingly attempting to limit both the coverage and the level of reimbursement of new drug products to contain costs. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. If we succeed in bringing one or more of our product candidates to market, third-party payers may not establish adequate levels of reimbursement for our products, which could limit their market acceptance.

We face intense competition and rapid technological change that could result in products that are superior to the products we are developing.

     We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors may include Alcon Laboratories, Inc., Bausch & Lomb, Incorporated, CIBA Vision (a unit of Novartis AG) and Eli Lilly and Company. These competitors may develop technologies and products that are more effective or less costly than our current or future product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

We are exposed to product liability claims, and insurance against these claims may not be available to us at a reasonable rate.

     The coverage limits of our insurance policies may be inadequate to protect us from any liabilities we might incur in connection with clinical trials or the sale of our products. Product liability insurance is expensive and in the future may not be available on acceptable terms, or at all. A successful claim or claims brought against us in excess of our insurance coverage could materially harm our business and financial condition.

We deal with hazardous materials and generate hazardous wastes and must comply with environmental laws and regulations, which can be expensive and restrict how we do business. We could also be liable for damages or penalties if we are involved in a hazardous material or waste spill or other accident.

     Our research and development work and manufacturing processes involve the use of hazardous materials and waste, including chemical, radioactive and biological materials. Our operations also produce hazardous wastes. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste. In the event of a hazardous material or waste spill or other accident, we could also be liable for damages or penalties. In addition, we may be liable or potentially liable for injury or contamination that results from our, or a third party’s, use of these materials, and our liability could exceed our total assets.

Item 2: Properties

     We currently lease approximately 13,000 square feet of laboratory and office space in Irvine, California. The current term of this lease expires on September 30, 2004. We have also entered into an agreement to lease approximately 5,000 additional square feet of office space in Irvine, California, the three year term which is to commence during the second quarter of 2002. We believe that these two facilities are adequate for our immediate needs. Additional space will be required, however, as we expand our research and clinical development activities. We do not foresee any significant difficulties in obtaining any required additional facilities close to our current facility.

Item 3: Legal Proceedings

     We are not a party to any legal proceedings.

Item 4: Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

     Our common stock began trading on the Nasdaq National Market under the symbol “ISTA” on August 21, 2000. Prior to this date, there was no public market for our common stock. The following table presents high and low sales prices of our common stock, as reported on the Nasdaq National Market, for the periods indicated since our initial public offering:

2000	High	Low

Third quarter (beginning August 21, 2000)	$14.563	$10.500
Fourth quarter	$13.688	$10.050

2001	High	Low

First quarter	$14.125	$2.875
Second quarter	$4.000	$2.590
Third quarter	$3.600	$1.650
Fourth quarter	$6.720	$1.550

Holders of Common Stock

     As of March 1, 2002, there were approximately 228 shareholders of record of our common stock.

Dividend Policy

     We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future.

Use of Proceeds of Our Initial Public Offering

     On August 25, 2000 we completed our initial public offering of 3,000,000 shares of common stock at an initial public offering price of $10.50 per share with gross proceeds of $31,500,000. Net proceeds, after a 7% underwriters discount, were $29,295,000. Additional expenses relating to the initial public offering, other than the underwriters discount, amounted to $1,918,000. The managing underwriters for the offering were CIBC World Markets, Prudential Vector Healthcare and Thomas Weisel Partners LLC. The shares of common stock sold in the offering were registered on Form S-1, as amended (File No. 333-34120).

     In September 2000, the underwriters exercised their over-allotment option for an additional 450,000 shares of common stock at the initial public offering price of $10.50, less a 7% discount, resulting in net proceeds of $4,394,000.

     To date, the net proceeds from our initial public offering were used to fund our clinical trials and preclinical research, with a particular focus on Vitrase for the treatment of severe vitreous hemorrhage, and for general corporate purposes, including working capital. None of the net offering proceeds of our initial public offering have been or will be paid directly or indirectly to any director, officer, general partner of ISTA or their associates, persons owning more than 10% or more of any class of ISTA’s equity securities or an affiliate of ISTA.

Recent Sales of Unregistered Securities

     In December 2001, we completed the private placement of 845,665 shares of common stock at a price of $4.73 per share as part of our collaboration with Otsuka for the rights for Vitrase in Japan.

     The sale and issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The recipient of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationship with ISTA, to information about us.

Equity Compensation Plan Information

	(a)	(b)	(c )

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a)

Equity compensation plans approved by security holders	2,552,030	$1.63	89,611
Equity compensation plans not approved by security holders	1,004,609	$2.00	0

Total	3,556,639	$1.74	89,611

Item 6: Selected Financial Data

     The selected financial data set forth below with respect to our consolidated financial statements has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this filing. The selected financial data in this section are not intended to replace the consolidated financial statements.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In Thousands, Except Per Share Amounts)
Consolidated Statement of Operations Data:
Costs and expenses:
Research and development	$15,770	$16,200	$11,062	$7,523	$4,969
General and administrative	7,538	6,455	3,240	2,147	1,949

Total costs and expenses	23,308	22,655	14,302	9,670	6,918

Loss from operations	(23,308)	(22,655)	(14,302)	(9,670)	(6,918)
Interest income	826	848	69	133	251
Interest expense	(25)	(50)	(51)	(87)	(85)

Net loss	(22,507)	(21,857)	(14,284)	(9,624)	(6,752)
Deemed dividend to preferred stockholders	—	(19,245)	—	—	—

Net loss attributable to common stockholders	$(22,507)	$(41,102)	$(14,284)	$(9,624)	$(6,752)

Net loss per common share, basic and diluted	$(1.44)	$(6.01)	$(9.50)	$(7.17)	$(5.28)

Shares used in computing net loss per share, basic and diluted	15,594	6,836	1,503	1,342	1,279

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In Thousands)
Consolidated Balance Sheet Data:
Cash and short term investments	$15,602	$25,729	$709	$2,393	$5,896
Working capital (deficit)	12,079	23,386	(4,993)	(260)	4,820
Total assets	16,956	28,021	3,020	4,115	7,400
License fee received from Visionex	—	—	5,000	5,000	5,000
Deferred income	5,000	—	—	—	—
Other long term obligations	2	12	37	294	508
Total stockholders’ equity (deficit)	7,940	24,564	(8,656)	(4,053)	774

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements, which appear elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including without limitation forward-looking statements regarding trends in operating expenses, the adequacy of our capital reserves and our future need for additional capital. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in “Risk Factors”.

Overview

     ISTA was founded to discover, develop and market new remedies for diseases and conditions of the eye. Our product development efforts are focused on using highly purified formulations of the enzyme hyaluronidase to treat diseases and conditions such as vitreous hemorrhage, diabetic retinopathy and corneal opacification. Our lead product candidate, Vitrase, is a proprietary drug for the treatment of severe vitreous hemorrhage and diabetic retinopathy.

     In March 2000, we completed the acquisition of Visionex, a Singapore corporation, which has been conducting a Phase II clinical trial of Vitrase in Singapore. Visionex was a related party through common ownership by some of our stockholders. We are planning to significantly wind down the operations of Visionex in 2002 upon completion of the Phase II clinical trial of Vitrase in Singapore.

     In March 2000, we began a collaboration with Allergan, under which Allergan will be responsible for the marketing, sale and distribution of Vitrase in the United States and all international markets, except Mexico and Japan. We will be dependent on the success of Allergan in commercializing Vitrase in these markets. Our principal sources of revenue from this collaboration and the commercialization of Vitrase will be milestone, royalty and profit sharing payments received from Allergan. Under the terms of the collaboration, we are responsible for the manufacture of Vitrase and for supplying all of Allergan’s requirements for Vitrase. If we are successful in obtaining regulatory approval for Vitrase and Allergan achieves significant sales of the product, our aggregate manufacturing costs will increase.

     In December 2001, we began a collaboration with Otsuka under which Otsuka will be responsible for all clinical development, regulatory approvals, sales and marketing activities for Vitrase in Japan. Our principal sources of revenue from this collaboration and the commercialization of Vitrase will be the license fee received in December 2001 and amortized over the Company’s continuing involvement with Otsuka, milestone payments and product sales received from Otsuka. Under the terms of the collaboration, we are responsible for the manufacture of Vitrase and supplying all of Otsuka’s requirements for Vitrase.

     In December 2001, we announced our strategic plan to transition from a development organization to a fully-integrated, specialty pharmaceutical company with a primary focus on ophthalmology by acquiring complimentary products, either already marketed or in development.

     In March 2002, we announced the preliminary results for our Phase III clinical studies of Vitrase for the treatment of severe vitreous hemorrhage. Data from the two Phase III studies did not show a statistically significant improvement in the primary (surrogate) endpoint. We intend to meet with the FDA as soon as possible to discuss the results of our Phase III studies. Those discussions may result in a requirement that we conduct additional Phase III clinical studies to support regulatory approval or a decision by us to terminate further development of Vitrase for the treatment of severe vitreous hemorrhage. We cannot assure you that we will conduct additional clinical trials to support regulatory approval of Vitrase for the treatment of severe vitreous hemorrhage, or, if we conduct additional studies, that the results will support the filing or approval of a NDA.

     We currently have no products available for sale. We have incurred losses since inception and had an accumulated deficit through December 31, 2001 of $99.4 million. Our losses have resulted primarily from research and development activities, including clinical trials, related general and administrative expenses and a deemed dividend to our preferred shareholders. We expect to continue to incur operating losses for the foreseeable future as we continue our research and development and clinical testing activities, and seek regulatory approval for our product candidates.

Critical Accounting Policies & Estimates

     We intend to recognize revenue consistent with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless the amounts received are creditable against royalties or we have ongoing performance obligations. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

     Our discussion and analysis of our financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

Results of Operations

     Years Ended December 31, 2001, 2000 and 1999

     Revenue. There was no revenue in 2001, 2000 and 1999.

     Research and development expenses. Research and development expenses were $15.8 million in 2001, $16.2 million in 2000 and $11.1 million in 1999. Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research and costs related to the development of commercial scale manufacturing capabilities for our lead product candidate Vitrase.

     We generally classify and separate research and development expenditures into amounts related to preclinical research, clinical development and manufacturing development. We have not tracked our historical research and development costs by specific project, rather, we track costs by the type of cost incurred.

     In 2001, approximately 19% of our research and development expenditures were for preclinical research, approximately 74% was spent on clinical development and approximately 7% was spent on manufacturing development. Research and development expenses decreased to $15.8 million in 2001 from $16.2 million in 2000. Changes in our research and development expenses are primarily due to the following:

•	Clinical Development Costs — Overall clinical costs for 2001 decreased by $700,000 from 2000. The decrease in clinical costs in 2001 was due to the focus of our clinical efforts primarily on our Phase III clinical trials for Vitrase for the treatment of severe vitreous hemorrhage and the completion of two other clinical trials that we had commenced in 2000. As a result, our overall clinical costs, which include clinical investigator site fees, study monitoring costs and data management, decreased in 2001 as compared to 2000.

•	Personnel Costs — Personnel costs, including outside consultant expenses, for 2001 increased by $500,000 from 2000. The increase is primarily attributable to expenses for consultants to assist us with clinical data compilation, review and analysis in preparation of the filing of the NDA for Vitrase for the treatment of severe vitreous hemorrhage and the increase of our research and development staffing from 30 at December 31, 2000 to 32 at December 31, 2001.

•	Direct Research Costs — Research costs for 2001 decreased by $600,000 from 2000. This decrease is principally attributable to a reduction in the number of pharmacology and toxicology studies conducted by contract research organizations.

•	Manufacturing Development Costs — Contract manufacturing costs for 2001 increased by $400,000 from 2000. The increase in manufacturing development costs was due to increased activities in connection with the preparations for commercial scale manufacture of the active pharmaceutical ingredient in Vitrase at Biozyme and pre-production activities by SP Pharmaceuticals, Inc.

     General and administrative expenses. General and administrative expenses were $7.5 million in 2001, $6.5 million in 2000 and $3.2 million in 1999. The $1 million increase in 2001 was primarily attributable to increases in personnel and operating expenses, including expenses associated with the resignation of an officer of the Company and non-cash compensation expense related to stock option grants. The increase in general and administrative expenses in 2000 was primarily attributable to non-cash compensation expense related to stock option grants.

     Stock-based compensation. Deferred compensation for stock options granted to employees and directors is the difference between the exercise price and the estimated fair value of the underlying common stock for financial reporting purposes on the date the options were granted. Deferred compensation is included as a component of stockholders’ equity and is being amortized in accordance with Statement of Financial Accounting Standard, (SFAS), Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, over the vesting period of the related options, which is generally four years.

     Compensation for stock options granted to non-employees has been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and Emerging Issues Task Force (EITF) Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”, as the fair value of the equity instrument issued and is periodically remeasured as the underlying options vest. Stock option compensation for non-employees is recorded as the related services are rendered and the value of compensation is periodically remeasured as the underlying options vest.

     For the year ended December 31, 2001, we granted stock options to employees to purchase 1,742,738 shares of common stock at a weighted average exercise price of $2.63 per share. We anticipate recording deferred compensation expense of approximately $2,237,000, $939,000 and $372,000 for the years ended December 31, 2002, 2003 and 2004 respectively, related to these option grants.

     In connection with the grant of stock options to employees and directors, we recorded deferred compensation of approximately $2,960,000, $3,535,000 and $3,538,000 during the years ended December 31, 2001, 2000 and 1999, respectively, and recorded amortization of $1,902,000, $3,165,000 and $1,324,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

     Interest income. Interest income was $826,000 in 2001, $848,000 in 2000 and $69,000 in 1999. The decrease in interest income in 2001 is primarily attributable to forgiveness of $46,000 in accrued interest relating to a loan made to a former Company officer, who resigned in 2001. The increase in interest income in 2000 over the prior year was directly attributable to higher cash balances as a result of our financing activities.

     Interest expense. Interest expense was approximately $25,000 in 2001, $50,000 in 2000 and $51,000 in 1999. Interest expense incurred during 2000 and 1999 was primarily attributable to our capital leases. Interest expense incurred during 2001 was primarily attributable to the interest paid on the financing of our directors’ and officers’ insurance premiums. The Company had no capital leases during 2001.

     Deemed dividend. During the year ended December 31, 2000, we acquired Visionex and accounted for the acquisition under the purchase method of accounting. At the time of the acquisition, we recorded $4.4 million of tangible assets acquired and recognized a deemed dividend of $19.2 million for the excess of the extended value of the shares issued over the net tangible assets acquired.

     Income taxes. We incurred net operating losses in 2001, 2000 and 1999 and consequently did not pay any federal, state or foreign income taxes. At December 31, 2001, we had federal and California net operating loss carryforwards of approximately $52.5 million and $42.4 million, respectively, which we have fully reserved due to the uncertainty of realization. Our federal tax loss carryforwards will begin to expire in 2007, unless previously utilized. Approximately $1.4 million of the California tax loss carryforwards expired in 2001. We also have federal and California research tax credit carryforwards of $3.1 million and $1.9 million, respectively. The federal research tax credits will begin to expire in 2010, unless previously utilized.

Quarterly Results of Operations

     The following table sets forth a summary of ISTA’s unaudited quarterly operating results for each of the last eight quarters in the period ended December 31, 2001. This data has been derived from our unaudited interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with ISTA’s financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in 000’s except earnings per share).

	Quarter Ended

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2001	2001	2001	2001	2000	2000	2000	2000

	(Unaudited)
Costs and Expenses:
Research & Development	$4,269	$3,929	$3,643	$3,929	$4,545	$4,075	$4,558	$3,023
General & Administrative	3,020	1,364	1,659	1,495	1,654	1,590	1,711	1,500

Total costs & expenses	7,289	5,293	5,302	5,424	6,199	5,665	6,269	4,523
Interest income/expense (net)	48	131	358	264	592	122	118	(33)

Net loss	(7,241)	(5,162)	(4,944)	(5,160)	(5,607)	(5,543)	(6,151)	(4,556)
Deemed dividend for preferred Stockholders	—	—	—	—	—	—	—	(19,245)

Net loss attributable to common Stockholders	$(7,241)	$(5,162)	$(4,944)	$(5,160)	$(5,607)	$(5,543)	$(6,151)	$(23,801)

Net loss per common share, basic and diluted	$(0.46)	$(0.33)	$(0.32)	$(0.33)	$(0.36)	$(0.70)	$(3.00)	$(13.10)

     Research & development expenses. During 2001, our quarterly research and development expenses decreased primarily as a result of our concentration of our activities on Vitrase for the treatment of severe vitreous hemorrhage and the deferral of other development activities relating to our other product candidates. Vitrase development activities included the completion of patient enrollment in our two Phase III clinical trials, collection and review of clinical data from study sites around the world, improvements in the manufacturing process of our contract manufacturers and preparations for the submission of an NDA to the FDA.

     General & administrative expenses. During the fourth quarter of 2001, we incurred higher expenses related to increases in personnel and operating expenses from prior quarters in 2001 and 2000. Increases in personnel and operating expenses consisted of non-cash compensation associated with stock option grants, legal expenses relating to our collaboration with Otsuka, the establishment of a Shareholder Rights Plan, and expenses in connection with the resignation of a Company officer.

Liquidity and Capital Resources

     As of December 31, 2001, we had approximately $15.6 million in cash and short-term investments and working capital of $12.1 million. We anticipate that our existing capital resources will enable us to fund operations for the next 12 months. However, we currently plan to seek additional funding during 2002.

     We have financed our operations since inception primarily through private sales of our common and preferred stock and the sale of our common stock in our initial public offering. We received net proceeds of $10.0 million from the private sale of preferred stock in March 2000, $31.7 million from our initial public offering in August 2000, $4.0 million from the private sale of common stock in December 2001 and $5.0 million from a license fee payment in December 2001.

     During 2001 we used $13.9 million of cash for operations principally as a result of the net loss of $22.5 million partially offset by non-cash compensation expense of $1.9 million and $5.0 million of deferred income. In 2000, we used $20.8 million of cash for operations principally as a result of the net loss of $21.9 million partially offset by the non-cash compensation expense of approximately $3.2 million. In 1999, we used $10.2 million of cash for operations principally as a result of the net loss of $14.3 million offset by non-cash compensation expense of approximately $1.3 million and an increase in accrued expenses of $2.9 million related to clinical trials.

     Net cash provided by investing activities totaled $13.4 million during 2001 compared to $12.5 million invested in 2000. During 1999, $0.1 million of cash was invested. The increase in cash provided by investing activities in 2001 is primarily attributable to the sale of short-term investments to fund our research and development efforts and general operating expenses. During 2000, the proceeds from our initial public offering were used to purchase short-term marketable securities.

     Net cash provided by financing activities totaled $4.1 million during 2001 compared to $41.4 million in 2000 and $8.7 million in 1999. The decrease in net cash provided by financing activities in 2001 is primarily attributable to the $4.0 million proceeds from the private sale of common stock to Otsuka during December 2001, while the increase in cash provided by financing activities in 2000 is related to the completion of our initial public offering in August 2000, with net proceeds of $31.7 million, and $10.0 million from the private sale of preferred stock in March 2000.

     We will need to raise additional funds to continue the development and commercialization of Vitrase for the treatment of severe vitreous hemorrhage, fund further development of our other product candidates and to acquire or in-license products and technology beyond this period. Alternatives to raise additional funds include borrowings, lease arrangements, collaborative research and development arrangements with technology companies, the licensing of product rights to third parties or additional public and private financing. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. Insufficient funds may require us to further delay, scale back or eliminate some or all of our product development efforts or may limit our ability to operate as a going concern. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

     Our actual future capital requirements will depend on many factors, including the following:

•	the rate of progress of our research and development programs

•	the results of our clinical trials and requirements to conduct additional clinical trials

•	the time and expense necessary to obtain regulatory approvals

•	activities in connection with the in-license or acquisition of products and technologies

•	our ability to establish and maintain collaborative relationships

•	receiving milestone payments from Allergan and Otsuka

•	competitive, technological, market and other developments

Visionex Acquisition

     Visionex was established in 1997, under the laws of Singapore, to engage in clinical, regulatory and marketing activities. During 1997, Visionex obtained from us the exclusive rights to register, import, market, sell and distribute Vitrase and Keraform in East Asian markets, excluding Japan and Korea, for which Visionex paid us $5.0 million. Although we had no ownership interest in Visionex, their incorporation was funded concurrently with our June 27, 1997 Series C preferred stock financing round at which time three of the Visionex investors were already existing shareholders of ISTA. Upon the formation of Visionex, we had no ownership interest in Visionex, but investors owning 87.3% of ISTA also owned 62.5% of Visionex. Prior to the acquisition of Visionex on March 8, 2000 as discussed below, investors who owned 66% of ISTA shares controlled 100% of Visionex shares. In addition, three of the five board members of Visionex at December 31, 1999 were also board members of ISTA.

     Upon incorporation of Visionex, we entered into a Call Option Agreement with Visionex and its shareholders whereby we could have required the shareholders to exchange their outstanding shares of Visionex stock for our stock. The Visionex shares would have been exchanged at a rate, depending upon the annual revenues of Visionex, as defined in the agreement, ranging from 1,668,662 up to 2,458,787 shares of our common stock or, if we had not yet completed an initial public offering, our Series C preferred stock. The call option could have been exercised by us at any time during the two-year period beginning June 27, 2000, but could have been deferred for a period of up to two years by a majority of the holders of the Visionex shares.

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

     We decided to significantly wind down the operations of Visionex in 2002 following the completion of the Phase II clinical trial of Vitrase, which Visionex has been conducting for us in Singapore.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which we adopted on January 1, 2001. SFAS No. 133 sets forth a comprehensive and consistent standard for the recognition of derivatives and hedging activities. The adoption of SFAS No. 133 did not have an impact on our results of operations or financial condition when adopted as we currently hold no derivative financial instruments and do not currently engage in hedging activities.

     In March 2000, the FASB issued Financial Interpretation No. (FIN) 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of Accounting Practice Board (APB) Opinion No. 25”. FIN 44 clarifies the definition of employee for purposes of applying APB Opinion No. 25, “Accounting for Stock Issued to Employees”, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. Upon adoption, FIN 44 did not have a material effect on our financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The amortization of goodwill included in investments in equity investees will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002, and do not anticipate the adoption to have an impact on our financial position or results of operations as we do not have intangible assets recorded on our financial statements.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. While earlier application is encouraged, SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS No. 144 will have a material impact on its financial statements.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2001 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense.

     We have operated primarily in the United States and have had no sales to date. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations. Visionex’s functional currency is the Singapore dollar and a portion of Visionex’s business is conducted in currencies other than the Singapore dollar. However, Visionex’s operations have historically been insignificant and we currently plan for the orderly cessation of Visionex operations. As a result, currency fluctuations between the Singapore dollar and the currencies in which Visionex does business will cause foreign currency translation gains and losses. We do not expect our foreign currency translation gains or losses to be material. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

Item 8: Financial Statements and Supplemental Data

     The consolidated financial statements and supplementary data required by this item are set forth on the pages indicated in Item 14 (a).

Item 9: Changes and Disagreements with Accountants and Financial Disclosure

     Not applicable.

PART III

Item 10: Executive Officers of the Registrant

     The following table sets forth the names, ages and positions of our executive officers:

Name	Age	Position

Vicente Anido, Jr., Ph.D.	49	President, Chief Executive Officer and Director
J. C. MacRae	49	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Marvin J. Garrett	51	Vice President, Regulatory Affairs, Quality & Compliance
William S. Craig, Ph.D.	51	Vice President, Research and Product Development
David R. Waltz	50	Vice President, Finance
Lisa R. Grillone, Ph.D.	52	Vice President, Clinical Research and Medical Affairs

     Vicente Anido, Jr., Ph.D. has served as our as President and Chief Executive Officer since December 2001. From June 2000 to September 2001, Dr. Anido was general partner for Windamere Venture Partners. From 1996 to 1999, Dr. Anido served as President and Chief Executive Officer of CombiChem, Inc., a biotechnology company. From 1993 to 1996, he served as President of the Americas Region of Allergan, Inc. Dr. Anido received a Ph.D. in Pharmacy Administration from the University of Missouri.

     J. C. MacRae has served as our Chief Financial Officer since June 1998 and was named Executive Vice President and Chief Operating Officer in January 2000. From 1992 until its acquisition by Urohealth Systems in September 1997, Mr. MacRae was Vice President and Chief Financial Officer for Imagyn Medical, Inc., a manufacturer of proprietary surgical products for the obstetrics and gynecology market. Mr. MacRae received an M.B.A. from the California State University at Fullerton.

     Marvin J. Garrett has served as our Vice President, Regulatory Affairs, Quality & Compliance since February 1999. From May 1994 to May 1999, Mr. Garrett was Vice President, Regulatory Affairs and Clinical Research for Xoma. From 1990 to 1994, he was President and General Manager of Coopervision Pharmaceutical, a division of the Cooper Companies, Inc. Mr. Garrett received a B.S. in Microbiology from California State University Long Beach.

     William S. Craig, Ph.D. has served as our Vice President, Research and Product Development since January 2001. From March 2000 to January 2001, Dr. Craig was our Vice President of PreClinical Research and Development. From 1996 to December 1999, Dr. Craig was Vice President of Research and Development for Alpha Therapeutics Corporation, a biotechnology company. From 1988 to 1996 he was Senior Director Research and Development for Telios Pharmaceuticals, Inc., a biotechnology company. Dr. Craig received a Ph.D. in Chemistry from the University of California, San Diego.

     David R. Waltz has served as Vice President, Finance since June 2000. From 1981 to December 1999, Mr. Waltz served in various finance capacities with Beckman-Coulter, Inc., last serving as Finance Director for the Far East and Latin America operations. Mr. Waltz received an M.B.A. from California State University at Northridge.

     Lisa R. Grillone, Ph.D. has served as our Vice President, Clinical Research and Medical Affairs since August 2000. From 1990 to July 2000, Dr. Grillone served in various drug development positions with ISIS Pharmaceuticals, Inc., last serving as Executive Director, Intellectual Property Licensing. Dr. Grillone received a Ph.D. in Cell Biology and Anatomy from New York University.

     Edward H. Danse, former President and Chief Executive Officer and Hampar Karageozian, former Senior Vice President, Discovery both resigned from the Company in December 2001.

     The information concerning our directors required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, under the caption “Election of Directors”, and is incorporated by reference.

Item 11: Executive Compensation

     The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, under the caption “Executive Compensation,” and is incorporated by reference.

Item 12: Security Ownerships of Certain Beneficial Owners and Management

     The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual meeting of Stockholders, under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated by reference.

Item 13: Certain Relationships and Related Transactions

     The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, under the caption “Certain Transactions,” and is incorporated by reference.

PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements

(1)	Index to Financial Statements

         The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

CONSOLIDATED FINANCIAL STATEMENTS OF ISTA PHARMACEUTICALS, INC.

Report of Ernst & Young LLP, Independent Auditors	F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 and the period from February 13, 1992 (inception) to December 31, 2001	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from February 13, 1992 (inception) to December 31, 2001	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 and the period from February 13, 1992 (inception) to December 31, 2001	F-8

Notes to Consolidated Financial Statements	F-9

(2)	Financial Statements Schedules

None

(3)	Exhibits

See Exhibit Index

(b)	Report on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 29, 2002.

By:	/s/ Vicente Anido, Jr., Ph.D.

Vicente Anido, Jr., Ph.D. President and Chief Executive Officer

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

Signature	Title	Date

/s/ Vicente Anido, Jr., Ph.D.	President, Chief Executive Officer and Director	March 29, 2002
Vicente Anido, Jr., Ph.D.

/s/ J.C. MacRae	Executive Vice President, Chief Operating	March 29, 2002
J.C. MacRae	Officer and Chief Financial Officer

/s/ Robert B. McNeil, Ph.D.	Chairman of the Board	March 29, 2002
Robert B. McNeil, Ph.D.

/s/ George M. Lasezkay	Director	March 29, 2002
George M. Lasezkay

/s/ Benjamin F. McGraw III	Director	March 29, 2002
Benjamin F. McGraw III

/s/ John H. Parrish	Director	March 29, 2002
John H. Parrish

/s/ Wayne I. Roe	Director	March 31, 2002
Wayne I. Roe

ISTA PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Ernst & Young LLP, Independent Auditors	F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 and the period from February 13, 1992 (inception) to December 31, 2001	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for the period from February 13, 1992 (inception) to December 31, 2001	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 and the period from February 13, 1992 (inception) to December 31, 2001	F-8
Notes to Consolidated Financial Statements	F-9

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ISTA Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of ISTA Pharmaceuticals, Inc. (a development stage company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001, and for the period from February 13, 1992 (inception) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISTA Pharmaceuticals, Inc. (a development stage company) at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, and for the period from February 13, 1992 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

San Diego, California
February 1, 2002

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$12,348	$8,772
Short-term investments	3,254	16,957
Advanced payments — clinical trials	40	433
Other current assets	451	669

Total current assets	16,093	26,831
Property and equipment, net	819	912
Note receivable from officer	—	162
Deposits and other assets	44	116

	$16,956	$28,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$891	$606
Accrued compensation and related expenses	799	364
Accrued expenses — clinical trials	770	1,241
Other accrued expenses	1,554	1,219
Current portion of obligation under capital lease	—	15

Total current liabilities	4,014	3,445
Deferred rent	2	12
Deferred income	5,000	—

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2001 and 2000; 16,445,924 and 15,419,099 shares issued and outstanding at December 31, 2001 and 2000, respectively	16	15
Additional paid-in capital	111,026	103,942
Deferred compensation	(3,643)	(2,585)
Accumulated other comprehensive income	(22)	122
Deficit accumulated during the development stage	(99,437)	(76,930)

Total stockholders’ equity	7,940	24,564

Total liabilities and stockholders’ equity	$16,956	$28,021

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

				For the Period From
				February 13, 1992
	Years Ended December 31,			(Inception) To
				December 31,
	2001	2000	1999	2001

Costs and expenses:
Research and development	$15,770	$16,200	$11,062	$58,712
General and administrative	7,538	6,455	3,240	23,529

Total costs and expenses	23,308	22,655	14,302	82,241

Loss from operations	(23,308)	(22,655)	(14,302)	(82,241)
Interest income	826	848	69	2,414
Interest expense	(25)	(50)	(51)	(320)

Net loss	(22,507)	(21,857)	(14,284)	(80,147)
Deemed dividend for preferred stockholders	—	(19,245)	—	(19,245)

Net loss attributable to common stockholders	$(22,507)	$(41,102)	$(14,284)	$(99,392)

Net loss per common share, basic and diluted	$(1.44)	$(6.01)	$(9.50)

Shares used in computing net loss per common share, basic and diluted	15,593,885	6,835,587	1,502,807

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM FEBRUARY 13, 1992 (INCEPTION) TO DECEMBER 31, 2001
(in thousands, except share and per share data)

						Preferred and
	Convertible					Common Stock
	Preferred Stock		Common Stock		Additional	Subscribed
					Paid-in
	Shares	Amount	Shares	Amount	Capital	Shares	Amount

Issuance of Series A preferred stock at $1.00 per share for cash	295,000	$295	—	$—	—	—	$—
Issuance of common stock at $.032 to $.180 per share for cash	—	—	950,000	1	59	—	—
Issuance of common stock at $.0376 per share for intellectual property	—	—	133,333	—	5	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1992	295,000	295	1,083,333	1	64	—	—
Issuance of Series A preferred stock at $1.00 per share for cash	539,375	539	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1993	834,375	834	1,083,333	1	64	—	—
Issuance of common stock at $.21 per share for cash	—	—	133,333	—	27	—	—
Issuance of common stock at $.21 per share for services	—	—	5,404	—	1	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1994	834,375	834	1,222,070	1	92	—	—
Issuance of Series A preferred stock at $1.00 per share for cash	1,128,531	1,129	—	—	—	—	—
Issuance of Series B preferred stock at $2.75 per share for cash and in exchange for outstanding note payable, net of issuance costs of $15,548	1,955,555	5,362	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1995	3,918,461	7,325	1,222,070	1	92	—	—
Issuance of common stock upon exercise of options	—	—	44,446	1	8	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1996	3,918,461	7,325	1,266,516	2	100	—	—
Issuance of Series C preferred stock at $5.63 per share for cash, net of issuance costs of $66,735	947,295	5,267	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	51,852	—	11	—	—
Repurchase and retirement of Series A preferred stock	(11,153)	(11)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1997	4,854,603	12,581	1,318,368	2	111	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Deficit
			Accumulated	Accumulated	Total
			Other	During the	Stockholders'
	Subscriptions	Deferred	Comprehensive	Development	Equity
	Receivable	Compensation	Income	Stage	(Deficit)

Issuance of Series A preferred stock at $1.00 per share for cash	$		$—	$—	$295
Issuance of common stock at $.032 to $.180 per share for cash	—	—	—	—	60
Issuance of common stock at $.0376 per share for intellectual property	—	—	—	—	5
Net loss	—	—	—	(121)	(121)

Balance at December 31, 1992	—	—	—	(121)	239
Issuance of Series A preferred stock at $1.00 per share for cash	—	—	—	—	539
Net loss	—	—	—	(471)	(471)

Balance at December 31, 1993	—	—	—	(592)	307
Issuance of common stock at $.21 per share for cash	—	—	—	—	27
Issuance of common stock at $.21 per share for services	—	—	—	—	1
Net loss	—	—	—	(619)	(619)

Balance at December 31, 1994	—	—	—	(1,211)	(284)
Issuance of Series A preferred stock at $1.00 per share for cash	—	—	—	—	1,129
Issuance of Series B preferred stock at $2.75 per share for cash and in exchange for outstanding note payable, net of issuance costs of $15,548	—	—	—	—	5,362
Net loss	—	—	—	(887)	(887)

Balance at December 31, 1995	—	—	—	(2,098)	5,320
Issuance of common stock upon exercise of options	—	—	—	—	9
Net loss	—	—	—	(3,025)	(3,025)

Balance at December 31, 1996	—	—	—	(5,123)	2,304
Issuance of Series C preferred stock at $5.63 per share for cash, net of issuance costs of $66,735	—	—	—	—	5,267
Issuance of common stock upon exercise of options	—	—	—	—	11
Repurchase and retirement of Series A preferred stock	—	—	—	(45)	(56)
Net loss	—	—	—	(6,752)	(6,752)

Balance at December 31, 1997	—	—	—	(11,920)	774

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM FEBRUARY 13, 1992 (INCEPTION) TO DECEMBER 31, 2001 (CONTINUED)
(in thousands, except share and per share data)

						Preferred and
	Convertible					Common Stock
	Preferred Stock		Common Stock		Additional	Subscribed
					Paid-in
	Shares	Amount	Shares	Amount	Capital	Shares	Amount

Issuance of Series C preferred stock and warrants at $5.63 per share in exchange for conversion of bridge loans of $1,000,000 and cash, net of issuance costs of $43,676	844,166	4,709	—	—	—	—	—
Preferred and common stock subscribed	—	—	—	—			1,266
Issuance of common stock for exercisable options	—	—	21,913	—	6	—	—
Issuance of common stock at $.76 per share for cash	—	—	93,881	—	71	—	—
Deferred compensation related to stock options	—	—	—	—	12	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1998	5,698,769	17,290	1,434,162	2	200	—	1,266
Issuance of Series C preferred stock and warrants at $5.63 per share in exchange for conversion of bridge loans and cash, net of issuance costs of $41,929	1,235,894	6,959	—	—	—	—	—
Issuance of preferred and common stock subscribed	221,551	1,247	24,638	—	19		(1,266)
Issuance of common stock for exercisable options	—	—	206,835	—	93	—	—
Issuance of common stock at $.76 per share for cash	—	—	52,123	—	39	—	—
Deferred compensation related to stock options	—	—	—	—	3,538	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1999	7,156,214	25,496	1,717,758	2	3,889	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated	Accumulated	Total
			Other	During the	Stockholders'
	Subscriptions	Deferred	Comprehensive	Development	Equity
	Receivable	Compensation	Income	Stage	(Deficit)

Issuance of Series C preferred stock and warrants at $5.63 per share in exchange for conversion of bridge loans of $1,000,000 and cash, net of issuance costs of $43,676	—	—	—	—	4,709
Preferred and common stock subscribed	(1,266)	—
Issuance of common stock for exercisable options	—	—	—	—	6
Issuance of common stock at $.76 per share for cash	—	—	—	—	71
Deferred compensation related to stock options	—	(12)	—	—	—
Amortization of deferred compensation	—	11	—	—	11
Net loss	—	—	—	(9,624)	(9,624)

Balance at December 31, 1998	(1,266)	(1)	—	(21,544)	(4,053)
Issuance of Series C preferred stock and warrants at $5.63 per share in exchange for conversion of bridge loans and cash, net of issuance costs of $41,929	—	—	—	—	6,959
Issuance of preferred and common stock subscribed	1,266	—	—	—	1,266
Issuance of common stock for exercisable options	—	—	—	—	93
Issuance of common stock at $.76 per share for cash	—	—	—	—	39
Deferred compensation related to stock options	—	(3,538)	—	—	—
Amortization of deferred compensation	—	1,324	—	—	1,324
Net loss	—	—	—	(14,284)	(14,284)

Balance at December 31, 1999	—	(2,215)	—	(35,828)	(8,656)

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM FEBRUARY 13, 1992 (INCEPTION) TO DECEMBER 31, 2001 (CONTINUED)
(in thousands, except share and per share data)

						Preferred and
	Convertible					Common Stock
	Preferred Stock		Common Stock		Additional	Subscribed
					Paid-in
	Shares	Amount	Shares	Amount	Capital	Shares	Amount

Issuance of Series C preferred stock at $11.70 per share for acquisition of Visionex	3,319,363	28,773	—	—	—	—	—
Issuance of Series D preferred stock at $5.63 per share	1,776,199	10,000	—	—	—	—	—
Issuance of common stock in conjunction with the initial public offering, net of issuance costs of $4,479	—	—	3,450,000	3	31,743	—	—
Conversion of Preferred Stock to common stock	(12,251,776)	(64,269)	8,783,672	9	64,260		—
Issuance of Common Stock from exercise of warrants	—	—	797,014	—	41	—	—
Issuance of common stock for options	—	—	670,655	1	361	—	—
Common stock issued for services	—	—	—	—	113	—	—
Deferred compensation related to stock options	—	—	—	—	3,535	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—
Deemed dividend for preferred stockholders	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—
Comprehensive loss

Balance at December 31, 2000	—	—	15,419,099	15	103,942	—	—
Issuance of common stock for options	—	—	174,170	—	79	—	—
Common stock issued for cash	—	—	845,665	—	3,999	—	—
Common stock issued under ESPP	—	—	6,990	1	24	—	—
Common stock issuable under ESPP	—	—	8,005	—	22	—	—
Deferred compensation related to stock options	—	—	—	—	2,960	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—
Comprehensive loss

Balance at December 31, 2001	—	$—	16,453,929	$16	$111,026	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Deficit
			Accumulated	Accumulated	Total
			Other	During the	Stockholders'
	Subscriptions	Deferred	Comprehensive	Development	Equity
	Receivable	Compensation	Income	Stage	(Deficit)

Issuance of Series C preferred stock at $11.70 per share for acquisition of Visionex	—	—	—	—	28,773
Issuance of Series D preferred stock at $5.63 per share	—	—	—	—	10,000
Issuance of common stock in conjunction with the initial public offering, net of issuance costs of $4,479	—	—	—	—	31,746
Conversion of Preferred Stock to common stock	—	—	—	—	—
Issuance of Common Stock from exercise of warrants	—	—	—	—	41
Issuance of common stock for options	—	—	—	—	362
Common stock issued for services	—	—	—	—	113
Deferred compensation related to stock options	—	(3,535)	—	—	—
Amortization of deferred compensation	—	3,165	—	—	3,165
Deemed dividend for preferred stockholders	—	—	—	(19,245)	(19,245)
Net loss	—	—	—	(21,857)	(21,857)
Foreign currency translation adjustment	—	—	(27)	—	(27)
Unrealized gain on investments	—	—	149	—	149
Comprehensive loss					(21,735)

Balance at December 31, 2000	—	(2,585)	122	(76,930)	24,564
Issuance of common stock for options	—	—	—	—	79
Common stock issued for cash	—	—	—	—	3,999
Common stock issued under ESPP	—	—	—	—	25
Common stock issuable under ESPP	—	—	—	—	22
Deferred compensation related to stock options	—	(2,960)	—	—	—
Amortization of deferred compensation	—	1,902	—	—	1,902
Net loss	—	—	—	(22,507)	(22,507)
Foreign currency translation adjustment	—	—	(14)	—	(14)
Unrealized loss on investments	—	—	(130)	—	(130)
Comprehensive loss					(22,651)

Balance at December 31, 2001	$—	$(3,643)	$(22)	$(99,437)	$7,940

See accompanying notes

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

				For the Period
				From
				February 13,
				1992 (Inception)
	Years Ended December 31,			To
				December 31,
	2001	2000	1999	2001

OPERATING ACTIVITIES
Net loss	$(22,507)	$(21,857)	$(14,284)	$(80,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	1,902	3,165	1,324	6,411
Common stock issued for services	—	113	—	113
Forgiveness of note receivable	162	—	—	162
Depreciation and amortization	344	315	237	1,329
Changes in operating assets and liabilities:
Advanced payments — clinical trials and other current assets	611	(166)	(714)	(491)
Note receivable from officer	—	(10)	(10)	(162)
Accounts payable	285	(217)	404	891
Accrued compensation and related expenses	435	290	(114)	799
Accrued expenses — clinical trials and other accrued expenses	(136)	(2,406)	2,915	2,448
Deferred rent	(10)	(11)	(5)	2
Deferred income	5,000	—	—	5,000
License fee received from Visionex	—	—	—	5,000

Net cash used in operating activities	(13,914)	(20,784)	(10,247)	(58,645)
INVESTING ACTIVITIES
Purchases of marketable securities	(12,346)	(19,808)	—	(32,154)
Maturities of marketable securities	25,919	3,000	—	28,910
Purchase of equipment	(251)	(243)	(254)	(2,140)
Proceeds from refinancing under capital leases	—	—	—	827
Deposits and other assets	72	123	153	(44)
Cash acquired from Visionex transaction	—	4,403	—	4,403

Net cash provided by (used in) investing activities	13,394	(12,525)	(101)	(198)
FINANCING ACTIVITIES
Payments on obligation under capital leases	(15)	(250)	(193)	(827)
Proceeds from exercise of stock options	79	362	93	560
Proceeds from exercise of warrants	—	41	—	41
Proceeds from bridge loans with related parties	—	1,250	500	5,047
Payments on bridge loans with related parties	—	(1,750)	—	(3,755)
Proceeds from issuance of preferred stock	—	10,000	8,206	34,215
Repurchase of preferred stock	—	—	—	(56)
Proceeds from issuance of common stock	4,046	31,746	58	36,007

Net cash provided by financing activities	4,110	41,399	8,664	71,232
Effect of exchange rate changes on cash	(14)	(27)	—	(41)

Increase (decrease) in cash and cash equivalents	3,576	8,063	(1,684)	12,348
Cash and cash equivalents at beginning of period	8,772	709	2,393	—

Cash and cash equivalents at end of period	$12,348	$8,772	$709	$12,348

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$25	$30	$52	$302

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued in exchange for bridge loans with stockholders and accrued interest	$—	$—	$—	$2,357

Extinguishment of liability through acquisition of Visionex	$—	$5,000	$—	$5,000

Series C preferred stock issued for acquisition of Visionex	$—	$28,773	$—	$28,773

Conversion of preferred stock to common stock	$—	$64,269	$—	$64,269

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

1.	Organization and Summary of Significant Accounting Policies

     The Company

     ISTA was incorporated in the state of California on February 13, 1992 to discover, develop and market novel therapeutics for diseases and conditions of the eye. ISTA’s initial product development efforts are focused on using highly purified formulations of the enzyme hyaluronidase to treat diseases and conditions such as vitreous hemorrhage, diabetic retinopathy and corneal opacification. The Company’s lead product candidate, Vitrase, which has completed two Phase III clinical trials, is a proprietary drug for the treatment of vitreous hemorrhage (see Note 14). The Company has not commenced commercial operations and is considered to be in the development stage.

     On March 8, 2000, ISTA acquired all the outstanding shares of Visionex in a transaction accounted for as a purchase (see Note 9). The operations of Visionex are included in the consolidated financial statements since the date of acquisition. All intercompany accounts have been eliminated in consolidation.

     The Company reincorporated in Delaware on August 4, 2000 in conjunction with its initial public offering (see Note 5).

     Basis of Presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has been primarily engaged in research and development, and through December 31, 2001, the Company has incurred accumulated losses of $99.4 million, which includes the deemed dividend to preferred stockholders of $19.2 million (Note 9). The Company’s ability to transition from the development stage and ultimately, to attain profitable operations, is dependent upon obtaining sufficient working capital to complete the successful development of its products, FDA approval of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure. Management believes that the Company’s existing capital resources will enable the Company to fund operations for the next 12 months. However, the Company is currently seeking additional funding to expand its research and development activities. Without additional financing, the Company will be required to delay, reduce the scope of or eliminate one or more of its research and development projects and significantly reduce its expenditures on infrastructure. If required, management believes it has the ability to defer or eliminate certain research and development costs and general and administrative expenses to enable the Company to sustain its operations through December 2002.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of cash in banks, certificates of deposit and short-term investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

     Short-term Investments

     Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Organization and Summary of Significant Accounting Policies (Continued)

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

     Impairment of Long-lived Assets

     In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the flows associated with the use of the asset. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2001.

     Research and Development Costs

     Expenditures relating to research and development are expensed in the period incurred. The Company also expenses costs incurred to obtain and prosecute patents as recoverability of such expenditures is not assured. Approximately $204,000, $344,000 and $136,000 of patent-related costs were included in research and development expense in 2001, 2000 and 1999, respectively. From February 13, 1992 (inception) through December 31, 2001 the Company expensed approximately $1,044,000 related to these costs.

     Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research and costs related to development of commercial scale manufacturing capabilities for lead our product candidate Vitrase.

     We generally classify and separate research and development expenditures into amounts related to preclinical research, clinical development and manufacturing development. We have not tracked our historical research and development costs by specific project, rather, we track costs by the type of cost incurred.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

     Stock-based Compensation

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock-based employee compensation. Under APB 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

     When the exercise price of the employee or director stock options is less than the estimated fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, over the vesting period of the options.

     Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services”, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically remeasured as the options vest.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition

     We recognize revenue consistent with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless the amounts received are creditable against royalties or we have ongoing performance obligations. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

     Effect of New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Activities”, which we adopted in on January 1, 2001. SFAS No. 133 sets forth a comprehensive and consistent standard for the recognition of derivatives and hedging activities. The adoption of SFAS No. 133 did not have an impact on our results of operations or financial condition when adopted as we currently hold no derivative financial instruments and do not currently engage in hedging activities.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

     In March 2000, the FASB issued FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB 25”. FIN 44 clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. Upon adoption, FIN 44 did not have a material effect on the financial position or results of operations of the Company. In August 2001, the Company offered certain employees an opportunity to exchange certain of their existing stock options. These options are required to be accounted for as variable stock options in accordance with FIN 44. Variable stock options can result in significant increases and decreases in compensation expense subject to the variability of the Company’s stock price.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The amortization of goodwill included in investments in equity investees will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. While earlier application is encouraged, SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS No. 144 will have a material impact on its financial statements.

     Net Loss Per Share

     In accordance with SFAS No. 128, “Earnings Per Share”, and SEC Staff Accounting Bulletin No. 98, basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.

     The Company has excluded all preferred stock, outstanding options and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 3,556,639, 2,241,210 and 8,595,271 for the years ended December 31, 2001, 2000 and 1999, respectively.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

     Segment Reporting

     The Company currently operates in only one segment.

     Comprehensive Income

     The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustment, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive loss.

     As of December 31, 2001, accumulated foreign currency translation adjustment and accumulated unrealized gain on investments were ($41,000) and $19,000, respectively.

     Reclassifications

     Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

2.	Balance Sheet Details

     Property and Equipment

     Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	December 31,

	2001	2000

Property and equipment:
Equipment	$1,314	$1,267
Furniture and fixtures	366	369
Leasehold improvements	279	254

	1,959	1,890
Less accumulated depreciation and amortization	(1,140)	(978)

	$819	$912

     Total depreciation and amortization expense amounted to $344,000, $315,000 and $237,000 and $1,329,000 for the years ended December 31, 2001, 2000 and 1999 and for the period from February 13, 1992 (inception) to December 31, 2001, respectively.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Balance Sheet Details (Continued)

     Accrued Expenses

     Other accrued expenses consist of the following (in thousands):

	December 31,

	2001	2000

Accrued general expenses	$996	$848
Accrued contract manufacturing expenses	397	—
Accrued state tax payable	30	15
Accrued insurance premiums	131	356

	$1,554	$1,219

3.	Short-Term Investments

     At December 31, 2001 and 2000, short-term investments in marketable securities were classified as available-for-sale as follows (in thousands):

	Gross	Net
	Amortized	Unrealized	Estimated
	Costs	Gains	Fair Value

Short-term investments:
Corporate debt securities	$5,043	$1	$5,044
Commercial paper	10,208	147	10,415
U.S. Government & agencies	1,497	1	1,498

Balance at December 31, 2000	$16,808	$149	$16,957

Corporate debt securities	$3,235	$19	$3,254

Balance at December 31, 2001	$3,235	$19	$3,254

     The contractual maturities of all short-term investments classified as available-for-sale as of December 31, 2001 and 2000 are all within one year.

     Realized gains and losses were immaterial to the Company’s financial results for the years ended December 31, 2001 and 2000. Gross unrealized gains were $20,000 and $157,000 for December 31, 2001 and 2000, respectively. Gross unrealized losses were $1,000 and $8,000 for the years ended December 31, 2001 and 2000, respectively.

4.	Related Party Transactions

     A former executive of the Company is also a stockholder of a supplier with which the Company entered into an agreement in 1996 whereby the supplier provided certain manufacturing services to the Company. The agreement with the supplier was terminated in December 2001. For the years ended December 31, 2001, 2000 and 1999 and the period from February 13, 1992 (inception) to December 31, 2001, the Company purchased, $0, $288,000, $108,000 and $715,000, respectively, in services from the supplier.

     In 1997, the Company provided an unsecured loan to an officer in the amount of $126,000. In 2001, the principal amount of the loan plus all accrued interest was forgiven and recorded as an operating expense upon the resignation of the officer.

     During the years ended December 31, 2001, 2000 and 1999 and the period from February 13, 1992 (inception) to December 31, 2001, the Company made total payments of approximately $7,000, $41,000 and $36,000 and $189,000, respectively, to a management company owned by a stockholder of the Company for reimbursement of services performed on behalf of the Company.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Related Party Transactions (Continued)

     In December 1999, certain stockholders of the Company provided an unsecured loan to the Company in the amount of $500,000. In January 2000, the Company borrowed an additional $1,250,000 from certain stockholders. The principal amount of the loans, plus accrued interest at 9% per annum, was repaid in full in March 2000.

5.	Stockholders’ Equity

     Common and Preferred Stock

     During 2000, the Company issued 3,319,363 shares of Series C preferred stock at $11.70 per share to acquire all the outstanding capital stock of Visionex, which was convertible into 2,458,787 shares of common stock (see Note 9).

     Also during 2000, the Company issued 1,776,199 shares of Series D preferred stock at $5.63 per share to Allergan for proceeds of $10 million (see Note 10).

     On August 25, 2000, the Company closed on its initial public offering with the sale of 3,000,000 shares of common stock. On September 12, 2000, the underwriters of the Company’s initial public offering exercised their over allotment to purchase an additional 450,000 shares. The net proceeds from the initial public offering totaled $31.7 million. The Series A, B and C preferred stock converted on a one to 0.74 basis into 7,759,606 shares of common stock and the Series D preferred stock converted into 1,024,066 shares of common stock.

     On December 13, 2001, the Company sold, in a private placement, 845,665 shares of common stock to Otsuka for $4.0 million (see Note 11).

     At December 31, 2001 and 2000 the Company had 5,000,000 shares of preferred stock authorized at a $.001 par value and no shares were issued and outstanding.

     Preferred and Common Stock Subscribed

     Preferred and common stock subscribed at December 31, 1998, reflected 221,551 and 24,638 shares of the Company’s Series C preferred and common stock, respectively, subscribed by certain stockholders in December 1998 at a per share price of $5.63 and $0.76, respectively. A corresponding subscription receivable was included in stockholders’ equity as of December 31, 1998. In January 1999, the Company completed the subscribed transaction, and all preferred and common stock subscription amounts were received and all preferred and common stock and common stock warrants subject to the subscriptions were issued. The common stock warrants were not separately valued; therefore the entire proceeds from the transaction are included in preferred stock in the accompanying balance sheet.

     Common Stock Warrants

     In connection with the Series C preferred stock financing completed during 1998 and 1999, the Company also sold to the investors warrants to purchase 854,724 shares of common stock, which were bundled with the preferred stock as a combined unit. Each of the combined units consists of 10 shares of preferred stock and five warrants to purchase a share of common stock at $.076 per share. The warrants expire upon the earlier of five years from the date of issuance or the closing of an initial public offering. The warrants also provide the holder with the option to receive common shares equal to the intrinsic value of the warrant at the time of warrant exercise (a “cashless exercise”). As the warrants were sold with the stock in a combined unit, the warrants were not separately valued and the proceeds from the financing were not allocated between Series C Preferred Stock and common stock. Accordingly, the entire proceeds from the financing are included in preferred stock in the accompanying balance

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Stockholders’ Equity (Continued)

sheet. In connection with the Company’s initial public offering in August 2000, all of the warrants were exercised for the purchase of shares of common stock. A total of 801,498 warrants were used to purchase 743,788 shares of common stock in a cashless exercise and 53,226 warrants were used to purchase 53,226 shares of common stock in a cash exercise.

     Employee Stock Purchase Plan

     In April 2000, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Stock Purchase Plan”), which initially provides for the issuance of a maximum of 200,000 shares of common stock.

     Eligible employees can have up to 15% of their earnings withheld, subject to certain maximums, to be used to purchase shares of the Company’s common stock every January and July. The price of the common stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair value of the common stock on the commencement date of the offering period or the specified purchase date. Included in stockholder’s equity as issuable common stock is $22,000 relating to the issuance of 8,005 shares of common stock under the Stock Purchase Plan. As of December 31, 2001, 6,990 shares had been issued to participants, with an additional 8,005 shares issuable at year end.

     The Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each year, beginning in 2001, equal to the lesser of 200,000 shares, 1.5% of the outstanding shares of common stock on the first day of the year, or a lesser amount as the Board of Directors may determine.

     Stock Compensation Plan

     The Company had reserved 3,148,148 shares of common stock under the 1993 Stock Plan (the “Plan”) for issuance to eligible employees, officers, directors and consultants. The Plan provided for the grant of incentive and nonstatutory stock options. Terms of the stock option agreements, including vesting requirements, were determined by the Board of Directors, subject to the provisions of the Plan. Options granted by the Company vest ratably over four years and are exercisable from the date of grant for a period of ten years. The option price equaled the estimated fair value of the common stock as determined by the Board of Directors on the date of the grant. Upon completion of the Company’s initial public offering in August 2000, the 1993 Stock Plan was terminated. No further option grants will be made under this Plan, and any shares reserved but not yet issued and cancellations under the 1993 Stock Plan will be made available for grant under the 2000 Stock Plan.

     In 2000, the Company’s stockholders approved the 2000 Stock Plan that became effective upon the completion of the Company’s initial public offering in August 2000. The 2000 Stock Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants. A total of 200,000 shares of common stock were initially reserved for issuance under the 2000 Stock Plan. The 2000 Stock Plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each year, beginning in 2000, equal to the lesser of 200,000 shares, 1.5% of the outstanding shares of common stock on the first day of the year, or a lesser amount as the Board of Directors may determine.

     As of December 31, 2001, a total of 89,611 shares of common stock were reserved for issuance under the 2000 Stock Plan.

     In December 2001, the Board of Directors granted our new Chief Executive Officer and President a stand-alone option agreement to purchase 1,004,609 shares of common stock of the Company for a purchase price of $2.00 per share.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Stockholders’ Equity (Continued)

     A summary of the Company’s stock option activity and related information follows:

					Weighted-
					Average
		Price			Exercise
	Shares	Per Share			Price

Outstanding at December 31, 1998	1,946,852	$0.21	—	$0.76	$0.50
Granted	1,000,074	$0.76	—	$0.76	$0.76
Exercised	(206,835)	$0.21	—	$0.76	$0.44
Canceled	(254,288)	$0.38	—	$0.76	$0.71

Outstanding at December 31, 1999	2,485,803	$0.21	—	$0.76	$0.59
Granted	687,222	$0.76	—	$10.40	$3.48
Exercised	(659,141)	$0.76	—	$10.40	$0.56
Canceled	(272,674)	$0.38	—	$0.76	$0.75

Outstanding at December 31, 2000	2,241,210	$0.20	—	$10.40	$1.47
Granted	1,742,738	$1.90	—	$5.13	$2.63
Exercised	(174,170)	$0.20	—	$0.76	$0.46
Canceled	(253,139)	$0.76	—	$10.40	$7.19

Outstanding at December 31, 2001	3,556,639	$0.20	—	$10.40	$1.74

     The following table summarizes information about options outstanding at December 31, 2001:

		Options Outstanding		Options Exercisable

Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
Range of	Number	Contractual	Exercise	Exercisable	Exercise
Exercise Price	Outstanding	Life	Price	and Vested	Price

$0.20 - $10.4	3,556,639	7.36	$1.74	1,214,778	$0.92

     Pro forma net loss information has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed in SFAS No. 123. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The fair value of these options was estimated at the date of grant using the minimum value pricing model for grants prior to the initial public offering and the Black Scholes method for grants after the initial public offering with the following weighted average assumptions for 2001, 2000 and 1999: risk-free interest rate of 5.1%, 5.75% and 5.5%, respectively, zero dividend yield, volatility of 73% in 2001, 72% in 2000 and none for 1999; and a weighted-average life of the option of five years. The estimated weighted average fair value of stock options granted during 2001, 2000 and 1999 was $2.31, $5.25 and $0.17, respectively.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Stockholders’ Equity (Continued)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands except per share data):

	Years Ended December 31,

	2001	2000	1999

Net loss attributable to common stockholders, as reported	$(22,507)	$(41,102)	$(14,284)
Pro forma net loss	$(24,389)	$(41,920)	$(14,360)
Net loss per share, basic and diluted, as reported	$(1.44)	$(6.01)	$(9.50)
Pro forma net loss per share, basic and diluted	$(1.56)	$(6.13)	$(9.56)

     Shares Reserved for Future Issuance

     The following shares of common stock are reserved for future issuance at December 31, 2001:

Stock plans:
Options granted and outstanding	2,552,030
Reserved for future option grants	89,611

2,641,641
Stock purchase plan:
Reserved for future issuance	200,000

2,841,641

     Deferred Compensation

     During the years ended December 31, 2001, 2000 and 1999 in connection with the grant of various stock options to employees, the Company recorded deferred stock compensation totaling $2,960,000, $3,535,000 and $3,538,000, respectively, representing the difference between the exercise price and the estimated market value of the Company’s common stock as determined by the Company’s management on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the years ended December 31, 2001, 2000 and 1999, the Company recorded amortization of deferred compensation expense of $1,902,000, $3,165,000 and $1,324,000, respectively. As of December 31, 2001, total charges to be recognized in future periods from amortization of deferred stock compensation are anticipated to be approximately $2,237,000, $939,000 and $372,000 for the years ending December 31, 2002, 2003 and 2004 , respectively.

     In August 2001, the Company offered certain employees an opportunity to exchange certain of their existing stock options. These options are required to be accounted for as variable stock options in accordance with FIN 44. Variable stock options can result in significant increases and decreases in compensation expense subject to the variability of the Company’s stock price.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Commitments and Contingencies

     Clinical Trial Agreements

     During 1998 and 1999, the Company entered into several agreements with contract research organizations to perform Phase III clinical trials in various countries. Upon early termination, the Company is subject to a termination fee of approximately $200,000 as defined in the agreements. The Company presently has no intention of terminating the agreements. As of December 31, 2001, the Company had approximately $3.2 million of future obligations relating to services to be provided under these agreements.

     Lease Commitments

     The Company leases its corporate and laboratory facilities and certain equipment under various operating leases. As of December 31, 2001, the Company has made approximately $31,000 in cash deposits related to operating leases. Provisions of the facilities lease provide for abatement of rent during certain periods and escalating rent payments during the term. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Additionally, the Company is required to pay taxes, insurance and maintenance expenses related to the building. Rent expense on the facilities and equipment during 2001, 2000 and 1999 and the period from February 13, 1992 (inception) to December 31, 2001 was $313,000, $518,000 and $237,000 and $1,825,000, respectively.

     Future annual minimum payments under operating leases as of December 31, 2001 are as follows (in thousands):

Years Ending December 31:

2002	$294
2003	279
2004	210
2005	9

$792

Purchase Commitments

     The Company entered into a long-term supply agreement with a manufacturer of hyaluronidase in the UK. The supply agreement provides for the UK manufacturer to supply, and the Company to purchase, certain minimum levels of hyaluronidase. At December 31, 2001, the approximate future purchase commitments under the supply agreement are as follows (in thousands):

2002	$696
2003	870
2004	1,160
2005	1,450
2006	1,740

$5,916

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Income Taxes

     At December 31, 2001, the Company had federal and California income tax net operating loss carryforwards of approximately $52,548,000 and $42,385,000, respectively.

     The federal tax loss carryforwards will begin to expire in 2007, unless previously utilized. Approximately $1,366,000 of the California tax loss carryforwards expired in 2001 and the remaining California tax loss carryforwards will continue to expire in 2002, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $3,130,000 and $1,929,000, respectively. The federal research tax credit will begin to expire in 2010, unless previously utilized.

     Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s tax loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50% that have occurred. However, the Company does not believe such limitation will have a material impact upon the utilization of these carryforwards.

     Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $30,887,000 has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,

	2001	2000

Deferred tax asset:
Net operating loss carryforwards	$20,829,000	$16,360,000
Research and development credits	4,383,000	2,852,000
Capitalized research and development	3,332,000	2,916,000
Deferred revenue	2,037,000	—
Other, net	306,000	618,000

Total deferred tax asset	30,887,000	22,746,000
Valuation allowance for deferred tax assets	(30,887,000)	(22,746,000)

	$—	$—

     A portion of the deferred tax assets related to net operating loss carryforwards as of December 31, 2001 include amounts related to stock option activity for which subsequent recognizable tax benefits, if any, will be credited to stockholders’ equity.

8.	Employee Benefit Plan

     The Company has a 401(k) Savings Plan covering substantially all employees that have been employed for at least three months and meet certain age requirements. Employees may contribute up to 15% of their compensation per year (subject to a maximum limit by federal tax law). The Company does not provide matching contributions to the 401(k) Savings Plan.

9.	Visionex Agreements and Acquisition

     In June 1997, the Company entered into a seven-year agreement with Visionex, a Singapore corporation. The Company granted Visionex the exclusive right to register, import, market, sell and distribute the Company’s products in East Asia (excluding Japan and Korea) in exchange for a license fee paid by Visionex to the Company of $5,000,000. Upon the formation of Visionex, the Company had no ownership interest in Visionex, but investors owning 87.3% of ISTA also owned 62.5% of Visionex. Prior to the acquisition of Visionex on March 8, 2000, as discussed below, investors who owned 66% of ISTA shares controlled 100% of Visionex shares. In addition, three of the five board members of Visionex at December 31, 1999 are also board members of the Company.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Visionex Agreements and Acquisition (Continued)

     The Company also entered into a Call Option Agreement (the “Agreement”) with Visionex and its shareholders (the “Shareholders”), whereby the Company could require the Shareholders to exchange their outstanding shares of Visionex stock (the “Preference Shares”) for the Company’s stock (the “Call Option”). The Visionex Preference Shares would have been exchanged for a range dependent upon the annual revenues of Visionex, as defined in the Agreement, of 1,668,662 up to 2,458,787 shares of the Company’s common stock, or, if the Company had not yet successfully completed an initial public offering, Series C preferred stock. The Call Option could have been exercised by the Company anytime during the two-year period beginning June 27, 2000, but could have been deferred for a period of up to two years by a majority of the holders of the Preference Shares.

     The Agreement also provided for a put option whereby each of the Visionex Shareholders could require the Company to purchase the outstanding Preference Shares held by such shareholder. The per share purchase price that was to be paid by the Company under the put option was 0.1689 shares of the Company’s common stock, or, if the Company had not yet successfully completed an initial public offering, Series C preferred stock (up to a maximum of 2,252,694 shares). The put option was exercisable anytime in the three-year period beginning June 27, 1999.

     The Company’s financial statements through December 31, 1999 do not include the assets, liabilities, or results of operations of Visionex due to the Company’s lack of ownership interest in Visionex and lack of control of the operations of Visionex during such period. Due to the existence of the put option, the $5 million license fee received from Visionex was recorded as a liability as of December 31, 1999.

     On March 8, 2000, the Company issued 3,319,363 shares of Series C preferred stock to acquire all of the outstanding capital stock of Visionex, which was convertible into 2,458,787 shares of common stock. The assets of Visionex consisted primarily of cash of approximately $4.4 million and the product rights originally acquired from the Company by Visionex. The tangible assets were valued at Visionex’s carrying value, which approximates fair value. The Company recorded no value for such intangible assets since (i) Visionex had not made any substantial progress in commercializing the products since it had originally acquired them, and (ii) the intangible assets had originally been acquired from the Company, and (iii) the Company had no historical cost basis in the assets prior to the transfer of them to Visionex. The liability related to the license fee received from Visionex was extinguished and transferred to equity. Accordingly, the Company recognized a deemed dividend of $19.2 million in the first quarter of 2000 for the excess of the estimated value of the shares issued over the net tangible assets acquired.

     During 2001, the Company decided to wind down the operations of Visionex in 2002 following the completion of the Phase II clinical trial of Vitrase, which has been conducted in Singapore.

     The Company’s consolidated financial statements for 2001 and 2000 include the operations of Visionex since the date of acquisition.

10.	Allergan Agreement

     In March 2000, the Company entered into a license agreement with Allergan, under which Allergan will be responsible for the marketing, sale and distribution of Vitrase in the United States and all international markets, except Mexico and Japan. Under a related supply agreement, the Company will supply all of Allergan’s requirements of Vitrase at a fixed price per unit subject to certain future adjustments. The term of the license is ten full years after the date of the first commercial sale. Profits on the sale of Vitrase in the United States will be shared equally between Allergan and the Company. The Company is responsible for all costs of product development, preclinical studies and clinical trials of Vitrase and may receive up to $35.0 million in payments from Allergan upon the achievement of specified regulatory and development objectives.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Allergan Agreement (Continued)

     The Company also issued 1,776,199 shares of Series D preferred stock to Allergan at $5.63 per share for proceeds of approximately $10.0 million. These shares were converted into 1,024,066 shares of common stock upon completion of the Company’s initial public offering.

11.	Otsuka Agreement

     In December 2001, the Company entered into a license agreement with Otsuka, under which Otsuka will be responsible for the marketing, sale and distribution of Vitrase in Japan. Under a related supply agreement, the Company will supply all of Otsuka’s requirements of Vitrase at a fixed price per unit subject to certain future adjustments. The term of the license is the later of fifteen years from the date of first commercial sale of Vitrase in Japan or the expiration of the last valid claim of the licensed patents. Currently, no patents for Vitrase have been issued in Japan.

     The Company is responsible for all costs related to manufacturing, while Otsuka is responsible for preclinical studies, clinical trials and regulatory approval of Vitrase in Japan. In December 2001, the Company received an initial license payment of $5.0 million and may receive an additional license payment upon regulatory approval of Vitrase in Japan. Due to the Company’s continuing involvement with Otsuka under the license agreement and related supply agreement, the $5.0 million license fee was recorded as deferred revenue as of December 31, 2001 and will be amortized over the estimated life of the license agreement of 18 years.

     The Company also issued 845,665 shares of common stock to Otsuka at $4.73 per share in a private placement for net proceeds of approximately $4.0 million.

12.	Geographic Information

     During 2001, the Company purchased certain laboratory and production equipment for use in Mexico and the UK. Laboratory and production equipment located in these countries totaled $443,000, $180,000 and $385,000 at December 31, 2001, 2000 and 1999, respectively.

     The Company also has certain obligations denoted in foreign currency relating to clinical trials in Mexico, the UK, Poland, Germany, and the Netherlands. At December 31, 2001, 2000 and 1999 these obligations totaled $61,000, $24,000 and $74,000, respectively.

13.	Subsequent Event

     During January 2002, the Company adopted a Shareholder Rights Plan, whereby the Company issued a dividend of one right for each share of common stock of the Company held by stockholders of record as of the close of business on January 25, 2002. The plan is designed to contribute to the preservation of the Company’s long-term value for its stockholders and assure the stockholders’ fair value in the event of a future unsolicited business combination or similar transaction involving the Company.

14.	Subsequent Event (unaudited)

     In March 2002, the Company announced preliminary efficacy and safety results for the two Phase III clinical trials of Vitrase for the treatment of severe vitreous hemorrhage. Data from both Phase III studies did not show a statistically significant improvement in the primary (surrogate) endpoint. The Company intends to meet with the FDA as soon as possible to discuss the results. Those discussions may result in a requirement that the Company conduct additional Phase III clinical studies to support regulatory approval or a decision by the Company to terminate further development of Vitrase for the treatment of severe vitreous hemorrhage.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation, currently in effect (1)

3.2	Bylaws of the registrant currently in effect (1)

4.1	Specimen common stock certificate (1)

4.2	Preferred Stock Rights Agreement, dated as of December 31, 2001, between the registrant and Mellon Investor Services LLC, including the Certificate of Designation or Rights Preferences, the form of Rights Certificate, and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (2)

10.1	Amended and Restated Investors Rights Agreement dated as of March 29, 2000 (1)

10.2	1993 Stock Plan and forms of agreements thereunder (1)

10.3	2000 Stock Plan and forms of agreements thereunder (1)

10.4	2000 Employee Stock Purchase Plan (1)

10.5	Form of Indemnification Agreement with executive officers and directors (1)

10.6	Clinical Development Agreement between Covance, Inc. and the registrant dated as of October 28, 1998, as amended (1)

10.7	Agreement between CroMedica Global Inc. and the registrant as of September 8, 1998 (1)

10.8	Agreement between CroMedica Global Inc. and the registrant as of May 19, 1999 (1)

10.9	Lease between the registrant and Aetna Life Insurance Company dated September 13, 1996 for leased premises located at Suite 100, 15279 Alton Parkway, Irvine, California (1)

10.10	Lease between the registrant and Aseguradora Mexicana, S.A. dated December
30, 1993 for leased premises located at Paseo de los Heroes No. 10, 105 in the development known as “Desarrollo Urbano del Rio Tijuana” in Tijuana, B.C., Mexico (1)

10.11	Equipment Financing Agreement between Lease Management Services, Inc. and the registrant as of October 7, 1996, as amended (1)

10.12	Agreement between Visionex Pte. Ltd. and the registrant as of June 1997 (1)

10.13	Distributor Agreement between Laboratories Sophia S.A. de C.V. and the registrant as of April 23, 1998 (1)

10.14	Manufacture and Supply Agreement between Prima Pharm, Inc. and the registrant as of December 19, 1996 (1)

10.15	Supply Agreement between Biozyme Laboratories, Ltd. and the registrant as of September 23, 1999 (1)

10.16	License Agreement between Allergan Sales, Inc., Allergan Sales, Ltd. and the registrant as of March 29, 2000 (1) (3)

10.17	Supply Agreement between Allergan Sales, Inc., Allergan Sales, Ltd. and the registrant as of March 29, 2000 (1) (3)

10.18	Series D Preferred Stock Purchase Agreement between Allergan Pharmaceuticals (Ireland) Ltd., Inc. and registrant, dated as of March 29, 2000 (1)

10.19	Call Option Agreement between Visionex Pte. Ltd. and the registrant as of June 27, 1997 (1)

10.20	Amendment No. 1 to Contract Clinical Research Agreement with CroMedica Global, Inc., dated May 19, 1999 (4)

10.21	Amendment No. 2 to Contract Clinical Research Agreement with CroMedica Global, Inc., dated May 19, 1999 (4)

10.22	License Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (3) (5)

10.23	Supply Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (3) (5)

10.24	Security Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (3) (5)

10.25	Registration Rights Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (3) (5)

10.26	Amendment No. 3 to Contract Clinical Research Agreement with CroMedica Global, Inc., dated December 5, 2001

10.27	Executive Employment Agreement between Vicente Anido, Jr., Ph.D. and the registrant, dated December 21, 2001

10.28	Stand-Alone Stock Option Agreement between Vicente Anido, Jr., Ph.D. and the registrant, dated December 21, 2001

10.29	Transition and Release Agreement between Edward H. Danse and the registrant, dated January 2, 2002

Exhibit
Number	Description

10.30	Facility Lease Amendment No. 1 with Alton Plaza Property, Inc.

10.31	Facility Lease Amendment No. 2 with Alton Plaza Property, Inc.

21.1	Subsidiaries of the registrant (1)

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (contained in the signature page to this Report)

(1)	Incorporated by reference to the Exhibits in the Company’s Registration Statement on Form S-1 (File No. 333-34120).

(2)	Incorporated by reference to the registrant’s report on Form 8-A filed with the Commission on January 22, 2002.

(3)	Confidential treatment requested and received as to certain portions.

(4)	Incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 30, 2001.

(5)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission on January 2, 2002.