Form 10-Q
period 2002-03-31
ISTA PHARMACEUTICALS INC
filed 2002-05-15
CIK 930553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OR 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 333-34120

ISTA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0511729 (IRS Employer Identification No.)

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

     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of April 30, 2002 was 16,753,312.

		Page No

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Condensed Consolidated Balance Sheets — December 31, 2001 and March 31, 2002 (unaudited)	3
	Condensed Consolidated Statements of Operations (unaudited) — Three Month Periods Ended March 31, 2002 and 2001 and for the Period from February 13, 1992 (inception) to March 31, 2002	4
	Condensed Consolidated Statements of Cash Flows (unaudited) — Three Month Periods Ended March 31, 2002 and 2001 and for the Period from February 13, 1992 (inception) to March 31, 2002	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3	Quantitative and Qualitative Disclosure about Market Risk	15
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	15
Item 2	Change in Securities and Use of Proceeds	15
Item 3	Defaults upon Senior Securities	15
Item 4	Submission of Matters to a Vote of Security Holders	16
Item 5	Other Information	16
Item 6	Exhibits and Reports on Form 8-K	16
	Signatures	17

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

ISTA Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,498	$12,348
Short-term investments	7,233	3,254
Advance payments — clinical trials	40	40
Other current assets	517	451

Total current assets	11,288	16,093
Property and equipment, net	870	819
Deposits and other assets	44	44

Total Assets	$12,202	$16,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,298	$891
Accrued compensation and related expenses	396	799
Accrued expenses — clinical trials	457	770
Other accrued expenses	1,047	1,554

Total current liabilities	3,198	4,014
Deferred rent	5	2
Deferred income	4,930	5,000
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized at March 31, 2002 and 2001; 16,753,312 and 15,504,983 shares issued and outstanding at March 31, 2002 and 2001, respectively	17	16
Additional paid in capital	111,019	111,026
Deferred compensation	(2,804)	(3,643)
Accumulated other comprehensive loss	(43)	(22)
Deficit accumulated during the development stage	(104,120)	(99,437)

Total stockholders’ equity	4,069	7,940

Total Liabilities and Stockholders’ Equity	$12,202	$16,956

ISTA Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

			For the Period
			From
			February 13,
			1992
	Three Months Ended		(Inception)
	March 31,		Through
			March 31,
	2002	2001	2002

Revenue	$70	$0	$70
Operating expenses:
Research and development	2,922	3,929	61,634
General and administrative	1,918	1,495	25,447

Total operating expenses	4,840	5,424	87,081

Loss from operations	(4,770)	(5,424)	(87,011)
Interest income	87	264	2,501
Interest expense	—	—	(320)

Net loss	(4,683)	(5,160)	(84,830)
Deemed dividend for preferred stockholders	—	—	(19,245)

Net loss attributable to common stockholders	$(4,683)	$(5,160)	$(104,075)

Net loss per common share, basic and diluted	$(0.28)	$(0.33)

Shares used in computing net loss per common share, basic and diluted	16,624	15,444

ISTA Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

			For the Period
			From
			February 13,
	Three Months Ended		1992 (Inception)
	March 31,		Through
			March 31,
	2002	2001	2002

Operating Activities
Net loss attributable to common stockholders	$(4,683)	$(5,160)	$(104,075)
Deemed dividend for preferred stockholders	—	—	19,245
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Amortization of deferred compensation	728	410	7,139
Common stock issued for services	—	—	113
Forgiveness of note receivable	—	—	162
Depreciation and amortization	83	84	1,412
Changes in operating assets and liabilities:
Advanced payments — clinical trials and other current assets	(66)	396	(557)
Note receivable from officer	—	(3)	(162)
Accounts payable	407	82	1,298
Accrued compensation and related expenses	(403)	(239)	396
Accrued expenses — clinical trials and other accrued expenses	(820)	531	1,628
Deferred rent	3	(4)	5
Deferred income	(70)	—	4,930
License fee received from Visionex	—	—	5,000

Net cash used in operating activities	(4,821)	(3,903)	(63,466)

Investing Activities
Purchase of marketable securities	(11,026)	(4,219)	(43,180)
Sale of marketable securities	7,014	9,219	35,924
Purchase of equipment	(134)	(94)	(2,274)
Deposits and other assets	—	72	(44)
Proceeds from refinancing under capital leases	—	—	827
Cash acquired from Visionex transaction	—	—	4,403

Net cash (used in) provided by investing activities	(4,146)	4,978	(4,344)

Financing Activities
Payments on obligation under capital lease	—	(15)	(827)
Proceeds from exercise of stock options	116	22	676
Proceeds from exercise of warrants	—	—	41
Proceeds from bridge loans with related parties	—	—	5,047
Payments on bridge loans with related parties	—	—	(3,755)
Proceeds from issuance of preferred stock	—	—	34,215
Repurchase of preferred stock	—	—	(56)
Proceeds from issuance of common stock	—	—	36,007

Net cash provided by financing activities	116	7	71,348
Effect of exchange rate changes on cash	1	(11)	(40)

(Decrease) increase in cash and cash equivalents	(8,850)	1,071	3,498
Cash and cash equivalents at beginning of period	12,348	8,772	—

Cash and cash equivalents at end of period	$3,498	$9,843	$3,498

ISTA Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2002

1. The Company

     ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market novel therapeutics for diseases and conditions of the eye. ISTA’s initial product development efforts are focused on using highly purified formulations of the enzyme hyaluronidase to treat diseases and conditions such as vitreous hemorrhage, diabetic retinopathy and corneal opacification. The Company’s lead product candidate, Vitrase®, which has completed two Phase III clinical trials, is a proprietary drug for the treatment of vitreous hemorrhage. The Company has not commenced commercial operations and is considered to be in the development stage. The Company reincorporated in Delaware on August 4, 2000.

The financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

As of March 31, 2002, we had approximately $10.7 million in cash and short-term investments. The Company incurred a net loss of $4.7 million for the three months ended March 31, 2002 and had an accumulated deficit of $104.1 million at March 31, 2002. The ability of the Company to continue as a going concern is dependent upon its ability to obtain additional capital and achieve profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to rely on outside sources of financing to meet its capital needs beyond the next year. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, we will be required to scale back our research and development programs and general and administrative activities and we may not be able to continue in business. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

3. Revenue Recognition

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

4. Comprehensive Income (Loss)

     Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the three month periods ended March 31, 2002 and 2001 was $4,726,000 and $5,166,000, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

5. Net Loss Per Share

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

6. New Accounting Pronouncements

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

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization of goodwill included in our investments in equity investees will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We adopted SFAS No. 142 on January 1, 2002. Because we have no goodwill or other indefinite-lived intangible assets recorded in our financial statements, SFAS No. 142 did not have an impact on our results of operations or financial condition.

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

     Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation “Factors That May Affect Results of Operations and Financial Condition” set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions, “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements”, included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Overview

     ISTA was founded to discover, develop and market new remedies for diseases and conditions of the eye. Our product development efforts involve using highly purified formulations of the enzyme hyaluronidase to treat diseases and conditions such as vitreous hemorrhage, diabetic retinopathy and corneal opacification. Our lead hyaluronidase based product candidate, Vitrase, is a proprietary drug for the treatment of vitreous hemorrhage and diabetic retinopathy.

     In March 2000, we completed the acquisition of Visionex, a Singapore corporation, which had been conducting a Phase II clinical trial of Vitrase in Singapore. Visionex was a related party through common ownership by some of our stockholders. We are planning to significantly wind down the operations of Visionex in 2002 upon completion of the Phase II clinical trials of Vitrase in Singapore.

     In March 2000, we began a collaboration with Allergan, Inc., under which Allergan will be responsible for the marketing, sale and distribution of Vitrase in the United States and all international markets, except Mexico until April 2004, and Japan. We will be dependent on the success of Allergan in commercializing Vitrase in these markets. Our principal sources of revenue from this collaboration and the commercialization of Vitrase will be milestone, royalty and profit sharing payments received from Allergan. Under the terms of the collaboration, we are responsible for the manufacture of Vitrase and for supplying all of Allergan’s requirements for Vitrase. If we are successful in obtaining regulatory approval for Vitrase and Allergan achieves significant sales of the product, our aggregate manufacturing costs will increase.

     In December 2001, we began a collaboration with Otsuka Pharmaceutical Co., Ltd., under which Otsuka will be responsible for all clinical development, regulatory approval, sales and marketing activities for Vitrase in Japan. We received a license fee in December 2001 that will be amortized over the Company’s continuing involvement with Otsuka. Principal sources of future revenue from this collaboration will be milestone payments and product sales received from Otsuka. Under the terms of the collaboration, we are responsible for the manufacture of Vitrase and supplying all of Otsuka’s requirements for Vitrase.

     In December 2001, we announced our strategic plan to transition from a development organization to a fully-integrated, specialty pharmaceutical company with a primary focus on ophthalmology by acquiring complimentary products, either already marketed or in development.

     In March 2002, we announced the preliminary results for our Phase III clinical studies of Vitrase for the treatment of severe vitreous hemorrhage. Data from the two Phase III studies did not show a statistically significant improvement in the primary (surrogate) endpoint. In April 2002, following discussions and a review of preliminary safety and efficacy data from the two Phase III studies with the FDA, we announced our plans to proceed with the preparation and filing of the clinical and other required sections of the New Drug Application (NDA) for Vitrase based on improvement in visual function for Vitrase treated patients in both studies. The FDA’s review of the NDA for Vitrase may result in a requirement that we conduct additional Phase III clinical studies to support regulatory approval or a decision by us to terminate further development of Vitrase for the treatment of severe vitreous hemorrhage. We cannot assure you that we will conduct additional clinical trials to support regulatory approval of Vitrase for the treatment of severe vitreous hemorrhage, or, if we conduct additional studies, that the results will support the filing or approval of a NDA.

     On May 9, 2002 we acquired substantially all of the assets of AcSentient, Inc. The assets include United States product rights to bromfenac, a topical non-steroidal anti-inflammatory compound for the treatment of ocular inflammations and United States marketing rights for a new formulation of timolol, a beta-blocking agent for treating glaucoma. The assets also include worldwide marketing rights for Caprogel®, a novel compound for the treatment of hyphema, or bleeding into the front of the eye. AcSentient previously acquired rights to these compounds from Senju Pharmaceutical Co., Ltd (Japan) and the Eastern Virginal School of Medicine. Under the terms of the transaction, we have assumed payment and other obligations and responsibility for final development of bromfenac and Caprogel®. We will incur additional research and development expenses in connection with the final development of bromfenac and Caprogel®, and if these compounds are approved for sale in the United States, we expect to incur significant marketing and sales expenses. In addition, we will also be responsible for certain milestone payments to a third party in connection with the marketing approval in the United States for these compounds.

     We currently have no products available for sale. We have incurred losses since our inception and had an accumulated deficit through March 31, 2002 of $104.1 million. Our losses have resulted primarily from research and development activities, including clinical trials, related general and administrative expenses and a deemed dividend for preferred stockholders. We expect to continue to incur operating losses for the foreseeable future as we continue our research and development and clinical testing activities, and seek regulatory approval for our product candidates.

Results of Operations

Three Months Ended March 31, 2002 and 2001

     Revenue. Revenue of $70,000 for the quarter ended March 31, 2002 reflects the amortization of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceutical Co., Ltd. in connection with the license for Vitrase in Japan.

     Research and development expenses. Research and development expenses were $2.9 million for the three months ended March 31, 2002 compared to $3.9 million for the three months ended March 31, 2001. The decrease in research and development expenses was primarily attributable to decreases in expenses associated with two Phase III clinical trials of Vitrase for the treatment of severe vitreous hemorrhage. We expect that our research and development expenses will increase in future periods primarily due to activities in connection with the development of bromfenac and Caprogel®.

     General and administrative expenses. General and administrative expenses were $1.9 million for the three months ended March 31, 2002 compared to $1.5 million for the three months ended March 31, 2001. The increase in general and administrative expenses was primarily attributable to an increase in the amortization of non-cash, stock based compensation expense.

     Interest income. Interest income was $87,000 for the three months ended March 31, 2002 compared to $264,000 for the three months ended March 31, 2001. The decrease in interest income was attributable to higher cash balances for the first quarter of 2001 compared to 2002.

Liquidity and Capital Resources

     As of March 31, 2002, we had approximately $10.7 million in cash and short-term investments.

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

     For the three months ended March 31, 2002, we used $4.8 million of cash for operations principally as a result of the net loss of $4.7 million partially offset by non-cash compensation expense of approximately $728,000. We used approximately $3.9 million of cash for operations in the three months ended March 31, 2001.

     For the three months ended March 31, 2002, we used $4.1 million of cash for investing activities, primarily for the purchase of marketable securities. For the three months ended March 31, 2001, $5.0 million of cash was provided by investing activities, primarily from the sale of marketable securities.

     Net cash provided by financing activities totaled $116,000 for the three months ended March 31, 2002 compared to $7,000 for the three ended March 31, 2001.

     As of March 31, 2002 the Company had an accumulated deficit of $104.1 million. The Company has operated at a loss since inception and expects this to continue for some time. The amount of the accumulated deficit will continue to grow as we continue our clinical, research and development efforts for our product candidates. If these activities are successful and we receive FDA approval to market these products, additional funding will be required to market and sell these products. As of this filing, the Company’s ability to continue as a going concern will be dependent on our ability to raise additional capital to meet our projected operating needs for at least the next twelve months.

     Due to expenses associated with the acquisition of products rights from AcSentient and currently anticipated increase in research and development expenses in 2002 over levels previously planned, we now anticipate that our cash on hand will be sufficient to fund our operations and capital expenditure needs for approximately the next six months. We will need to raise additional funds to continue the development and commercialization of Vitrase for the treatment of vitreous hemorrhage and diabetic retinopathy, fund further development of our other product candidates, including bromfenac and Caprogel®, and to acquire or in-license additional products and technology beyond this period. Alternatives to raise additional funds include borrowings, collaborative research and development arrangements with technology companies, the licensing of product rights to third parties or additional public and private financing. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. Insufficient funds may require us to further delay, scale back or eliminate some or all of our product development efforts or may limit our ability to operate as a going concern. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

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

     We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. As of March 31, 2002, our accumulated deficit was $104.1 million, including a net loss of $22.5 million for the year ended December 31, 2001 and a net loss of approximately $4.7 million for the three months ended March 31, 2002. We have not generated any revenue from product sales to date, and we may never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. We may never achieve profitable operations.

If we cannot raise additional capital on acceptable terms, we will need to significantly curtail our operations.

     We believe that our cash on hand will be sufficient to fund our operations and capital expenditure needs for approximately the next six months. During this period, we plan to allocate our capital resources primarily to the development of our lead product candidate, Vitrase, for the treatment of severe vitreous hemorrhage and bromfenac and Caprogel®. We will need to raise additional funds to continue the development and commercialization of all our product candidates, including Vitrase, beyond this period. These funds may not be available on favorable terms, or at all. If we do not succeed in raising additional funds, we will need to curtail our operations significantly.

Due to the preliminary results of our Phase III clinical trials for Vitrase, we may terminate the development of Vitrase for severe vitreous hemorrhage.

     In March 2002, we announced preliminary efficacy and safety results for our two Phase III clinical trials of Vitrase for the treatment of severe vitreous hemorrhage. Data from both Phase III studies did not show a statistically significant improvement in the primary (surrogate) endpoint. In April 2002, following discussions and a review of preliminary safety and efficacy data from the two Phase III studies with the FDA, we announced our plans to proceed with the preparation and filing of the clinical and other required sections of the New Drug Application (NDA) for Vitrase based on improvement in visual function for Vitrase treated patients in both studies. The FDA’s review of the NDA for Vitrase may result in a requirement that we conduct additional Phase III clinical studies to support regulatory approval. Additional Phase III clinical studies will require us to raise additional capital, which we may not be able to raise on favorable terms, or at all. Even if we raise additional funds, we may decide to terminate further development of Vitrase for the treatment of severe vitreous hemorrhage. If we terminate development of

Vitrase, we will not have a lead product candidate, and we will be dependent on the development of our other product candidates and our ability to successfully acquire other products and technologies. Even if we conduct additional studies for Vitrase, we cannot assure you that the results will support the filing or regulatory approval of a NDA.

If we are not able to complete clinical trials for bromfenac or Caprogel successfully or our clinical trials are delayed, we may not be able to market these products.

In connection with our acquisition of substantially all of the assets of AcSentient, we acquired United States product rights to bromfenac and worldwide marketing rights for Caprogel®. Phase I, Phase II and Phase III clinical trials of bromfenac have already been completed in Japan and we anticipate submitting an NDA for bromfenac following successful completion of a single Phase III study in the United States. Phase II and Phase III clinical trials of Caprogel® have been completed and we believe that we need to complete one additional Phase III study prior to a submission of an NDA. However, the FDA may required us to conduct additional clinical trials with respect to bromfenac or Caprogel® prior to filing an NDA. We may not be able to raise additional capital in order to conduct necessary clinical trials and there is a possibility that the results of any clinical trials conduct by us for bromfenac or Caprogel® may not support regulatory approval.

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

If regulatory approval for the new formulation of timolol is unsuccessful or delayed, we may not be able to market the product.

In connection with our acquisition of substantially all of the assets of AcSentient, we also acquired the United States marketing rights for a new formulation of timolol. We depend on Senju Pharmaceutical Co., Ltd for obtaining regulatory approval for the new formulation of timolol. We believe that an NDA submission by Senju for this new formulation will be based on pre-clinical trials and other clinical trials, combined with data from a multi-center Phase III clinical trial recently completed in the United States. However, the FDA may require Senju to conduct additional clinical trials prior to filing an NDA. The amount of time and resources Senju dedicates to obtaining regulatory approval of the new formulation of timolol is not within our control.

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

     Our success largely depends on the skills, experience and efforts of our new Chief Executive Officer, Vicente Anido, Jr., Ph.D. Dr. Anido may terminate his employment at any time. In addition, we do not maintain “key person” life insurance policies covering Dr. Anido. The loss of Dr. Anido would jeopardize our ability to execute our strategic plan.

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

     We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors may include Alcon Laboratories, Inc., Bausch & Lomb, Incorporated, CIBA Vision (a unit of Novartis AG), Merck & Co, Allergan and Eli Lilly and Company. These competitors may develop technologies and products that are more effective or less costly than our current or future product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2001 and for the first three months of 2002 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense.

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

Otsuka Collaboration

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

Item 3 Defaults upon Senior Securities

     None

Item 4 Submission of Matters to a Vote of Security Holders

     None

Item 5 Other Information

     None

Item 6 Exhibits and Reports on Form 8-K

1.	January 2, 2002 a Form 8-K was filed with regard to the Company’s adoption of a Preferred Stockholder’s Rights Agreement.

2.	January 2, 2002 a Form 8-K was filed with regard to the Company’s entering into a (i) License Agreement, (ii) Supply Agreement, (iii) Securities Purchase Agreement and (iv) Registration Rights Agreement with Otsuka Pharmaceutical Co., Ltd.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on this 15th day of May 2002.

ISTA Pharmaceuticals, Inc. (Registrant) /s/ J. C. MacRae J. C. MacRae Executive Vice President, Chief Operating Officer and Chief Financial Officer