Form 10-Q
period 2002-06-30
ISTA PHARMACEUTICALS INC
filed 2002-08-14
CIK 930553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OR 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File Number: 333-34120

ISTA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0511729 (IRS Employer Identification No.)

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

[X]   Yes    [   ]   No

     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of July 31, 2002 was 16,892,636.

		Page No
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3

	Condensed Consolidated Balance Sheets — December 31, 2001 and June 30, 2002 (unaudited)	3

	Condensed Consolidated Statements of Operations (unaudited) — Three and Six Month Periods Ended June 30, 2002 and 2001 and for the Period from February 13, 1992 (inception) to June 30, 2002	4

	Condensed Consolidated Statements of Cash Flows (unaudited) — Six Month Periods Ended June 30, 2002 and 2001 and for the Period from February 13, 1992 (inception) to June 30, 2002	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3	Quantitative and Qualitative Disclosure about Market Risk	16

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 2	Change in Securities and Use of Proceeds	17

Item 3	Defaults upon Senior Securities	18

Item 4	Submission of Matters to a Vote of Security Holders	18

Item 5	Other Information	18

Item 6	Exhibits and Reports on Form 8-K	18

	Signatures	19

	Index to Exhibits	20

PART I  FINANCIAL INFORMATION

Item 1 Financial Statements

ISTA Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,336	$12,348
Short-term investments	4,003	3,254
Advance payments — clinical trials	40	40
Other current assets	254	451

Total current assets	5,633	16,093
Property and equipment, net	949	819
Deposits and other assets	44	44

Total Assets	$6,626	$16,956

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,024	$891
Accrued compensation and related expenses	305	799
Accrued expenses — clinical trials	496	770
Other accrued expenses	776	1,554

Total current liabilities	3,601	4,014
Deferred rent	17	2
Deferred income	4,860	5,000
Stockholders’ (deficit) equity:
Common stock, $.001 par value; 100,000,000 shares authorized at June 30, 2002 and December 31, 2001; 16,857,325 and 15,598,840 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	17	16
Additional paid in capital	111,102	111,026
Deferred compensation	(2,209)	(3,643)
Accumulated other comprehensive income	(37)	(22)
Deficit accumulated during the development stage	(110,725)	(99,437)

Total stockholders’ (deficit) equity	(1,852)	7,940

Total Liabilities and Stockholders’ (Deficit) Equity	$6,626	$16,956

ISTA Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

					From the Period
					From
					February 13,
					1992
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		Through
					June 30,
	2002	2001	2002	2001	2002

Revenue	$70	$0	$140	$0	$140
Operating expenses:
Research and development	4,470	3,643	7,392	7,572	66,104
General and administrative	2,249	1,659	4,166	3,154	27,695

Total operating expenses	6,719	5,302	11,558	10,726	93,799

Loss from operations	(6,649)	(5,302)	(11,418)	(10,726)	(93,659)
Interest income	43	383	130	647	2,544
Interest expense	0	(25)	0	(25)	(320)

Net loss	(6,606)	(4,944)	(11,288)	(10,104)	(91,435)
Deemed dividend for preferred stockholders	—	—	—	—	(19,245)

Net loss attributable to common stockholders	$(6,606)	$(4,944)	$(11,288)	$(10,104)	$(110,680)

Net loss per common share, basic and diluted	$(0.39)	$(0.32)	$(0.68)	$(0.65)

Shares used in computing net loss per common share, basic and diluted	16,813	15,554	16,718	15,499

ISTA Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

			For the Period
			From
			February 13,
	Six Months Ended		1992 (Inception)
	June 30,		Through
			June 30,
	2002	2001	2002

Operating Activities
Net loss attributable to common stockholders	$(11,288)	$(10,104)	$(110,680)
Deemed dividend for preferred stockholders	—	—	19,245
Adjustments to reconcile net loss attributable to common Stockholders to net cash used in operating activities:
Amortization of deferred compensation	1,304	792	7,715
Common stock issued for services	99	—	212
Forgiveness of note receivable	—	—	162
Depreciation and amortization	168	177	1,497
Changes in operating assets and liabilities:
Advanced payments — clinical trials and other current assets	197	377	(294)
Note receivable from officer	—	(5)	(162)
Accounts payable	1,133	379	2,024
Accrued compensation and related expenses	(494)	(251)	305
Accrued expenses — clinical trials and other accrued expenses	(1,052)	(505)	1,396
Deferred rent	15	(8)	17
Deferred income	(140)	—	4,860
License fee received from Visionex	—	—	5,000

Net cash used in operating activities	(10,058)	(9,148)	(68,703)

Investing Activities
Purchase of marketable investment securities	(11,026)	(9,351)	(43,180)
Sale of marketable investment securities	10,258	17,129	39,168
Purchase of equipment	(298)	(135)	(2,438)
Deposits and other assets	—	72	(44)
Proceeds from refinancing under capital leases	—	—	827
Cash acquired from Visionex transaction	—	—	4,403

Net cash (used in) provided by investing activities	(1,066)	7,715	(1,264)

Financing Activities
Payments on obligation under capital lease	—	(15)	(827)
Proceeds from exercise of stock options	107	78	667
Proceeds from exercise of warrants	—	—	41
Proceeds from bridge loans with related parties	—	—	5,047
Payments on bridge loans with related parties	—	—	(3,755)
Proceeds from issuance of preferred stock	—	—	34,215
Repurchase of preferred stock	—	—	(56)
Proceeds from issuance of common stock	—	25	36,007

Net cash provided by financing activities	107	88	71,339
Effect of exchange rate changes on cash	5	(14)	(36)

(Decrease) increase in cash and cash equivalents	(11,012)	(1,359)	1,336
Cash and cash equivalents at beginning of period	12,348	8,772	—

Cash and cash equivalents at end of period	$1,336	$7,413	$1,336

ISTA Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2002

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

     As of June 30, 2002, we had approximately $5.3 million in cash and short-term investments. The Company incurred a net loss of $11.3 million for the six months ended June 30, 2002 and had an accumulated deficit of $110.7 million at June 30, 2002. The ability of the Company to continue as a going concern is dependent upon its ability to obtain additional capital and achieve profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to rely on outside sources of financing to meet its capital needs for the fourth quarter and beyond. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, we will be required to scale back our research and development programs and general and administrative activities and we may not be able to continue in business. The Company has engaged an investment bank in order to try and raise additional funding. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Revenue Recognition

     We recognize revenue consistent with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless the amounts received are creditable against royalties or we have ongoing performance obligations. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

     In December 2001, we began a collaboration with Otsuka Pharmaceutical Co., Ltd. under which Otsuka will be responsible for all clinical development, regulatory approvals, sales and marketing activities for Vitrase in Japan. Our principal sources of revenue from this collaboration and the commercialization of Vitrase will be the license fee received in December 2001 and amortized over the Company’s continuing involvement with Otsuka, milestone payments and product sales received from Otsuka. Under the terms of the collaboration, we are responsible for the manufacture of Vitrase and supplying all of Otsuka’s requirements for Vitrase.

4. Comprehensive Income (Loss)

     Statement of Financial Accounting Standard (“SFAS”) No. 130, Reporting Comprehensive Income, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the six month period ended June 30, 2002 and 2001 was $11,325,000 and $10,126,000, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains(losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

5. Net Loss Per Share

     In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options, outstanding during the period. Such common equivalent shares have not been included in the Company’s computation of net loss per share as their effect would be anti-dilutive.

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

Overview

     ISTA was founded to discover, develop and market new remedies for diseases and conditions of the eye. Our product development efforts are focused on using highly purified formulations of the enzyme hyaluronidase to treat diseases and conditions such as vitreous hemorrhage, diabetic retinopathy and corneal opacification. Our lead product candidate, Vitrase, is a proprietary drug for the treatment of vitreous hemorrhage and diabetic retinopathy.

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

     In March 2002, we announced the preliminary results for our Phase III clinical studies of Vitrase. The data from the two Phase III studies did not show a statistically significant improvement in the primary (surrogate) endpoint. However, further analysis has shown that for the 55 IU dose of Vitrase in both studies, there was a clinically meaningful and statistically significant decrease in the density of vitreous hemorrhage and a statistically significant difference in the proportion of patients with an improvement in best-corrected visual acuity at one and two months, which extended to the three-month post-treatment visit in the study conducted outside North America. Based on these improvements in visual function and our review and discussions with the FDA regarding the data from the two studies, we plan to submit the clinical section and the chemistry, manufacturing and controls section of the New Drug Application (NDA) for Vitrase by the end of the third quarter of 2002. Furthermore, we plan to submit the final component of the Vitrase NDA, concerning manufacturing validation, in the first quarter of 2003.

     On May 9, 2002 we acquired substantially all of the assets of AcSentient, Inc. The assets include United States marketing rights for a new formulation of timolol, timolol-LA, a beta-blocking agent for treating glaucoma. AcSentient previously acquired rights to timolol-LA from Senju Pharmaceutical Co., Ltd. (Japan). We believe that Senju will be submitting the NDA for timolol-LA early in the fourth quarter of 2002, which will include data from a recently conducted U.S.-based, multi-center Phase III clinical trial. The assets acquired from AcSentient also include United States product rights to bromfenac, a topical non-steroidal anti-inflammatory compound for the treatment of ocular inflammations, and worldwide marketing rights for Caprogel®, a novel compound for the treatment of hyphema, or bleeding into the front of the eye. AcSentient previously acquired rights to these compounds from Senju and the Eastern Virginia School of Medicine, respectively. Under the terms of the transaction, we have assumed payment and other obligations and responsibility for final development of bromfenac and Caprogel. We anticipate initiating a Phase III study of bromfenac in the United States in the first half of 2003. We believe that data from this Phase III study, combined with preclinical and clinical study data from trials previously conducted in Japan, will be sufficient for us to submit an NDA for bromfenac in late 2003. Furthermore, we intend to initiate a Phase III study of Caprogel in the first half of 2003. We believe that this Phase III study, in combination with a Phase III study of Caprogel previously completed in the United States, will support our preparation and submission of an NDA towards the end of 2003. We anticipate incurring additional research and development expenses in connection with the final development of bromfenac and Caprogel, and if these compounds are approved for sale in the United States, we expect to incur significant marketing and sales expenses. In addition, we will also be responsible for certain milestone payments to a third party in connection with the marketing approval in the United States for these compounds.

     We currently have no products available for sale. We have incurred losses since our inception and had an accumulated deficit through June 30, 2002 of $110.7 million. Our losses have resulted primarily from research and development activities, including clinical trials, related general and administrative expenses and a deemed dividend for preferred stockholders. We expect to continue to incur operating losses for the foreseeable future as we continue our research and development and clinical testing activities, and seek regulatory approval for our product candidates.

Results of Operations

Three Months Ended June 30, 2002 and 2001

     Revenue. Revenue of $70,000 for the three months ended June 30, 2002 reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka in connection with the license for Vitrase in Japan.

     Research and development expenses. Research and development expenses were $4.5 million for the three months ended June 30, 2002 compared to $3.6 million for the three months ended June 30, 2001. The increase in research and development expenses was primarily attributable to the costs (including payment and other obligations) associated with the Company’s acquisition from AcSentient of certain rights to timolol-LA, Caprogel, and bromfenac in May 2002.

     General and administrative expenses. General and administrative expenses were $2.2 million for the three months ended June 30, 2002 compared to $1.7 million for the three months ended June 30, 2001. The increase in general and administrative expenses was primarily attributable to an increase in the amortization of non-cash, stock based compensation expense and higher corporate operating expenses.

     Interest income. Interest income was $43,000 for the three months ended June 30, 2002 compared to $383,000 for the three months ended June 30, 2001. The decrease in interest income was attributable to higher cash balances for the second quarter of 2001 compared to the second quarter of 2002.

Six Months Ended June 30, 2002 and 2001

     Revenue. Revenue of $140,000 for the six months ended June 30, 2002 reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka in connection with the license for Vitrase in Japan.

     Research and development expenses. Research and development expenses were $7.4 million for the six months ended June 30, 2002 compared to $7.6 million for the six months ended June 30, 2001. The decrease in research and development expenses was primarily attributable to decreases in expenses associated with two Phase III clinical trials of Vitrase for the treatment of severe vitreous hemorrhage, offset against the costs (including payment and other obligations) associated with the Company’s acquisition from AcSentient of certain rights to timolol-LA, Caprogel, and bromfenac in May 2002.

     General and administrative expenses. General and administrative expenses were $4.2 million for the six months ended June 30, 2002 compared to $3.2 million for the six months ended June 30, 2001. The increase in general and administrative expenses was primarily attributable to an increase in the amortization of non-cash, stock based compensation expense and higher corporate operating expenses.

     Interest income. Interest income was $130,000 for the six months ended June 30, 2002 compared to $647,000 for the six months ended June 30, 2001. The decrease in interest income was attributable to higher cash balances during the first six months of 2001 compared to the first six months of 2002.

Liquidity and Capital Resources

     As of June 30, 2002, we had approximately $5.3 million in cash and short-term investments.

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

     For the six months ended June 30, 2002, we used $10.1 million of cash for operations principally as a result of the net loss of $11.3 million partially offset by non-cash compensation expense of approximately $1.3 million. We used approximately $9.1 million of cash for operations in the six months ended June 30, 2001.

     For the six months ended June 30, 2002, we used $1.1 million of cash for investing activities, primarily for the purchase of marketable investment securities. For the six months ended June 30, 2001, $7.7 million was provided by investing activities, primarily from the sale of marketable securities.

     Net cash provided by financing activities totaled $107,000 for the six months ended June 30, 2002 compared to $88,000 for the six months ended June 30, 2001. These activities primarily involved the exercise of stock options.

     As of June 30, 2002, the Company had an accumulated deficit of $110.7 million. The Company has operated at a loss since inception and expects this to continue for some time. The amount of the accumulated deficit will continue to grow if we are able to continue our clinical, research and development efforts for our product candidates. We need to raise additional funding in order to continue our clinical, research and development efforts, and if these activities are successful and we receive FDA approval to market these products, additional funding will be required to market and sell these products.

     At the time of this filing, we believe that our cash on hand will be sufficient to fund our operations and capital expenditure needs for approximately the next month. We have engaged an investment bank in order to try and raise additional funding. There can be no assurance that we will be able to raise additional funds on terms favorable to us or to our stockholders, or at all. Our failure to raise sufficient funds will require us to eliminate some or all of our product development efforts and significantly limit our ability to operate as a going concern. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

Factors that May Effect Results of Operations and Financial Condition.

We have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.

     We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. As of June 30, 2002, our accumulated deficit was $110.7 million, including a net loss of $22.5 million for the year ended December 31, 2001 and a net loss of approximately $11.3 million for the six months ended June 30, 2002. We have not generated any revenue from product sales to date, and we may never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur operating losses for the foreseeable future and, due to expenses associated with our acquisition of product rights from AcSentient and the currently anticipated increase in research and development expenses in 2002 over the levels previously planned, we now anticipate that our cash in hand will be sufficient to fund our operations and capital expenditure needs for approximately the next month from the time of filing. We may never achieve profitable operations.

If we cannot raise additional capital on acceptable terms, we will need to significantly curtail our operations and we may not be able to continue as a going concern.

     At the time of this filing, we believe that our cash on hand will be sufficient to fund our operations and capital expenditure needs for approximately the next month. We have engaged an investment bank in order to raise additional funding. There can be no assurance that we will be able to raise additional funds on terms favorable to us or to our stockholders, or at all. Our failure to raise sufficient funds will require us to eliminate some or all of our product development efforts and significantly limit our ability to operate as a going concern.

Due to the preliminary results of our Phase III clinical trials for Vitrase, we may terminate the development of Vitrase for severe vitreous hemorrhage.

     In March 2002, we announced the preliminary efficacy and safety results for our two Phase III clinical studies of Vitrase. The data from these two studies did not show a statistically significant improvement in the primary (surrogate) endpoint. However, further analysis has shown that for the 55 IU dose of Vitrase, in both studies, there was a clinically meaningful and statistically significant decrease in the density of vitreous hemorrhage and a statistically significant difference in the proportion of patients with an improvement in best-corrected visual acuity at one and two months, which extended to the three-month post-treatment visit in the study conducted outside of North America. Based on these improvements in visual function and our review and discussions with the FDA regarding the data from the two studies, we plan to submit the clinical section and the chemistry, manufacturing and controls section of the NDA for Vitrase by the end of the third quarter of 2002. Furthermore, we plan to submit the final component of the Vitrase NDA, concerning manufacturing validation, in the first quarter of 2003. The FDA’s review of the NDA for Vitrase may result in a requirement that we conduct additional Phase III clinical studies to support regulatory approval. Additional Phase III clinical studies will require us to raise additional capital, which we may not be able to raise on favorable terms, or at all. Even if we raise additional funds and conduct additional clinical trials, we cannot assure you that the results will support the filing or regulatory approval of an NDA, and we may decide to terminate our efforts to develop Vitrase if the results of any additional clinical studies do not justify the costs involved. If we terminate development of Vitrase, we will be dependent on the development of our other product candidates and our ability to successfully acquire other products and technologies.

If we are not able to complete clinical trials for bromfenac or Caprogel successfully or our clinical trials are delayed, we may not be able to market these products.

     In connection with our acquisition of substantially all of the assets of AcSentient, we acquired United States product rights to bromfenac and worldwide marketing rights for Caprogel. Phase I, Phase II and Phase III clinical trials of bromfenac have already been completed in Japan. We anticipate initiating a single Phase III study of bromfenac in the United States in the first half of 2003, and when that is successfully completed, submitting an NDA in late 2003. Phase II and Phase III clinical trials of Caprogel have been completed and we intend to initiate one additional Phase III study of Caprogel in the first half of 2003. When that Phase III study is completed, we believe that we will have the necessary support to prepare and submit an NDA for Caprogel towards the end of 2003. However, the FDA may require us to conduct additional clinical trials with respect to bromfenac or Caprogel prior to filing NDAs for those products. We may not be able to raise additional capital in order to conduct necessary clinical trials and there is a possibility that the results of any clinical trials conducted by us for bromfenac or Caprogel may not support regulatory approval.

We may be delisted on the Nasdaq National Market.

On June 28, 2002, we received a notice from the Nasdaq National Market that our common stock had failed to maintain the required minimum closing bid price of $1.00 set forth in Marketplace Rule 4450(a)(5) for a period of 30 consecutive trading days. As a result, Nasdaq provided us 90 calendar days, or until September 26, 2002, to regain compliance with this requirement or face delisting from trading on Nasdaq. On August 1, 2002, we were also informed by Nasdaq that we do not currently qualify under the new minimum $10,000,000 stockholders’ equity standard and we have until November 1, 2002 to achieve compliance with this requirement.

If our common stock were to be delisted from the Nasdaq National Market, trading in our common stock would decrease substantially, or cease altogether, the market price of the common stock may decline further, potentially to zero, and our stockholders may lose some or all of their investment. Furthermore, delisting of our common stock from the Nasdaq National Market would inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all.

If regulatory approval for the new formulation of timolol is unsuccessful or delayed, we may not be able to market the product.

     In connection with our acquisition of substantially all of the assets of AcSentient, we also acquired the United States marketing rights for timolol-LA. We depend on Senju for obtaining regulatory approval for timolol-LA. We believe that Senju will be submitting the NDA for timolol-LA early in the fourth quarter of 2002, which will include data from a recently conducted U.S.-based, multi-center Phase III clinical trial and previous pre-clinical trials and other clinical trials. However, the FDA may require Senju to conduct additional clinical trials prior to filing an NDA. The amount of time and resources Senju dedicates to obtaining regulatory approval of timolol-LA is not within our control.

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

     We have entered into a master services agreement with a new contract manufacturer, SP Pharmaceuticals, for the manufacture of commercial quantities of Vitrase. To date, we needed Vitrase only for clinical trials. Before any new contract manufacturer can produce commercial quantities of Vitrase, if applied, we must demonstrate to the FDA’s satisfaction that the new source of Vitrase is substantially equivalent to the supply of the drug used in our clinical trials. Such demonstration may include the requirement to conduct additional clinical trials. In addition, the manufacturing facilities of all of our contract manufacturers must comply with current Good Manufacturing Practice regulations, which the FDA strictly enforces. Furthermore, the facilities of the contract manufacturer must undergo and pass pre-approval inspection by the FDA before any of our products can be approved for manufacture. We cannot assure you that SP Pharmaceuticals will be able to develop processes necessary to produce substantially equivalent product or that regulatory authorities will this new manufacturer. Failure to develop necessary production processes or receive regulatory approval could delay or stop our efforts to develop and commercialize Vitrase.

Our strategic partners may not perform their duties under our agreements, in which case our ability to commercialize Vitrase may be significantly impaired.

     We have entered into collaborations with both Allergan, Inc. and Otsuka Pharmaceutical Co., Ltd. for Vitrase. If we obtain regulatory approval for Vitrase in the United States and Europe, we will be dependent on Allergan for the commercialization of Vitrase in the United States and Europe. We will depend on Otsuka for obtaining regulatory approval of Vitrase in Japan, and if such approval is obtained, we will be dependent upon Otsuka for the commercialization of Vitrase in Japan. The amount and timing of resources Allergan and Otsuka dedicate to our collaborations is not within our control. Accordingly, any breach or termination of our agreements by Allergan or Otsuka could delay or stop the commercialization of Vitrase. For various reasons, including our preliminary results of our two Phase III clinical trials of Vitrase for the treatment of severe vitreous hemorrhage, our strategic partners may change their strategic focus, terminate our agreements, pursue alternative technologies or develop competing products. Unfavorable developments in our relationship with our strategic partners could have a significant adverse effect on us and our stock price.

If we have problems with Biozyme, our product development and commercialization efforts could be delayed or stopped.

     We have a supply agreement with Biozyme Laboratories Limited pursuant to which Biozyme supplies our contract manufacturer with all of our ovine hyaluronidase requirements for use in our clinical trials. Biozyme is currently our only source for highly purified hyaluronidase, which is extracted from sheep in New Zealand.

Difficulties in our relationship with Biozyme could limit our ability to provide sufficient quantities of our products for clinical trials and commercial sales.

The outbreak of foot-and-mouth disease in Europe and elsewhere may significantly interrupt the supply of the active pharmaceutical ingredient for our products.

     The active pharmaceutical ingredient in our product candidates is hyaluronidase, which is extracted from sheep in New Zealand. Biozyme, the company that processes hyaluronidase for us, is located in Wales and ships hyaluronidase to our manufacturer, SP Pharmaceuticals, in Albuquerque, New Mexico, approximately twice per month for formulation and filling of dose specific vials. The export of each shipment of hyaluronidase from the United Kingdom (UK) requires that the Ministry of Agriculture, Fisheries and Food (MAFF) issue an export permit. The MAFF has never denied the issuance of an export permit for any shipment of hyaluronidase to ISTA. To permit the importation of hyaluronidase in to the United States, we are required to secure an annual import permit from the United States Department of Agriculture (USDA). The USDA has never denied the issuance of an annual import permit to ISTA.

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

     Our ability to earn sufficient returns on our products will depend in part on the extent to which reimbursement for our products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations.

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

Our stock price is subject to significant volatility.

     Our stock price has been and may continue to be subject to significant volatility. The following factors, in addition to other risk factors described in this section, may cause the market price of our common stock to fall:

•	competitors announcing technological innovations or new commercial products

•	developments concerning proprietary rights, including patents

•	competitors publicity regarding actual or potential products underdevelopment

•	regulatory developments in the United States and foreign countries

•	period-to-period fluctuations in our financial results

•	litigation

•	economic and other external factors, including disasters and other crises

     We participate in a highly dynamic industry, which often results in significant volatility in the market price of our common stock irrespective of company performance. Fluctuations in the price of our common stock may be exacerbated by conditions in the healthcare and technology industry segments or conditions in the financial markets generally.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2001 and for the first six months of 2002 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense.

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

AcSentient, Inc. Asset Purchase

     In May 2002, we acquired substantially all of the assets of AcSentient, Inc. for $290,000 in cash and the issuance of 100,000 shares of common stock. We also agreed to issue an additional 200,000 shares of common stock over time and upon the achievement of certain milestones.

     The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The recipient of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationship with ISTA, to information about us.

Item 3 Defaults upon Senior Securities

     None

Item 4 Submission of Matters to a Vote of Security Holders

     Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on May 29, 2002.

     Proposal No. 1: The stockholders elected one Class II director to serve for a term of three years expiring upon the 2005 Annual Meeting of Stockholders or until his successor has been duly elected and qualified.

Director's Name	Votes For	Votes Withheld

Vicente Anido, Jr., Ph.D.	10,523,667	859,752

     Proposal No. 2: The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ended December 31, 2002 (with 11,320,581 affirmative votes, 59,688 votes against, 3,150 votes abstaining, and no broker non — votes).

Item 5 Other Information

     None

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits See Exhibit Index

(b)	Reports on Form 8-K

1.	May 6, 2002 a Form 8-K was filed with regard to the Company’s entering into an Asset Purchase and Sale Agreement with AcSentient, Inc.

2.	June 11, 2002 a Form 8-K was filed with regard to the Company’s engagement of an investment bank and intention, subject to market conditions, to raise approximately $30 million through an offering of shares of its common stock to accredited investors.

3.	June 26, 2002 a Form 8-K/A was filed with regard to the filing of a Form 8-K on May 6, 2002 for the Asset Purchase and Sale Agreement with AcSentient, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on this 14th day of August 2002.

ISTA Pharmaceuticals, Inc.

(Registrant)

/s/ Vicente Anido, Jr., Ph.D. Vicente Anido, Jr., Ph.D. President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Form of Change of Control Severance Agreement with certain officers
10.2	Form of Change of Control Severance Agreement with certain officers
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002