Form 10-Q
period 2002-09-30
ISTA PHARMACEUTICALS INC
filed 2002-11-14
CIK 930553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________

Commission File Number: 000-31255

ISTA PHARMACEUTICALS, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0511729 (IRS Employer Identification No.)

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

     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of October 31, 2002 was 17,092,636.

		Page No

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Condensed Consolidated Balance Sheets — December 31, 2001 and September 30, 2002 (unaudited)	3
	Condensed Consolidated Statements of Operations (unaudited) — Three and Nine Month Periods Ended September 30, 2002 and 2001 and for the Period from February 13, 1992 (inception) to September 30, 2002	4
	Condensed Consolidated Statements of Cash Flows (unaudited) — Nine Month Periods Ended September 30, 2002 and 2001 and for the Period from February 13, 1992 (inception) to September 30, 2002	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosure about Market Risk	16

Item 4	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 2	Change in Securities and Use of Proceeds	17

Item 3	Defaults upon Senior Securities	18

Item 4	Submission of Matters to a Vote of Security Holders	18

Item 5	Other Information	19

Item 6	Exhibits and Reports on Form 8-K	19

	Signatures	20

	Index to Exhibits	23

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

ISTA Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,145	$12,348
Short-term investments	—	3,254
Advance payments — clinical trials	40	40
Other current assets	1,374	451

Total current assets	5,559	16,093
Property and equipment, net	896	819
Deposits and other assets	44	44

Total Assets	$6,499	$16,956

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,891	$891
Accrued compensation and related expenses	142	799
Accrued expenses — clinical trials	669	770
Other accrued expenses	1,887	1,554
Note payable to stockholders, net	3,642	—

Total current liabilities	8,231	4,014
Deferred rent	5	2
Deferred income	4,792	5,000
Stockholders’ (deficit) equity:
Common stock, $.001 par value; 100,000,000 shares authorized at September 30, 2002 and December 31, 2001; 16,892,636 and 15,598,840 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	17	16
Additional paid in capital	111,561	111,026
Deferred compensation	(1,764)	(3,643)
Accumulated other comprehensive income	(37)	(22)
Deficit accumulated during the development stage	(116,306)	(99,437)

Total stockholders’ (deficit) equity	(6,529)	7,940

Total Liabilities and Stockholders’ (Deficit) Equity	$6,499	$16,956

ISTA Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

					From the Period
					From
					February 13,
					1992
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,

	2002	2001	2002	2001	2002

Revenue	$68	$0	$208	$0	$208
Operating expenses:
Research and development	3,872	3,929	11,264	11,501	69,976
General and administrative	1,736	1,364	5,902	4,518	29,431

Total operating expenses	5,608	5,293	17,166	16,019	99,407

Loss from operations	(5,540)	(5,293)	(16,958)	(16,019)	(99,199)
Interest income	14	131	144	778	2,558
Interest expense	(55)	0	(55)	(25)	(375)

Net loss	(5,581)	(5,162)	(16,869)	(15,266)	(97,016)
Deemed dividend for preferred stockholders	—	—	—	—	(19,245)

Net loss attributable to common stockholders	$(5,581)	$(5,162)	$(16,869)	$(15,266)	$(116,261)

Net loss per common share, basic and diluted	$(0.33)	$(0.33)	$(1.01)	$(0.98)

Shares used in computing net loss per common share, basic and diluted	16,893	15,599	16,777	15,533

ISTA Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

			For the Period
			From
			February 13,
	Nine Months Ended		1992 (Inception)
	September 30,		Through
			September 30,
	2002	2001	2002

Operating Activities
Net loss attributable to common stockholders	$(16,869)	$(15,266)	$(116,261)
Deemed dividend for preferred stockholders	—	—	19,245
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Amortization of deferred compensation	1,772	1,078	8,183
Amortization of financing costs	53	—	53
Common stock issued for services	99	—	212
Forgiveness of note receivable	—	—	162
Depreciation and amortization	252	263	1,581
Changes in operating assets and liabilities:
Advanced payments — clinical trials and other current assets	5	439	(486)
Note receivable from officer	—	(8)	(162)
Accounts payable	1,001	(8)	1,892
Accrued compensation and related expenses	(657)	(98)	142
Accrued expenses — clinical trials and other accrued expenses	(696)	(126)	1,752
Deferred rent	3	(12)	5
Deferred income	(210)	—	4,790
License fee received from Visionex	—	—	5,000

Net cash used in operating activities	(15,247)	(13,738)	(73,892)

Investing Activities
Purchase of marketable investment securities	(11,026)	(12,346)	(43,180)
Sale of marketable investment securities	14,270	24,129	43,180
Purchase of equipment	(323)	(154)	(2,463)
Deposits and other assets	—	72	(44)
Proceeds from refinancing under capital leases	—	—	827
Cash acquired from Visionex transaction	—	—	4,403

Net cash provided by investing activities	2,921	11,701	2,723

Financing Activities
Payments on obligation under capital lease	—	(15)	(827)
Proceeds from exercise of stock options	119	78	679
Proceeds from exercise of warrants	—	—	41
Proceeds from bridge loans with related parties	4,000	—	9,047
Payments on bridge loans with related parties	—	—	(3,755)
Proceeds from issuance of preferred stock	—	—	34,215
Repurchase of preferred stock	—	—	(56)
Proceeds from issuance of common stock	—	25	36,007

Net cash provided by financing activities	4,119	88	75,351
Effect of exchange rate changes on cash	4	(6)	(37)

(Decrease) Increase in Cash and Cash Equivalents	(8,203)	(1,955)	4,145
Cash and cash equivalents at beginning of period	12,348	8,772	—

Cash and Cash Equivalents At End of Period	$4,145	$6,817	$4,145

ISTA Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2002

1. The Company

     ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market novel therapeutics for diseases and conditions of the eye. The Company reincorporated in Delaware on August 4, 2000.

     ISTA’s initial product development efforts were focused on using highly purified formulations of the enzyme hyaluronidase to treat diseases and conditions of the eye such as vitreous hemorrhage and diabetic retinopathy. Today, ISTA is continuing with product development activities for these conditions and is also developing proprietary therapeutic products to treat hyphemia, glaucoma, ocular pain and inflammation. Our lead product candidate, Vitrase®, which has completed two Phase III clinical trials, is a proprietary drug for the treatment of vitreous hemorrhage. ISTA’s goal is to become a fully integrated specialty pharmaceutical company by acquiring complementary products, either already marketed or in development. The Company has not commenced commercial operations and is considered to be in the development stage.

     The financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

     As of September 30, 2002, we had approximately $4.1 million in cash and short-term investments. The Company incurred a net loss of $16.9 million for the nine months ended September 30, 2002 and had an accumulated deficit of $116.3 million at September 30, 2002. The ability of the Company to continue as a going concern is dependent upon its ability to obtain additional capital and achieve profitable operations. The Company will continue to rely on outside sources of financing to meet its capital needs for the fourth quarter and beyond. There can be no assurance, assuming the Company raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, we will be required to scale back our research and development programs and general and administrative activities and we may not be able to continue in business. The condensed consolidated financial statements contained in this Form 10-Q do not include any adjustments to the specific amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

     On September 19, 2002 ISTA secured a commitment to provide $40 million in equity from investors. The Company also secured a bridge loan of $4 million, which is convertible into common stock at the option of the investors. The terms and conditions of these financing arrangements, along with other proposals, were approved by ISTA stockholders at a special meeting of stockholders held on November 11, 2002. ISTA anticipates consummating the $40 million in equity financing in November 2002, subject to satisfying certain conditions.

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

4. Comprehensive Income (Loss)

     Statement of Financial Accounting Standard (“SFAS”) No. 130, Reporting Comprehensive Income, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the nine month period ended September 30, 2002 and 2001 was $16,906,000 and $15,262,000, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains(losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

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

6. Note Payable to Stockholders

     On September 19, 2002, the Company entered into a common stock and warrant purchase agreement with a group of investors led by the Sprout Group, Sanderling Venture Partners and Investor Growth Capital Limited. On that same date, we also secured a bridge loan of $4 million from these same investors.

     Under the terms of the common stock and warrant purchase agreement, the investors agreed to purchase $40 million of ISTA common stock (or 10,526,306 shares, after giving effect to a 10-for-1 reverse stock split which went into effect as of November 13, 2002) and receive warrants to purchase an additional $6 million of ISTA common stock (or 1,578,946 shares after giving effect to the reverse stock split). This reverse stock split has not been reflected in the share or per share data in the financial statements. The per share price of the common stock and the exercise price of the warrants is $3.80 (after giving effect to the reverse stock split). This represents a 31% premium over $0.29, the proportionally unadjusted closing price of ISTA common stock on September 18, 2002, the last trading day prior to the announcement of the transaction. We anticipate consummating this private equity transaction in November 2002, subject to satisfying certain conditions.

     Under the terms of a note and warrant purchase agreement (bridge loan) the investors agreed to purchase $4 million in senior secured convertible promissory notes and receive warrants to purchase $1 million of ISTA common stock. The promissory notes mature on December 31, 2002, bear interest at an annual rate of 8%, and are secured by substantially all of the Company’s personal and intellectual property. The $4 million principal amount and accrued interest under the promissory notes is convertible for shares of ISTA common stock at the per share rate of $3.80 (after giving effect to the reverse stock split). The warrants are immediately exercisable at a per share price of $3.80 (after giving effect to the reverse stock split). The proceeds of the bridge financing will be used to fund clinical trials and general corporate activities.

7.  Commitments and Contingencies

         The Company is subject to routine claims and litigation incidental to its business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on the operating results or financial position of the Company.

Visionex

         During the quarter ended September 30, 2002, the Company completed the planned wind down of the operations of Visionex Pte, Ltd. (Visionex), its wholly owned subsidiary located in Singapore, following the completion of the Phase II clinical trials of Vitrase that were conducted in Singapore.

         At the time of the initial funding of Visionex, ISTA entered into a distribution agreement which granted Visionex the exclusive right to market, sell and distribute ISTA's Vitrase and corneaplasty products throughout Southeast Asia, except Japan and Korea (the Territory), in exchange for a license fee of $5 million. Under Singapore tax law, Visionex was subject to a 15% withholding tax on outbound licensing fees. However, in 1998, the Company applied for and was granted a waiver of the withholding tax from the Economic Development Board (EDB) in Singapore related to the $5 million license fee paid to ISTA subject to various conditions, including a commitment that Visionex would implement a proposed project to expand its business activities in Singapore to the benefit of the local economy. As a result of the delays in the growth of the Visionex operations, and the subsequent wind down of the Visionex operations, ISTA has continued to have discussions with the EDB related to its commitment to implement its original business plan for Visionex, or a comparable plan, within two years after the approval of Visionex drugs in the Territory.

         Based upon the Company's most recent negotiations with the EDB and management's assessment of its obligations with the EDB, management does not believe that it will be required to pay any withholding tax or related obligations in connection with the license fee and, accordingly, no accruals have been made to the Company's financial statements for the nine months ended September 30, 2002 related to these matters.

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

Overview

     ISTA is focused on saving and improving eyesight by developing proprietary therapeutic products. Our product candidates and programs address serious diseases and conditions of the eye such as vitreous hemorrhage, diabetic retinopathy, hyphemia, glaucoma, ocular pain and inflammation. Building on this pipeline, ISTA’s goal is to become a fully integrated specialty pharmaceutical company by acquiring complementary products, either already marketed or in development.

     In March 2000, we completed the acquisition of Visionex, a Singapore corporation, which had been conducting a Phase II clinical trial of Vitrase in Singapore. Visionex was a related party through common ownership by some of our stockholders. During the third quarter of 2002, we completed the planned wind down of Visionex operations following completion of the Phase II clinical trials of Vitrase that were conducted in Singapore. See Note 7. Commitments and Contingencies for further discussion.

     In March 2000, we began a collaboration with Allergan, Inc., under which Allergan will be responsible for the marketing, sale and distribution of Vitrase in the United States and all international markets, except Mexico until April 2004 and Japan. We will be dependent on the success of Allergan in commercializing Vitrase in these markets. Our principal sources of revenue, if any, from this collaboration and the commercialization of Vitrase will be milestone, royalty and profit sharing payments received from Allergan. Under the terms of the collaboration, we are responsible for the manufacture of Vitrase and for supplying all of Allergan’s requirements for Vitrase. If we are successful in obtaining regulatory approval for Vitrase, and Allergan achieves significant sales of the product, our aggregate manufacturing costs will increase.

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

     In December 2001, we announced our strategic plan to transition from a development organization to a fully-integrated, specialty pharmaceutical company with a primary focus on ophthalmology by acquiring complementary products, either already marketed or in development.

     In March 2002, we announced the preliminary results for our Phase III clinical studies of Vitrase. The data from the two Phase III studies did not show a statistically significant improvement in the primary (surrogate) endpoint. However, further analysis has shown that for the 55 IU dose of Vitrase in both studies, there was a clinically meaningful and statistically significant decrease in the density of vitreous hemorrhage and a statistically significant difference in the proportion of patients with an improvement in best-corrected visual acuity at one and two months, which extended to the three-month post-treatment visit in the study conducted outside North America. Based on these improvements in visual function and our review and discussions with the FDA regarding the data from the two studies, submitted the chemistry, manufacturing and controls section and the clinical section of the New Drug Application (NDA) for Vitrase to the FDA in October 2002. Furthermore, we plan to submit the final component of the Vitrase NDA, concerning manufacturing validation, in the first quarter of 2003.

     In May 2002, we acquired substantially all of the assets of AcSentient, Inc. The assets include United States marketing rights for a new formulation of timolol, which ISTA has named ISTALOL, a beta-blocking agent for treating glaucoma. AcSentient previously acquired rights to this compound from Senju Pharmaceutical Co., Ltd. (Japan). Senju submitted an NDA for ISTALOL to the FDA on September 27, 2002. The NDA included data from pre-clinical studies conducted in Japan combined with data from a Phase I clinical study conducted in the United States and a multi-center Phase III clinical study recently completed in the United States. The assets acquired from AcSentient also include United States product rights to bromfenac, a topical non-steroidal anti-inflammatory compound for the treatment of ocular inflammations, and worldwide marketing rights for Caprogel®, a novel compound for the treatment of hyphemia, or bleeding into the front of the eye. AcSentient previously acquired the rights to these two compounds from Senju and the Eastern Virginia School of Medicine, respectively. Under the terms of the transaction, we have assumed payment and other obligations and responsibility for final development of bromfenac and Caprogel. We anticipate initiating a Phase III study of bromfenac in the United States in the first half of 2003. We believe that data from this Phase III study, combined with preclinical and clinical study data from trials previously conducted in Japan, will be sufficient for us to submit an NDA for bromfenac in late 2003. We also intend to initiate a Phase III study of Caprogel in the first half of 2003. We believe that this Phase III study, in combination with a Phase III study of Caprogel previously completed in the United States, will support our preparation and submission of an NDA towards the end of 2003. We anticipate incurring additional research and development expenses in connection with the final development of bromfenac and Caprogel, and if these compounds are approved for sale in the United States, we expect to incur significant marketing and sales expenses. In addition, we will also be responsible for certain milestone payments to a third party in connection with the marketing approval in the United States for these compounds.

     We currently have no products available for sale. We have incurred losses since our inception and had an accumulated deficit through September 30, 2002 of $116.3 million. Our losses have resulted primarily from research and development activities, including clinical trials, related general and administrative expenses and a deemed dividend for preferred stockholders. We expect to continue to incur operating losses for the foreseeable future as we continue our research and development and clinical testing activities, and seek regulatory approval for our product candidates.

Results of Operations

Three Months Ended September 30, 2002 and 2001

     Revenue. Revenue of $68,000 for the three months ended September 30, 2002 reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka in connection with the license for Vitrase in Japan.

     Research and development expenses. Research and development expenses for the three months ended September 30, 2002 were $3.9 million, and were flat compared to the three months ended September 30, 2001.

     General and administrative expenses. General and administrative expenses were $1.7 million for the three months ended September 30, 2002 compared to $1.4 million for the three months ended September 30, 2001. The increase in general and administrative expenses was primarily attributable to additional staffing and corporate operating expenses and an increase in the amortization of non-cash, stock based compensation expense.

     Interest income. Interest income was $14,000 for the three months ended September 30, 2002 compared to $131,000 for the three months ended September 30, 2001. The decrease in interest income was attributable to higher cash balances for the third quarter of 2001 compared to the third quarter of 2002.

     Interest expense. Interest expense was $55,000 for the three months ended September 30, 2002 compared to $0 for the three months ended September 30, 2001. The increase in interest expense was attributable to the amortization of the debt discount associated with the warrants issued to investors in conjunction with a $4.0 million bridge loan to the Company in September 2002.

Nine Months Ended September 30, 2002 and 2001

     Revenue. Revenue of $208,000 for the nine months ended September 30, 2002 reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka in connection with the license for Vitrase in Japan.

     Research and development expenses. Research and development expenses were $11.3 million for the nine months ended September 30, 2002 compared to $11.5 million for the nine months ended September 30, 2001. The $11.3 million year-to-date amount in 2002 includes the costs, including payment and other obligations totaling $1.7 million, associated with the Company’s acquisition from AcSentient of certain rights to three late development stage patented ophthalmology compounds in May 2002. Excluding the costs relating to the acquisition, spending levels for research and development activities decreased by $1.9 million during the first nine months of 2002, compared to the same period of 2001. This is primarily attributable to lower expenses associated with development of Vitrase for vitreous hemorrhage in 2002 as compared to 2001.

     General and administrative expenses. General and administrative expenses were $5.9 million for the nine months ended September 30, 2002 compared to $4.5 million for the nine months ended September 30, 2001. The increase in general and administrative expenses was primarily attributable to additional staffing and corporate operating expenses and an increase in the amortization of non-cash, stock based compensation expense.

     Interest income. Interest income was $144,000 for the nine months ended September 30, 2002 compared to $778,000 for the nine months ended September 30, 2001. The decrease in interest income was attributable to higher cash balances during the first nine months of 2001 compared to the first nine months of 2002.

     Interest expense. Interest expense was $55,000 for the nine months ended September 30, 2002 compared to $25,000 for the nine months ended September 30, 2001. The increase in interest expense was attributable to the amortization of the debt discount associated with the warrants issued to investors in conjunction with a $4.0 million bridge loan to the Company in September 2002.

Liquidity and Capital Resources

     As of September 30, 2002, we had approximately $4.1 million in cash and short-term investments.

     We have financed our operations since inception primarily through private sales of our preferred stock and sale of our common stock in our initial public offering. We received net proceeds of $10.0 million from the private sale of preferred stock in March 2000, $31.7 million from our initial public offering in August 2000, $4.0 million from the private sale of common stock in December 2001, $5.0 million from a license fee payment in December 2001 and $4.0 million from the issuance of promissory notes in September 2002.

     For the nine months ended September 30, 2002, we used $15.2 million of cash for operations principally as a result of the net loss of $16.9 million partially offset by non-cash compensation expense of approximately $1.8 million. We used approximately $13.7 million of cash for operations in the nine months ended September 30, 2001.

     For the nine months ended September 30, 2002, $2.9 was provided by investing activities, primarily from the sale of marketable securities. For the nine months ended September 30, 2001, $11.7 million was provided by investing activities, primarily from the sale of marketable securities.

     Net cash provided by financing activities totaled $4.1 million for the nine months ended September 30, 2002 primarily from the issuance of $4.0 million of senior secured convertible promissory notes issued in September 2002 under the terms of a bridge loan from various investors.

     As of September 30, 2002, the Company had an accumulated deficit of $116.3 million. The Company has operated at a loss since inception and expects this to continue for some time. The amount of the accumulated deficit will continue to grow as we continue clinical, research and development efforts for our product candidates. We need to raise additional funding in order to continue our clinical, research and development efforts, and if these activities are successful and we receive FDA approval to market these products, additional funding may be required to market and sell these products.

     On September 19, 2002, the Company secured a commitment, subject to the satisfaction of certain conditions including stockholder approval, to provide $40 million in equity from various investors. ISTA stockholders approved the $40 million financing plan and the conversion of the $4 million bridge loan to common stock at the option of the investors at a special meeting of stockholders held on November 11, 2002. The Company expects to consummate this private equity financing in November 2002 upon satisfaction of certain remaining conditions.

Factors that May Effect Results of Operations and Financial Condition.

We have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.

     We have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. As of September 30, 2002, our accumulated deficit was $116.3 million, including a net loss of $22.5 million for the year ended December 31, 2001 and a net loss of approximately $16.9 million for the nine months ended September 30, 2002. We have not generated any revenue from product sales to date, and we may never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur operating losses for the foreseeable future and we may never achieve profitable operations.

Due to the preliminary results of our Phase III clinical trials for Vitrase, we may terminate the development of Vitrase for severe vitreous hemorrhage.

     In March 2002, we announced the preliminary efficacy and safety results for our two Phase III clinical studies of Vitrase. The data from these two studies did not show a statistically significant improvement in the primary (surrogate) endpoint. However, further analysis has shown that for the 55 IU dose of Vitrase, in both studies, there was a clinically meaningful and statistically significant decrease in the density of vitreous hemorrhage and a statistically significant difference in the proportion of patients with an improvement in best-corrected visual acuity at one and two months, which extended to the three-month post-treatment visit in the study conducted outside of North America. Based on these improvements in visual function and our review and discussions with the FDA regarding the data from the two studies, we submitted the chemistry, manufacturing and controls section and the clinical section of the NDA for Vitrase to the FDA in October 2002. Furthermore, we plan to submit the final component of the Vitrase NDA, concerning manufacturing validation, in the first quarter of 2003.

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

     On September 27, 2002, we received a notice from Nasdaq that our common stock would be delisted from the Nasdaq National Market because we had failed to maintain the required minimum closing bid price of $1.00 set forth in Marketplace Rule 4450(a)(5) for a period of 30 consecutive trading days. We appealed the delisting determination, and the delisting action has been stayed pending the outcome of our appeal. A hearing on the appeal has been scheduled for November 14, 2002. We anticipate that our appeal will be successful because our stockholders and board of directors recently approved a 10-for-1 reverse stock split of our common stock, which will be effective as of 4:01 p.m. EST, November 13, 2002. This reverse stock split has not been reflected in the share or per share data in the financial statements. We expect that this reverse stock split will enable us to maintain a minimum closing bid price of $1.00 for a period of at least 10 consecutive trading days as required to regain compliance with Marketplace Rule 4450(a)(5). We also expect that this reverse stock split will keep the minimum closing bid price of our common stock above $1.00 thereafter, at least in the very near term.

     However, our appeal may be denied, in which case our common stock will be delisted from the Nasdaq National Market. In addition, even if our appeal is successful, we anticipate that we will continue incurring expenses related to developing our products and obtaining regulatory approval for their commercialization, and there can be no assurance that we will be able to continue to maintain a sufficiently high minimum closing bid price on our common stock in the future. If our common stock were to be delisted from the Nasdaq National Market, trading in our common stock would decrease substantially, or cease altogether, the market price of the common stock may decline further, potentially to zero, and our stockholders may lose some or all of their investment. Furthermore, delisting of our common stock from the Nasdaq National Market would inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all.

If regulatory approval for ISTALOL is unsuccessful or delayed, we may not be able to market the product.

     In connection with our acquisition of substantially all of the assets of AcSentient, we acquired the United States marketing rights for a new formulation of timolol, which ISTA has named ISTALOL. We depend on Senju for obtaining regulatory approval for ISTALOL. Senju submitted an NDA for ISTALOL to the FDA on September 27, 2002. The NDA included data from pre-clinical studies conducted in Japan combined with data from a Phase I clinical study conducted in the United States and a multi-center Phase III clinical study recently completed in the United States. The FDA may require Senju to conduct additional clinical trials or provide additional information in connection with their review and possible approval of the NDA. There can be no assurance that ISTALOL will receive FDA approval.

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

     We have entered into a master services agreement with Cardinal Health, a new contract manufacturer for the manufacture of commercial quantities of Vitrase. To date, we needed Vitrase only for clinical trials. Before any new contract manufacturer can produce commercial quantities of Vitrase, if applied, we must demonstrate to the FDA’s satisfaction that the new source of Vitrase is substantially equivalent to the supply of the drug used in our clinical trials. Such demonstration may include the requirement to conduct additional clinical trials. In addition, the manufacturing facilities of all of our contract manufacturers must comply with current Good Manufacturing Practice regulations, which the FDA strictly enforces. Furthermore, the facilities of the contract manufacturer must undergo and pass pre-approval inspection by the FDA before any of our products can be approved for manufacture. We cannot assure you that Cardinal Health will be able to develop processes necessary to produce substantially equivalent product or that regulatory authorities will approve this new manufacturer. Failure to develop necessary production processes or receive regulatory approval could delay or stop our efforts to develop and commercialize Vitrase.

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

     The active pharmaceutical ingredient in our product candidates is hyaluronidase, which is extracted from sheep in New Zealand. Biozyme, the company that processes hyaluronidase for us, is located in Wales and ships hyaluronidase to our manufacturer, Cardinal Health, in Albuquerque, New Mexico, approximately twice per month for formulation and filling of dose specific vials. The export of each shipment of hyaluronidase from the United Kingdom (UK) requires that the Ministry of Agriculture, Fisheries and Food (MAFF) issue an export permit. The MAFF has never denied the issuance of an export permit for any shipment of hyaluronidase to ISTA. To permit the importation of hyaluronidase in to the United States, we are required to secure an annual import permit from the United States Department of Agriculture (USDA). The USDA has never denied the issuance of an annual import permit to ISTA.

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

We may be required to pay withholding tax in Singapore for license fees received from Visionex.

     Under Singapore tax law, Visionex, our wholly owned subsidiary located in Singapore, was subject to a 15% withholding tax on a $5 million license that it paid to us in connection with a license to market, sell and distribute our Vitrase and corneaplasty products in certain countries in Southeast Asia. This withholding tax was waived by the Economic Development Board, or EDB, of Singapore subject to various conditions, including a commitment that Visionex would implement a proposed project to expand its business activities in Singapore to the benefit of the local economy. Visionex operations were wound down in 2002, and the proposed project was never implemented. In an effort to maintain the waiver, we are conducting discussions with the EDB regarding our plans to implement an appropriate business plan for Visionex after the approval of Visionex drugs in parts of Southeast Asia. If we are required to pay this withholding tax, our financial condition will suffer.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2001 and for the first nine months of 2002 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense.

     We have operated primarily in the United States and have had no sales to date. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations. Visionex’s functional currency is the Singapore dollar and a portion of Visionex’s business is conducted in currencies other than the Singapore dollar. However, Visionex’s operations were wound down during the third quarter of 2002 and we currently have no plans to substantially increase Visionex’s activity. As a result, we do not expect our foreign currency translation gains or losses to be material. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

Item 4 Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. Within the 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us and our subsidiaries required to be included in our periodic SEC filings.

b)	Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

     The net proceeds from our initial public offering were primarily used to fund our clinical trials and preclinical research, with a particular focus on Vitrase for the treatment of severe vitreous hemorrhage, and for general corporate purposes, including working capital. We also used a portion of the net proceeds to acquire products complementary to our business. None of the net offering proceeds of ISTA have been or will be paid directly or indirectly to any director, officer, general partner of ISTA or their associates, persons owning more than 10% or more of any class of ISTA’s equity securities, or an affiliate of ISTA.

Otsuka Collaboration

     In December 2001, we completed the private placement of 845,665 shares of common stock at a price of $4.73 per share as part of our collaboration with Otsuka for the rights for Vitrase in Japan.

     The sale and issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationship with ISTA, to information about us.

AcSentient, Inc. Asset Purchase

     In May 2002, we acquired substantially all of the assets of AcSentient, Inc. for $290,000 in cash and the issuance of 100,000 shares of common stock. We also agreed to issue an additional 200,000 shares of common stock over time and upon the achievement of certain milestones. The additional 200,000 shares were issued in October 2002.

     The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationship with ISTA, to information about us.

$40 Million Private Equity Financing and $4 million Bridge Loan

     On September 19, 2002, the Company entered into a common stock and warrant purchase agreement with a group of investors led by the Sprout Group, Sanderling Venture Partners and Investor Growth Capital Limited. On that same date, we also secured a bridge loan of $4 million from these same investors.

     Under the terms of the common stock and warrant purchase agreement, the investors agreed to purchase $40 million of ISTA common stock (or 10,526,306 shares, after giving effect to a 10-for-1 reverse stock split which went into effect as of 4:01 p.m. EST, November 13, 2002) and receive warrants to purchase an additional $6 million of ISTA common stock (or 1,578,946 shares after giving effect to the reverse stock split). This reverse stock split has not been reflected in the share or per share data in the financial statements. The per share price of the common stock and the exercise price of the warrants is $3.80 (after giving effect to the reverse stock split). This represents a 31% premium over $0.29, the proportionally unadjusted closing price of ISTA common stock on September 18, 2002, the last trading day prior to the announcement of the transaction. We anticipate consummating this private equity transaction in November 2002, subject to satisfying certain conditions.

     Under the terms of a note and warrant purchase agreement (bridge loan) the investors agreed to purchase $4 million in senior secured convertible promissory notes and receive warrants to purchase $1 million of ISTA common stock. The promissory notes mature on December 31, 2002, bear interest at an annual rate of 8%, and are secured by substantially all of the Company’s personal and intellectual property. The $4 million principal amount and accrued interest under the promissory notes is convertible for shares of ISTA common stock at the per share rate of $3.80 (after giving effect to the reverse stock split). The warrants are immediately exercisable at a per share price of $3.80 (after giving effect to the reverse stock split). The proceeds of the bridge financing will be used to fund clinical trials and general corporate activities.

Item 3 Defaults upon Senior Securities

     None

Item 4 Submission of Matters to a Vote of Security Holders

     None

Item 5 Other Information

     None

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index

(b)	Reports on Form 8-K

1. On July 9, 2002, we filed a Form 8-K under Item 5, disclosing that we had entered into an agreement for the manufacture and production of commercial quantities of Vitrase.

2. On September 25, 2002, we filed a Form 8-K under Item 5, disclosing that we had consummated a bridge loan financing of $4 million and that we had also entered into an agreement for the private placement of $40 million of common stock, which would be consummated subject to satisfaction of various conditions, including receipt of stockholder approval to the transaction.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on this 14th day of November 2002.

ISTA PHARMACEUTICALS, INC

(Registrant)

/s/ VICENTE ANIDO, JR., PH.D

Vicente Anido, Jr., Ph.D. President and Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Vicente Anido, Jr., Ph.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ISTA Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the evaluation functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Vicente Anido, Jr., Ph.D.

Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David R. Waltz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ISTA Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the evaluation functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ David R. Waltz

David R. Waltz
Vice President, Finance

INDEX TO EXHIBITS

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer