Form 10-K
period 2002-12-31
ISTA PHARMACEUTICALS INC
filed 2003-03-07
CIK 930553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

     [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2002

or

     [  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

From the transition period from            to

Commission file number 000-31255

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
Common Stock, $.001 par value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

     As of June 28, 2002, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $11,525,000.

     As of February 18, 2003 there were 13,291,017 shares of Common Stock outstanding.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

i

PART I

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

Item 1: Business

Overview

     ISTA Pharmaceuticals, Inc. (the “Company” or “ISTA”) was founded to discover, develop and market new remedies for diseases and conditions of the eye. Some of the products that we are developing involve the use of highly purified formulations of hyaluronidase. Our lead ovine hyaluronidase-based product candidate, Vitrase®, is a proprietary drug we are developing for the treatment of vitreous hemorrhage and diabetic retinopathy. We are also developing products that are designed to treat glaucoma, hyphema, and ocular inflammation.

     In December 2001, we announced our strategic plan to transition from a development organization to a fully-integrated, specialty pharmaceutical company, with a primary focus on ophthalmology. We intend to execute this plan by continuing to advance products currently under development, and by acquiring complementary products, either already marketed or in late-stage development.

     In March 2002, we announced the preliminary results for our Phase III clinical studies of Vitrase® for the treatment of vitreous hemorrhage. The data from the two Phase III studies did not show a statistically significant improvement in the primary (surrogate) endpoint. However, further analysis has shown that for the 55 IU dose of Vitrase®, in both studies, there was a clinically meaningful and statistically significant decrease in the density of vitreous hemorrhage and a statistically significant difference in the proportion of patients with an improvement in best-corrected visual acuity at one and two months, which extended to the three-month post-treatment visit in the study conducted outside North America. Based on these improvements in visual function, and our review and discussions with the Food and Drug Administration (“FDA”) regarding the data from the two studies, we submitted the clinical section and the chemistry, manufacturing and controls (“CMC”) section of the New Drug Application (“NDA”) for Vitrase® for the treatment of vitreous hemorrhage in October 2002. The FDA accepted those sections of the Vitrase® NDA for review in December 2002, along with the pre-clinical pharmacology and toxicology section that was submitted in January 2002. We plan to submit the final component of the Vitrase® NDA for the treatment of vitreous hemorrhage, concerning manufacturing validation, in the first half of 2003. The FDA’s Dermatologic and Ophthalmic Drug Advisory Committee (the “FDA Advisory Committee”) has scheduled a meeting on March 17, 2003, to consider the Company’s NDA for Vitrase® for the treatment of vitreous hemorrhage.

     In May 2002, we acquired substantially all of the assets of AcSentient, Inc. The assets include United States marketing rights for a new formulation of timolol, which we have named ISTALOL™, a beta-blocking agent for treating glaucoma. AcSentient previously acquired rights to this compound from Senju Pharmaceutical Co., Ltd. Senju is headquartered in Osaka, Japan and has a diverse portfolio including ophthalmic, central nervous system, cardiovascular, circulatory, gastro-intestinal, respiratory, oncology and dermatological products. Senju submitted the NDA for ISTALOL™ to the FDA in September 2002. That NDA included data from pre-clinical studies conducted in Japan, combined with data from a Phase I clinical study conducted in the United States and a multi-center Phase III clinical study recently completed in the United States. The assets acquired from AcSentient also included United States product rights to bromfenac, a topical non-steroidal anti-inflammatory compound for the treatment of ocular inflammation, and worldwide marketing rights for Caprogel®, a novel compound for the treatment of hyphema, or bleeding into the front of the eye. AcSentient previously acquired the rights to these two compounds from Senju and the Eastern Virginia School of Medicine, respectively. Under the terms of the transaction, we have assumed payment and other obligations and responsibility for final development of bromfenac and Caprogel®.

     We anticipate initiating a Phase III study of bromfenac in the United States in the first half of 2003. We believe that data from this Phase III study, combined with preclinical and clinical study data from trials previously conducted in Japan, will be sufficient for us to submit an NDA for bromfenac in late 2003. We intend to initiate a Phase III study of Caprogel® in the second half of 2003. We believe that this Phase III study, in combination with a Phase III study of Caprogel® previously completed in the United States, will support our preparation and submission of an NDA in 2004. However, our timing for clinical development of Caprogel® may change based on our assessment, from time to time, of this product candidate's market potential, other product opportunities and our corporate priorities.

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

     On November 19, 2002, the Company consummated a private investment in public equity (or “PIPE”) transaction, involving a private placement of $40.0 million of its common stock and warrants exercisable for an additional $6.0 million of common stock. Investors in the PIPE transaction included persons and entities affiliated with The Sprout Group, Sanderling Venture Partners, Investor Growth Capital Limited, Gund Investment Corporation, KBL Healthcare, MDS Capital, and Ontario Teachers’ Pension Plan Board. In addition, $4.0 million of promissory notes previously issued to several of the same investors in ISTA’s September 2002 bridge financing were converted into shares of ISTA common stock concurrently with the consummation of the PIPE transaction. We believe this funding will enable us to execute on our plans to complete development work on our late-stage product candidates and introduce these products to the ophthalmic marketplace if they are approved by the FDA.

     We also took significant steps in 2002 to scale up ISTA’s manufacturing and marketing capabilities, in order to further enhance our ability to execute our strategic plan. We entered into two key manufacturing agreements for the supply of finished product from Cardinal Health and Bausch & Lomb Incorporated. We also added two senior management executives to bolster our operations and marketing capabilities: Thomas A. Mitro, Vice President, Sales and Marketing, and Kirk McMullin, Vice President, Operations.

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

[ANATOMY OF THE EYE DIAGRAM]

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

Hyaluronidase

     The term hyaluronidase describes a group of naturally occurring enzymes that can digest certain forms of carbohydrate molecules called proteoglycans. The primary role of hyaluronidase is to digest proteoglycans such as hyaluronan, hyaluronic acid and chondroitin sulphate, substances that are part of various connective tissues in the body, including connective tissues in the eye. Physicians have used bovine-derived hyaluronidase safely and extensively for over 50 years to enhance the absorption of drugs.

     In the eye, pharmacological applications of hyaluronidase exploit the properties of this enzyme to modify the structure of the eye for therapeutic purposes. In our development work, we have focused on applications of ovine-derived hyaluronidase to take advantage of its ability to digest proteoglycans to treat a variety of eye diseases and conditions, including vitreous hemorrhage, diabetic retinopathy and corneal opacification. For treatment of serious conditions of the eye, or ophthalmic indications, only highly purified and specially formulated ovine hyaluronidase can be used. Hyaluronidase that is less pure or formulated with preservatives has been shown to be dangerous to the eye and may cause blindness.

Product Development Programs

     We have five product candidates in clinical development. The following is a summary of our clinical product candidates:

Product	Indication	Development Status	Marketing Rights

Vitrase®	Vitreous hemorrhage	NDA Submission Accepted for Review	Allergan, Otsuka
Vitrase®	Diabetic retinopathy	Phase IIa	Allergan, Otsuka
ISTALOL™	Glaucoma	NDA Submission Accepted for Review	—
Bromfenac	Ocular pain and inflammation	Phase III	—
Caprogel®	Hyphema	Phase III	—

Vitrase®

     We are developing Vitrase®, a proprietary formulation of ovine hyaluronidase, for the treatment of vitreous hemorrhage and diabetic retinopathy. When injected into the vitreous humor, Vitrase® breaks down the proteoglycan matrix, causing the vitreous humor to liquefy. We believe that this also results in the separation of the vitreous humor from the retina and that, together, these effects are beneficial for the treatment of vitreous hemorrhage and diabetic retinopathy. Vitrase® is administered directly into the vitreous humor through a single-dose injection. The procedure is performed in several minutes in an ophthalmologist’s office and is virtually painless due to the application of a topical anesthetic.

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

     We believe that a substantial opportunity exists to establish Vitrase® as the initial therapy for a vitreous hemorrhage. Vitrase®, when injected into a blood-filled vitreous humor, promotes clearance by causing the vitreous humor to liquefy and the blood to settle to the bottom of the eye. Vitrase® also stimulates the cells responsible for engulfing and breaking down the blood, accelerating the reabsorption of the blood. This clears the path for light to reach the retina enabling the patient to regain vision. In addition, clearing the hemorrhage permits the retinal specialist to visualize, diagnose and treat the underlying cause of the vitreous hemorrhage.

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

     Market Opportunity. Based on market research that we commissioned in February 1999, we believe that approximately 450,000 cases of vitreous hemorrhage occur each year in the United States, a total of 400,000 cases occur each year in the five largest European markets and 190,000 cases occur each year in Japan. Approximately 60% of all of these cases are due to diabetic retinopathy, 15% are due to trauma and 25% are due to other factors. As a result of the natural history of the disease, we believe Vitrase®, if approved, is unlikely to be used in all cases of vitreous hemorrhage. As a result, we believe that approximately half of all cases are candidates for treatment using Vitrase®.

     Clinical/Regulatory Status. In October 1998, the FDA granted fast-track designation for Vitrase® for the treatment of vitreous hemorrhage. The FDA’s provision for “fast-track” designated drugs, such as Vitrase®, provides for early submission of completed sections of the NDA. In January 2002, as a part of our rolling NDA for Vitrase® for the treatment of vitreous hemorrhage, we submitted the pre-clinical pharmacology and toxicology section.

     We have completed two Phase III trials of Vitrase® for the treatment of vitreous hemorrhage. These trials were prospective, randomized, parallel, placebo-controlled and double-masked studies. We conducted one of the trials, our North American trial, in the United States, Mexico and Canada with an enrollment of 750 patients. We conducted the other trial in Europe, Brazil, Australia and South Africa with an enrollment of 556 patients. Patients enrolled in the studies will continue to be monitored in 2003.

     In both studies, we enrolled patients who had both a vitreous hemorrhage that had been present for at least one month and a Best Corrected Visual Acuity (“BCVA”) of less than 20/200 at initial screening. After enrollment, patients were randomly assigned to either a test group or a control group. Patients in the test group received either a 7.5 (North America only), 55 or 75 international unit, or IU, injection of Vitrase®. Patients in the control group received a saline injection. Treatment success in both studies was defined by the clearance of the vitreous hemorrhage sufficient to allow for the occurrence of any one of the following, which must have occurred within three months following treatment with Vitrase®:

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

     In March 2002, we announced the preliminary results for our Phase III clinical studies of Vitrase®. The data from the two Phase III studies did not show a statistically significant improvement in the primary (surrogate) endpoint. However, further analysis has shown that for the 55 IU dose of Vitrase®, in both studies, there was a clinically meaningful and statistically significant decrease in the density of vitreous hemorrhage and a statistically significant difference in the proportion of patients with an improvement in BCVA at one and two months, which extended to the three-month post-treatment visit in the study conducted outside North America. Based on these improvements in visual function and our review and discussions with the FDA regarding the data from the two studies, we submitted the clinical section and the CMC section of the Vitrase® NDA for the treatment of vitreous hemorrhage in October 2002. The FDA accepted those sections of the Vitrase® NDA for review in December 2002, along with the pre-clinical pharmacology and toxicology section that was submitted in January 2002. We plan to submit the final component of the Vitrase® NDA for the treatment of vitreous hemorrhage, concerning manufacturing validation, in the first half of 2003. The FDA Advisory Committee has scheduled a meeting on March 17, 2003, to consider the Company’s NDA for Vitrase® for the treatment of vitreous hemorrhage.

Diabetic Retinopathy

     Abnormal changes and/or damage to the blood vessels in the eye due to diabetes are known as diabetic retinopathy. Diabetic retinopathy is a progressive disease consisting of two stages, nonproliferative and proliferative. Nonproliferative diabetic retinopathy is the first stage of diabetic retinopathy and occurs when the retinal blood vessels swell and leak fluid and small amounts of blood into the eye. Under current practice, physicians do not generally treat patients at the nonproliferative stage of the disease because there is no effective treatment available. If untreated, nonproliferative diabetic retinopathy will likely progress into the more dangerous, proliferative stage of diabetic retinopathy. Proliferative diabetic retinopathy occurs when normal retinal blood vessels become obstructed and new, abnormal blood vessels begin to grow, or proliferate, on the surface of the retina or into the vitreous humor. The growth of these new, abnormal blood vessels creates a dangerous condition because they are weak and grow beyond the supporting structure of the retina. These blood vessels are prone to bleed and hemorrhage, and can lead to serious problems, including retinal tears and retinal detachment, both of which can severely impair vision and cause blindness. There is no cure for diabetic retinopathy.

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

     We believe that Vitrase® can treat diabetic retinopathy at the nonproliferative stage. Following injection into the vitreous humor, Vitrase® acts to separate the vitreous humor from the retina, thereby limiting growth of retinal blood vessels into the vitreous humor. We believe that Vitrase® achieves this by breaking down the proteoglycan component of the substance that binds the vitreous humor to the retina and by liquefying the vitreous humor. This process allows the vitreous humor to detach from the retina. Retinal specialists consider this detachment to be beneficial to diabetic retinopathy patients because it may delay the progression of the disease.

     Market Opportunity. Diabetes continues to be a major healthcare problem in the United States and is projected to continue growing rapidly in many regions outside the United States. Eye disease is commonly associated with diabetes, and the risk of blindness to individuals with diabetes is 25 times greater than in the general population. Of the nearly eight million individuals in the United States diagnosed with diabetes, four to six million have some form of diabetic retinopathy. The majority of individuals with diabetic retinopathy are in the nonproliferative stage of the disease. We believe that these people are potential candidates for treatment using Vitrase®.

     Clinical/Regulatory Status. We have completed a 60 patient pilot Phase IIa clinical trial in Mexico City to evaluate the safety and efficacy of a single-dose injection of Vitrase® to cause a detachment of the vitreous humor from the retina and the impact on slowing the progression of diabetic retinopathy over a one-year period. This trial was a prospective, randomized, placebo controlled, double masked study. Patients with nonproliferative diabetic retinopathy were randomly assigned to one of four groups; a control group who received a saline injection, a test group who received a 75 IU injection of Vitrase®, a test group who received a 0.3 ml injection of a gas called sulphur-hexafluroride or SF6, and a test group who received a 75 IU injection of Vitrase® and a 0.3 ml injection of SF6 at 4 weeks following Vitrase® injection if a complete detachment of the vitreous humor from the retina had not occurred.

     Interim study results at 16 weeks post-treatment demonstrated that complete detachment of the vitreous humor from the retina was documented in 60% of eyes treated with a single dose of Vitrase®. This is compared with only 6% of patients in the saline control group. In the study’s two additional treatment groups, detachment of the vitreous humor from the retina was documented in 53% of eyes treated with SF6 gas and in 50% of eyes treated with a combination of Vitrase® and SF6 gas.

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

     Although the study was not designed to demonstrate statistical significance for progression of diabetic retinopathy among study groups, evaluation of ETDRS retinopathy severity scores did highlight trends for slowing the progress of diabetic retinopathy. Of the 46 patients with fundus photographs that were analyzed and scored, 67% of patients treated with Vitrase® (10 of 15) had stable ETDRS scores, indicating no measurable progression of diabetic retinopathy over the one-year evaluation period. This compares to stable ETDRS scores for the one-year evaluation period of 38% of patients treated with saline (6 of 16); 40% of patients treated with SF6 gas (6 of 15) and 43% of patients treated with Vitrase® plus SF6 gas (6 of 14). Worsening of ETDRS scores, indicating a progression of diabetic retinopathy over the one-year evaluation period was seen in 13% of patients treated with Vitrase® (2 of 15); 38% of patients treated with saline (6 of 16); 20% of patients treated with SF6 gas (3 of 15) and 21% of patients treated with Vitrase® plus SF6 gas (3 of 14).

     The continued development of Vitrase® for the treatment of diabetic retinopathy will be dependent upon a number of factors including, among others, the FDA’s evaluation of the Vitrase® NDA for the treatment of vitreous hemorrhage, the successful completion of any additional clinical trials for the diabetic retinopathy indication and the continuing assessment of the market opportunity for this indication as compared to other product opportunities we may be pursuing at the time.

ISTALOL™

     ISTALOL™ is the Company’s once daily, topical solution of timolol, a beta-blocking agent for the treatment of glaucoma. The product was developed by Senju in Japan. In May 2002, as part of the AcSentient asset acquisition, ISTA acquired marketing rights for ISTALOL™ in the United States.

     Glaucoma is a disease that gradually reduces eyesight without warning and often without symptoms. Vision loss is caused by damage to the optic nerve. It was once thought that high intraocular pressure (“IOP”) was the main cause of this damage. It is now believed that other factors must also be involved since people with “normal” IOP can experience vision loss from glaucoma. Glaucoma is a chronic disease that must be treated for life. Currently, its causes are not well understood and there is no cure.

     The most common form of glaucoma, Primary Open Angle Glaucoma, affects about three million Americans. It happens when the eye’s drainage canals become clogged over time. The IOP rises because the correct amount of fluid cannot drain out of the eye. With open angle glaucoma, the entrances to the drainage canals are clear and should be working correctly. The clogging problem occurs inside the drainage canals. ISTALOL™ is a beta-blocker that improves drainage of aqueous humor from the eyeball.

     Market Opportunity. According to published reports, the United States pharmaceutical market for the treatment of glaucoma exceeds $1.1 billion per year. As such, ISTALOL™ represents an important opportunity for the Company, with potential for excellent market penetration within a few years after product launch.

     Clinical/Regulatory Status. Senju submitted an NDA for ISTALOL™ to the FDA in September 2002 and was accepted for review in November 2002. The NDA is based on data from a Phase I clinical study and a multi-center Phase III clinical trial conducted in the United States, as well as results from preclinical studies and Phase I and Phase II studies conducted in Japan.

     In the clinical trials, ISTALOL™ has shown efficacy and safety comparable to timolol maleate, which is the leading beta-blocker to treat glaucoma in the United States. Advantages of ISTALOL™ include enhanced corneal penetration and once-daily administration. Third party formulations of timolol currently on the market are twice-daily solutions or gel formulations, which are known to cause blurring of patients’ vision.

Bromfenac

     Bromfenac is a topical non-steroidal anti-inflammatory compound for the treatment of ocular inflammation. The product was developed by Senju in Japan. Senju launched bromfenac in Japan in 2000 and its rapid sales growth is principally due to its superior potency and twice-daily dosing regimen as compared to the requirement of four doses-per-day for most other anti-inflammatory products on the Japanese market. In May 2002, as part of our AcSentient asset acquisition, ISTA acquired marketing rights for bromfenac in the United States.

     Market Opportunity. Based on market research, the Company estimates the current global ophthalmic anti-inflammatory and allergies markets to be approximately $500 million and $630 million per year, respectively.

     Clinical/Regulatory Status. Phase I, Phase II and Phase III clinical studies of bromfenac have been completed in Japan and the product has been approved and was launched in 2000 in Japan. ISTA expects to initiate a Phase III study in the United States during the first half of 2003. Based on a successful completion of the Phase III study, ISTA expects to file a corresponding NDA to the FDA by the end of 2003.

Caprogel®

     Caprogel®, a topical gel form of amniocaproic acid, is a new compound for treating hyphema, which typically results from trauma to the eye. The product was initially licensed from the Eastern Virginia School of Medicine. In May 2002, as part of our AcSentient asset acquisition, ISTA acquired worldwide marketing rights for Caprogel®.

     Hyphema is a term used to describe bleeding in the anterior chamber, the space between the cornea and the iris, of the eye. It occurs when blood vessels in the iris bleed and leak into the clear aqueous fluid. Hyphemas are usually characterized by pooling of blood in the anterior chamber that may be visible to the naked eye. The red blood cells of very small hyphemas are visible only with magnification. Even the slightest amount of blood in the anterior chamber will cause decreased vision when mixed in the clear aqueous fluid.

     Some of the symptoms of hyphema are decreased vision, depending on the amount of blood in the eye, pool of blood in the anterior chamber and elevated intraocular pressure. A doctor will assess visual acuity, measure intraocular pressure and examine the eye with a split lamp microscope and ophthalmoscope.

     The treatment is dependent on the cause and severity of the hyphema. Frequently, the blood is reabsorbed over a period of days to weeks. During this time, the doctor will carefully monitor the intraocular pressure for signs of the blood preventing normal flow of the aqueous through the eye’s angle structures. If the eye pressure becomes elevated, eye drops may be prescribed to control it. The pupils are also evaluated to rule out damage to the iris.

     In some cases, a procedure is performed to irrigate the blood from the anterior chamber to prevent secondary complications such as glaucoma and bloodstains on the cornea.

     Market Opportunity. Based on review of publicly available disease related data, Hyphema is estimated to affect approximately 50,000 patients per year in the United States and currently there is no available pharmaceutical agent approved for its treatment.

     Clinical/Regulatory Status. Phase II and Phase III studies for Caprogel® were completed in the United States prior to ISTA acquiring the marketing rights to the product. ISTA expects to initiate an additional Phase III study in the United States in the second half of 2003. Based on a successful completion of the Phase III study, the Company expects to file an NDA with the FDA in 2004. However, our timing for clinical development of Caprogel® may change based on our assessment, from time to time, of this product candidate's market potential, other product opportunities and our corporate priorities. Caprogel® has received an orphan drug designation for the treatment of hyphema from the FDA, which may result in the Company receiving a seven-year market exclusivity privilege.

     We continually evaluate new opportunities for late-stage or currently marketed complementary product candidates and, if and when appropriate, intend to pursue such opportunities through further product acquisitions and related development activities. ISTA’s ability to execute on such opportunities in some circumstances will be dependant upon our ability to raise additional capital on commercially reasonable terms.

Collaboration With Allergan

     In March 2000, we began a collaboration with Allergan, Inc. with respect to the development and commercialization of Vitrase® worldwide (other than in Mexico until April 2004 and Japan) for certain ophthalmic uses, including a license agreement for the marketing, sale and distribution of Vitrase®, a supply agreement for Vitrase® and a stock purchase agreement for $10.0 million of our Series D preferred stock. Allergan is a leading provider of eye care and specialty pharmaceutical products throughout the world. A joint operating committee has been constituted and consists of an equal number of members from each company who will oversee development, regulatory and marketing activities with respect to Vitrase®, as more fully described below.

     Under the terms of our agreements with Allergan:

•	Development. We are responsible for all product development, preclinical studies and clinical trials in support of marketing approvals of Vitrase® for the treatment of vitreous hemorrhage in the United States and Europe. We are also responsible for all preclinical studies and clinical trials to demonstrate the safety and efficacy of Vitrase® for the treatment of diabetic retinopathy.

•	Regulatory Approvals. We are responsible for applying for and obtaining regulatory approval of Vitrase® in the United States and in the European Union. Allergan will be responsible for applying for and obtaining regulatory approvals of Vitrase® in markets outside the United States and the European Union where it deems appropriate, other than Mexico (until April 2004) and Japan.

•	Manufacturing. We are responsible for the manufacture of Vitrase® and, if approved, for supplying all of Allergan’s requirements for Vitrase® during the term of the license agreement.

•	Marketing. In the United States, Allergan will be responsible for the overall management of marketing, sale and distribution activities for Vitrase® through its established sales and marketing organization. Under the terms of the license agreement, we will employ medical specialists in the United States to assist in physician training and usage development. In all markets outside the United States, except Mexico and Japan, Allergan will be solely responsible for the marketing, sale and distribution of Vitrase®.

•	Milestone Payments. Allergan has agreed to pay us up to $35.0 million in milestone payments based on our achievement of specified regulatory and development objectives with respect to Vitrase® for the treatment of vitreous hemorrhage and diabetic retinopathy. To date, we have not earned any milestone payments from Allergan.

•	Profit Sharing and Royalties. In the United States, we will share profits on the sale of Vitrase® with Allergan on a 50/50 basis during the term of the license agreement. In all markets outside the United States, except Mexico (until April 2004) and Japan, we will receive a royalty on all sales of Vitrase® by Allergan.

•	Term and Termination. Allergan’s license to market, sell and distribute Vitrase® in the United States will expire ten full calendar years following the date of its first commercial sale, at which time all commercial rights for Vitrase® in the United States will revert to us. Allergan’s obligation to pay royalties will terminate on a country-by-country basis upon the latest of 10 full calendar years following the date of the first commercial sale in each particular country and the expiration date of the last-to-expire licensed patent relating to Vitrase® in that country. Allergan may terminate the license agreement at any time with three months notice to us. We may terminate the license agreement on a country-by-country basis in certain countries if Allergan fails to commercialize Vitrase® within 12 months of regulatory approval in that country.

•	Board of Director Representation and Visitation Rights. Allergan has the right to request that we nominate an Allergan representative to our Board of Directors. In the event that the Allergan nominee is not elected to the Board of Directors,

Allergan has certain visitation rights, which include the designation of an Allergan representative to attend and observe all of our Board of Director meetings.

Collaboration With Otsuka

     In December 2001, we began a collaboration with Otsuka Pharmaceutical Co., Ltd. with respect to the commercialization of Vitrase® in Japan for certain ophthalmic uses, including a license agreement for the clinical development, regulatory approval, marketing, sale and distribution of Vitrase®, a supply agreement for Vitrase® and a stock purchase agreement for $4.0 million of our common stock. Otsuka is part of the Otsuka Group, headquartered in Tokyo, Japan and has a diverse portfolio including ophthalmic, central nervous system, cardiovascular, circulatory, gastro-intestinal, respiratory, oncological and dermatological products.

     Under the terms of our agreements with Otsuka:

•	Clinical Development. Otsuka is responsible for all preclinical studies and clinical trials in support of marketing approval of Vitrase® for the treatment of vitreous hemorrhage in Japan. Otsuka is also responsible for all preclinical studies and clinical trials for regulatory approvals for additional indications including the treatment of diabetic retinopathy.

•	Regulatory Approvals. Otsuka is responsible for applying for and obtaining regulatory approval of Vitrase® in Japan. Otsuka will also be responsible for obtaining National Health Insurance pricing approval for Vitrase® from the Japanese Ministry of Health. We will be responsible for providing Otsuka with copies of preclinical and clinical data and study reports and other documents in connection with our regulatory filings for Vitrase® in the United States.

•	Manufacturing. We are responsible for the manufacture of Vitrase® and for the supply of all of Otsuka’s requirements for clinical trials in Japan. If approved, we will also be responsible for supplying all of Otsuka’s commercial product requirements for Vitrase® during the term of the license agreement.

•	Marketing. Otsuka will be responsible for the overall management of marketing, sales and distribution activities for Vitrase® in Japan through its established sales and marketing organization.

•	Milestone Payments. Otsuka paid us a non-refundable license fee as part of the license agreement. Otsuka has also agreed to pay us a milestone payment upon regulatory approval of Vitrase® for the treatment of vitreous hemorrhage in Japan.

•	Commercial Purchase of Vitrase®. Otsuka is required to purchase Vitrase® from us at a percentage of the annual National Health Insurance price as established for Vitrase® in Japan during the term of the license agreement, unless we are unable to supply Vitrase® to Otsuka. If we are unable to supply Vitrase® to Otsuka and Otsuka, or a third party, is required to manufacture Vitrase® to meet Otsuka’s supply requirements, we will only receive a royalty on sales of Vitrase® by Otsuka.

•	Term and Termination. Our agreements with Otsuka will terminate upon the latest of 15 full calendar years following the date of the first commercial sale of Vitrase® in Japan and the expiration date of the last-to-expire licensed patent relating to Vitrase® in Japan. Otsuka may terminate the agreements at any time with six months notice to us. We may terminate the agreements if Otsuka fails to submit an application for regulatory approval of Vitrase® in Japan within 12 months of completing all necessary clinical trials and the initial meeting with the Japanese Ministry of Health to review the clinical trial results.

Collaboration With Senju

     In May 2002, the Company expanded its late-stage product portfolio, acquiring three promising therapeutic products with ophthalmic applications from AcSentient. The acquired products were ISTALOL™ and bromfenac. As a result of this acquisition, we began a collaboration with Senju including individual license agreements for the commercialization of ISTALOL™ and bromfenac in the United States. These license agreements were originally executed between Senju and AcSentient. The full rights and obligations of AcSentient under both license agreements were transferred to ISTA as a part of the acquisition agreement between ISTA and AcSentient, with such transfer approved by Senju.

     Under the terms of our agreements with Senju:

•	Clinical Development. Senju is responsible for completing development activities for ISTALOL™. ISTA is responsible for completing development activities for bromfenac. We anticipate this will primarily involve a Phase III clinical trial for bromfenac in the United States.

•	Regulatory Approvals. Senju was responsible for preparing and submitting an NDA to the FDA for ISTALOL™. Senju submitted this NDA in September 2002, and the FDA accepted it for review in November 2002. ISTA is responsible for the preparation and submission of an NDA to the FDA for bromfenac following the successful conclusion of the Phase III clinical study. All follow-up activities with the FDA for both ISTALOL™ and bromfenac will be handled by ISTA.

•	Manufacturing. ISTA will be responsible for the manufacture of ISTALOL™ and bromfenac.

•	Marketing. ISTA will be responsible for the overall management of marketing, sales and distribution activities for ISTALOL™ and bromfenac in the United States.

•	Milestone Payments. ISTA will be required to pay to Senju certain non-refundable milestone payments relating to the development process and regulatory approval of both ISTALOL™ and bromfenac.

•	Term and Termination. The license agreements with Senju will terminate upon the last-to-expire licensed patent in the United States relating to ISTALOL™ and bromfenac, respectively.

Research and Development

     Since our inception, we have made substantial investments in research and development. During the years ended December 31, 2002, 2001 and 2000, we spent $14.8 million, $15.8 million and $16.2 million, respectively, on research and development activities. We plan to focus our near-term research and development efforts on the continued development of the products in our current development pipeline, which include Vitrase®, ISTALOL™, bromfenac and Caprogel®. Building on this pipeline, ISTA’s goal is to become a fully-integrated specialty pharmaceutical company by developing or acquiring complementary products, either already marketed or in late stage development. Some acquired products may require additional research and development activities prior to regulatory approval and commercialization.

Patents and Proprietary Rights

     Our success will depend in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our inventions. To date, we have filed six U.S. patent applications for Vitrase® technologies, two of which have been issued claiming uses of ovine hyaluronidase to clear vitreous hemorrhage, one of which is pending seeking to claim an additional use of ovine hyaluronidase to clear vitreous hemorrhage, and one of which is pending seeking to claim a use of ovine hyaluronidase to treat other vitreoretinal disorders. In addition, we have licensed one U.S. patent and the corresponding European patents for the treatment of certain ophthalmic conditions using enzymes, such as hyaluronidase derived from other sources.

     In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection of these trade secrets and proprietary know-how, in part, through confidentiality and proprietary information agreements. We make efforts to require our employees, directors, consultants and advisors, outside scientific collaborators and sponsored researchers, other advisors and other individuals and entities to execute confidentiality agreements upon the start of employment, consulting or other contractual relationships with us. These agreements provide that all confidential information developed or made known to the individual or entity during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and some other parties, the agreements provide that all inventions conceived by the individual will be our exclusive property. These agreements may not provide meaningful protection for or adequate remedies to protect our technology in the event of unauthorized use or disclosure of information. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, our competitors.

     We also file trademark applications to protect the names of our products. These applications may not mature to registration and may be challenged by third parties.

Competition

     The markets for therapies that treat diseases and conditions of the eye are subject to intense competition and technological change. Many companies, including major pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to ours. Such companies include Allergan, Inc., Alcon Laboratories, Inc., Bausch & Lomb Incorporated, CIBA Vision (a unit of Novartis AG), Pharmacia/Pfizer and Eli Lilly and Company. Many of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than ours. Many of these companies have significant experience in preclinical testing, clinical trials and other parts of the regulatory approval process.

     Should we be successful in acquiring or in-licensing currently marketed ophthalmic products, we will be subject to intense competition from major pharmaceutical companies who have extensive marketing and distribution organization and substantially greater financial resources than ours.

     We are not aware of any other drug candidates in clinical trials for the treatment of vitreous hemorrhage or hyphema. Eli Lilly and Company is currently conducting clinical trials for the use of a systemic drug to treat diabetic retinopathy, and several companies are working on drugs and systems to help control diabetes and the consequences of diabetes, including diabetic retinopathy. In addition, numerous companies are working on alternate therapies for ocular inflammation and glaucoma.

     Our success will depend, in part, on our ability to:

•	demonstrate the safety and efficacy of our products

•	obtain regulatory approval in a timely manner

•	demonstrate potential advantages over alternative treatment methods

•	effectively market and distribute our products, either through our collaborators or by establishing and enhancing our own resources in these areas

•	obtain reimbursement coverage from insurance companies and other third-party payers

•	demonstrate cost-effectiveness

•	obtain patent protection and effectively enforce our patent rights

Marketing and Sales

     Upon receipt of applicable regulatory approvals, we plan to market and distribute Vitrase® in the United States and all international markets, except Mexico (until April 2004) and Japan, through our collaboration with Allergan. We have a distribution agreement with Laboratories Sophia S.A. de C.V. providing for the marketing, sales and distribution of Vitrase® in Mexico until April 2004. We have an agreement with Otsuka providing for the development and commercialization of Vitrase® in Japan. In the United States, the primary target market for Vitrase® will initially be retinal specialists to whom most patients with vitreous hemorrhage are referred.

     We plan to market and distribute ISTALOL™, bromfenac and Caprogel® in the United States through our own resources. We will therefore need to establish our own sales, marketing and distribution capabilities. We will need to devote significant financial and management resources to develop such sales, marketing and distribution capabilities.

Third-party Reimbursement

     In the United States, physicians, hospitals and other healthcare providers that purchase pharmaceutical products generally rely on third-party payers, principally private health insurance plans and Medicare and, to a lesser extent, Medicaid, to reimburse all or part of the cost of the product and procedure for which the product is being used. We expect that patients with a vitreous hemorrhage who are candidates for Vitrase® treatment will include, primarily due to demographic factors, patients with health insurance coverage provided by Medicare and private insurers, including Medicare health maintenance organizations. Currently, a Medicare reimbursement code has been established for the intravitreal injection of a pharmaceutical agent, which, we believe, will be appropriate for physician billing for a Vitrase® injection. Hospitals and physicians are reimbursed separately for drugs. Typically, the Health Care Financing Administration, or HCFA, the governmental agency responsible for Medicare reimbursement policy, does not issue national coverage guidelines for individual drugs. Drug specific coverage policies are primarily developed by individual health insurance companies following Medicare’s criteria for drug coverage, which include, among other requirements, that the drug be FDA approved, be used in connection with a physician service and be medically reasonable for the treatment of an illness or injury. While reimbursement may be available under existing payment codes for miscellaneous injectable drugs, each Medicare health insurance provider reviews such reimbursement requests separately. Widespread and uniform reimbursement for our injectable drug products will require the establishment of a specific reimbursement code for the injectable drug, which is issued by HCFA following review of an application by the manufacturer. To support our applications for reimbursement coverage with Medicare and other major third-party payers, we intend to use data from clinical trials, including Phase III and Phase IV clinical trials, to demonstrate the clinical utility and potential economic benefits of using Vitrase® for the treatment of vitreous hemorrhage. The lack of satisfactory reimbursement for our drug products will limit their widespread use and lower potential product revenues.

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

     The FDA approval process for drugs includes:

•	preclinical studies

•	submission of an Investigational NDA for clinical trials

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product

•	submission of a NDA

•	review of the NDA

•	inspection of the facilities used in the manufacturing of the drug to assess compliance with the current Good Manufacturing Practices regulations

     The NDA includes comprehensive and complete descriptions of the preclinical testing, clinical trials, and the chemical, manufacturing and control requirements of a drug that enables the FDA to determine the drug’s safety and efficacy. An NDA must be submitted by us, and filed and approved by the FDA before any of our drugs can be marketed commercially in the United States.

     The FDA testing and approval process requires substantial time, effort and money. We cannot assure you that any approval will ever be granted.

     Preclinical studies include laboratory evaluation of the product, as well as animal studies to assess the potential safety and effectiveness of the product. These studies must be performed according to good laboratory practices. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the Investigational New Drug Application (“IND”). Clinical trials may begin 30 days after the IND is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. We cannot assure you that submission of an IND will result in authorization to commence clinical trials. Nor can we assure you that if clinical trials are approved, that data will result in marketing approval.

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

     The facilities, procedures, and operations of our contract manufacturers must be determined to be adequate by the FDA before approval of product manufacturing. Manufacturing facilities are subject to inspections by the FDA for compliance with current Good Manufacturing Practices (“cGMP”), licensing specifications, and other FDA regulations before and after an NDA has been approved. Foreign manufacturing facilities are also subject to periodic FDA inspections or inspections by foreign regulatory authorities. Among other things, the FDA may withhold approval of NDAs or other product applications of a facility if deficiencies are found at the facility. Vendors that supply us finished products or components used to manufacture, package and label products are subject to similar regulation and periodic inspections.

     Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of a FDA inspection and lists conditions the FDA investigators believe may violate cGMP or other FDA regulations. FDA guidelines specify that a Warning Letter be issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction maybe expected to result in an enforcement action.

     Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA ‘s review of NDAs, injunctions and criminal prosecution. Any of these actions could have a material adverse effect on us.

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

     In October 1998, the FDA granted our application for fast-track designation for Vitrase® for the treatment of vitreous hemorrhage. During 2002 we submitted three sections of the Vitrase® NDA as they were completed. The pre-clinical pharmacology and toxicology section was submitted in January 2002. The clinical section and the chemistry, manufacturing and controls (“CMC”) section were submitted in October 2002. We anticipate submitting the final section (concerning manufacturing validation) by the end of the first quarter of 2003. The FDA Advisory Committee will meet on March 17, 2003 to consider ISTA’s NDA for Vitrase® for the treatment of vitreous hemorrhage.

     One of our product candidates, Caprogel®, for the treatment of hyphema, has been designated by the FDA as an orphan drug. An orphan drug is defined in the 1984 amendments of the Orphan Drug Act as a drug intended to treat a condition affecting fewer than 200,000 persons in the United States. The Orphan Drug Act has numerous incentives including:

•	seven years of exclusive marketing upon FDA approval

•	tax credit for clinical research expense

•	grant support for investigation of rare disease treatments

•	user fee waiver

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

Manufacturing

     Ovine hyaluronidase, the active pharmaceutical ingredient used in Vitrase®, is sourced from ovine testes and processed in several stages to produce a highly purified raw material for formulation. We have a supply agreement with Biozyme Laboratories Limited (Biozyme) for cGMP-grade ovine hyaluronidase for use in ophthalmic applications. The ovine hyaluronidase is lyophilized, or freeze dried, by Biozyme and delivered to our contract manufacturer for formulation and filling of dose specific vials. Vitrase® is currently required to be stored under refrigerated conditions prior to its use. We have entered into an agreement with Cardinal Health (formerly SP Pharmaceuticals, Inc.) to manufacture commercial quantities of Vitrase®. Under the terms of the agreement, Cardinal Health Sterile Technologies, a member of Cardinal Health’s Pharmaceutical Technologies & Services group, will manufacture, package and perform certain manufacturing quality assurance and quality control tests on the product in accordance with specifications provided by us. Currently, Biozyme and Cardinal Health are our sole sources for ovine hyaluronidase and finished product, respectively. We are seeking additional manufacturing sources for these products.

     We have supply agreements with Bausch & Lomb Incorporated to manufacture commercial quantities of ISTALOL™ and bromfenac. Under the terms of the agreements, Bausch & Lomb will manufacture, package and perform certain manufacturing quality assurance and quality control tests on the two products in accordance with specifications provided by the Company. Currently, Bausch & Lomb is our sole source for ISTALOL™ and bromfenac. We are seeking additional manufacturing sources for these products.

Human Resources

     As of February 18, 2003, we had 39 full-time employees. Approximately 32 of our employees are involved in research and clinical development activities. Six of our employees hold Ph.D. or M.D. degrees and eight other employees hold other advanced degrees. Our employees do not have a collective bargaining agreement. We consider our relations with our employees to be good.

General Information

     We incorporated in California in February 1992 as Advanced Corneal Systems, Inc. In March 2000, we changed our name to ISTA Pharmaceuticals, Inc. and we reincorporated in Delaware in August 2000. Our corporate headquarters and principal research laboratories are located at 15279 Alton Parkway, Building 100, Irvine, California 92618, and our telephone number is (949) 788-6000. Vitrase®, ISTALOL™, Caprogel®, ISTA, ISTA Pharmaceuticals and the ISTA logo are our trademarks.

     We maintain an Internet website at www.istavision.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as reasonably practicable following the time they are filed with or furnished to the SEC.

RISK FACTORS

     In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects:

If we do not receive and maintain regulatory approvals for our product candidates, we or our marketing partners will not be able to commercialize our products, which would substantially impair our ability to generate revenues and materially harm our business and financial condition.

     None of our product candidates has received regulatory approval from the FDA. Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States. Many other countries including the major European countries and Japan have similar requirements.

     The NDA process is extensive, time-consuming and costly, and there is no guarantee that regulatory authorities will approve NDAs of any of our product candidates. We have submitted NDAs which are currently pending before the FDA for both Vitrase® and for ISTALOL™. Moreover, we depend on the assistance of Senju Pharmaceuticals for obtaining regulatory approval for ISTALOL™.

     For example, we recently announced that the FDA Advisory Committee plans to meet to consider the Company’s NDA for Vitrase® for the treatment of vitreous hemorrhage on March 17, 2003. FDA advisory committees provide independent opinions and recommendations to the FDA on applications to market new drugs. Advisory committees consist of medical professionals, scientists and researchers who are recognized as experts in their fields, as well as industry leaders, consumer representatives and patient representatives. The committees receive summary information about the applications and copies of the FDA’s review of the application documents. Based on this information, advisory committees may recommend approval or disapproval on a drug’s marketing application, or ask for additional information. Although committees provide recommendations to the FDA, and the FDA generally follows such committee’s recommendations, final decisions regarding a drug’s marketing application are made by the FDA. The recommendations of the Advisory Committee and the final decision by the FDA with regard to Vitrase® will have a dramatic impact on the Company’s future.

     Clinical testing of pharmaceutical products is also a long, expensive and uncertain process. Even if initial results of preclinical studies or clinical trial results are positive, we may obtain different results in later stages of drug development, including failure to show desired safety and efficacy. Our bromfenac and Caprogel® products are currently undergoing clinical trials.

     For example, our preliminary efficacy and safety results for our two Phase III clinical trials of Vitrase® for the treatment of vitreous hemorrhage, did not show a statistically significant improvement in the primary (surrogate) endpoint. However, the results did include statistically significant and clinically relevant improvements in other parameters such as Best Corrected Visual Acuity (“BCVA”) and a decrease of the density of the vitreous hemorrhage. The clinical trials of any of our product candidates could be unsuccessful, which would prevent us from obtaining regulatory approval and commercializing the product.

     FDA approval can be delayed, limited or not granted for many reasons, including, among others:

•	FDA officials may not find a product candidate safe or effective to merit an approval

•	FDA officials may not find that the data from preclinical testing and clinical trials justifies approval, or they may require additional studies that would make it commercially unattractive to continue pursuit of approval

•	the FDA might not approve our manufacturing processes or facilities, or the processes or facilities of our contract manufacturers or raw material suppliers

•	the FDA may change its approval policies or adopt new regulations

•	the FDA may approve a product candidate for indications that are narrow or under conditions that place our product at a competitive disadvantage, which may limit our sales and marketing activities or otherwise adversely impact the commercial potential of a product

     If the FDA does not approve our products on commercially viable terms or we terminate development of any of our products due to difficulties encountered in the regulatory approval process, it will have a material adverse impact on our business and we will be dependent on the development of our other product candidates and/or our ability to successfully acquire other products and technologies.

     In addition, we intend to market, and perhaps manufacture, our products in foreign countries. The process of obtaining approvals in foreign countries is subject to delay and failure for similar reasons.

If our product candidates are approved by the FDA but do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

     A number of factors may affect the market acceptance of Vitrase®, ISTALOL™, bromfenac, Caprogel® or any other products we develop or acquire in the future, including, among others:

•	the price of our products relative to other therapies for the same or similar treatments

•	the perception by patients, physicians and other members of the health care community of the effectiveness and safety of our products for their prescribed treatments

•	our ability to fund sales and marketing departments

•	the effectiveness of our sales and marketing efforts

     If our products do not gain market acceptance we may not be able to fund future operations, including the development or acquisition of new product candidates and/or our sales and marketing efforts for our approved products.

We have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.

     We have only a limited operating history upon which you can evaluate our business. We have never been profitable, and we might never become profitable. As of December 31, 2002, our accumulated deficit was $122.4 million, including a net loss of approximately $23.0 million for the year ended December 31, 2002. We have not generated any revenue from product sales to date, and we may never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years.

We may be unable to execute our strategic plan to transition to a fully-integrated specialty pharmaceutical company, which could have a material adverse impact on our business and financial condition.

     Our strategy to acquire or in-license ophthalmic pharmaceutical products, either currently marketed or in late-stage development, will be dependent upon a number of factors including identifying such acquisition opportunities, successfully negotiating favorable terms with third parties for the acquisition or licensing of such products and our ability to raise additional capital to facilitate the acquisition or licensing of such products. Furthermore, we have limited sales, marketing and distribution capabilities to support the marketing of any products, and we do not have experience in the manufacturing of any products in commercial quantities. In addition, if we acquire or in-license late-stage development products, our ability to successfully commercialize such products will also be dependent on our ability to successfully complete development of such products, including obtaining the necessary regulatory approvals. For example, ISTALOL™, bromfenac and Caprogel® are three product candidates which we have in-licensed that require our partner or us to successfully complete development of such products, including obtaining the necessary regulatory approvals.

     We may not be able to identify any product acquisition opportunities or be successful in negotiating favorable terms for any such product acquisitions. Should we be successful in acquiring or licensing any products, we will need to establish and enhance our sales, marketing, distribution and manufacturing capabilities, each of which will require substantial financial and management resources. Our failure to establish effective sales, marketing, distribution and manufacturing capabilities on a timely basis would adversely affect our ability to commercialize any acquired products. If we are unable to execute our strategic plan to transition to a fully-integrated specialty pharmaceutical company on a timely basis, our ability to generate revenues to support existing operations would be substantially impaired which would materially harm our business and financial condition.

If we have problems with our new contract manufacturer, our product development and commercialization efforts could be delayed or stopped.

     We have entered into a master services agreement with Cardinal Health, a new contract manufacturer for the manufacture of commercial quantities of Vitrase®. To date, we have needed Vitrase® only in amounts sufficient for clinical trials. Before any new contract manufacturer can produce commercial quantities of Vitrase®, we must demonstrate to the FDA’s satisfaction that the new source of Vitrase® is substantially equivalent to the supply of the drug used in our clinical trials. Such demonstration may include the requirement to conduct additional clinical trials. In addition, the manufacturing facilities of all of our contract manufacturers must comply with current Good Manufacturing Practice regulations, which the FDA strictly enforces. Moreover, the facilities of the contract manufacturer must undergo and pass pre-approval inspection by the FDA before any of our products can be approved for manufacture. We cannot assure you that Cardinal Health will be able to develop processes necessary to produce substantially equivalent product or that regulatory authorities will approve this new manufacturer. Failure to develop necessary production processes or receive regulatory approval could delay or stop our efforts to develop and commercialize Vitrase®.

Our strategic partners may not perform their duties under our agreements, in which case our ability to commercialize Vitrase® may be significantly impaired.

     We have entered into collaborations with both Allergan and Otsuka regarding Vitrase®. If we obtain regulatory approval for Vitrase® in the United States and Europe, we will be dependent on Allergan for the commercialization of Vitrase® in the United States and Europe. We will depend on Otsuka for obtaining regulatory approval of Vitrase® in Japan, and if such approval is obtained, we will be dependent upon Otsuka for the commercialization of Vitrase® in Japan. The amount and timing of resources Allergan and Otsuka dedicate to our collaborations is not within our control. Accordingly, any breach or termination of our agreements by Allergan or Otsuka could delay or stop the commercialization of Vitrase®. For various reasons, including the preliminary results of our two Phase III clinical trials of Vitrase® for the treatment of vitreous hemorrhage, our collaborative partners may change their strategic focus, terminate our agreements, pursue alternative technologies or develop competing products. Unfavorable developments in our relationship with our strategic partners could have a significant adverse effect on us and our financial condition.

If we have problems with our sole source suppliers, our product development and commercialization efforts for our product candidates could be delayed or stopped.

     Some materials used in the Company’s products are currently sourced from sole suppliers. For example, Biozyme is currently our only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase®. In addition, Vitrase®, ISTALOLTM and bromfenac are currently sourced from sole source suppliers. The Company has not established arrangements with additional suppliers for these ingredients or products. Difficulties in our relationship with our sole source suppliers or delays or interruptions in such suppliers’ supply of our requirements could limit our ability to provide sufficient quantities of our products, on a timely basis, for clinical trials and, if our products are approved, could limit commercial sales, which would have a material adverse effect on our business and financial condition. While we are currently pursuing additional sources for these products and materials, our success in establishing such additional supply arrangements cannot be assured.

Our outside suppliers and manufacturers are subject to regulation by the FDA and other agencies, and if they do not meet their commitments, we would have to find substitute suppliers or manufacturers, which could delay the supply of our products to market.

     Regulatory requirements applicable to pharmaceutical products make the substitution of suppliers and manufacturers costly and time consuming. We have no internal manufacturing capabilities and are, and expect to be, entirely dependent on contract manufacturers and suppliers for the manufacture of our products and for their active ingredients. The disqualification of these suppliers through their failure to comply with regulatory requirements could negatively impact our business because the delays and costs in obtaining and qualifying alternate suppliers (if such alternative suppliers are available, which we cannot assure) could delay clinical trials or otherwise inhibit our ability to bring approved products to market, which would have a material adverse affect on our business and financial condition.

We may be required to bring litigation to enforce our intellectual property rights, which may result in substantial expense.

     We rely on patents to protect our intellectual property rights. The strength of this protection, however, is uncertain. In particular, it is not certain that:

•	our patents and pending patent applications use technology that we invented first

•	we were the first to file patent applications for these inventions

•	others will not independently develop similar or alternative technologies or duplicate our technologies

•	any of our pending patent applications will result in issued patents

•	any patents issued to us will provide a basis for commercially viable products, will provide us with any competitive advantages, or will not face third party challenges or be the subject of further proceedings limiting their scope or enforceability

     We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. In addition, costly litigation could be necessary to protect our patent position. We also rely on trademarks to protect the names of our products. These trademarks may be challenged by others. If we enforce our trademarks against third parties, such enforcement proceedings may be expensive. We also rely on trade secrets, unpatented proprietary know-how and continuing technological innovation that we seek to protect with confidentiality agreements with employees, consultants and others with whom we discuss our business. Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of these agreements, and we might not be able to resolve these disputes in our favor.

     In addition to protecting our own intellectual property rights, third parties may assert patent, trademark or copyright infringement or other intellectual property claims against us based on what they believe are their own intellectual property rights. We may be required to pay substantial damages, including but not limited to treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s intellectual property rights. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from other business concerns. Further, we may be stopped from developing, manufacturing or selling our products until we obtain a license from the owner of the relevant technology or other intellectual property rights. If such a license is available at all, it may require us to pay substantial royalties or other fees.

If we do not receive third-party reimbursement, our products may not be accepted in the market.

     Our ability to earn sufficient returns on our products will depend in part on the extent to which reimbursement for our products and related treatments will be available from government health administration authorities, private health insurers, managed care organizations and other healthcare providers.

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

     We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors may include Allergan, Inc., Alcon Laboratories, Inc., Bausch & Lomb Incorporated, CIBA Vision (a unit of Novartis AG), Pharmacia/Pfizer and Eli Lilly and Company. These competitors may develop technologies and products that are more effective or less costly than our current or future product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

We are exposed to product liability claims, and insurance against these claims may not be available to us on reasonable terms.

     The coverage limits of our insurance policies may be inadequate to protect us from any liabilities we might incur in connection with clinical trials or the sale of our products. Product liability insurance is expensive and in the future may not be available on commercially acceptable terms, or at all. A successful claim or claims brought against us in excess of our insurance coverage could materially harm our business and financial condition.

We depend on our Chief Executive Officer, Vicente Anido, Jr., Ph.D., to execute our strategic plan to transition to a fully-integrated specialty pharmaceutical company.

     Our success largely depends on the skills, experience and efforts of our Chief Executive Officer, Vicente Anido, Jr., Ph.D. Dr. Anido may terminate his employment at any time. In addition, we do not maintain “key person” life insurance policies covering Dr. Anido. The loss of Dr. Anido would jeopardize our ability to execute our strategic plan and materially harm our business.

Our stock price is subject to significant volatility.

     Our stock price has been and may continue to be subject to significant volatility. The following factors, in addition to other risks and uncertainties described in this section and elsewhere in this report, may cause the market price of our common stock to fall:

•	the scope, outcome and timeliness of any governmental, court or other regulatory action that may involve us (including, without limitation, the scope, outcome or timeliness of any inspection or other action of the FDA)

•	the availability to us, on commercially reasonable terms, of third party sourced products and materials

•	developments concerning proprietary rights, including the ability of third parties to assert patents or other intellectual property rights against us which, among other things, could cause a delay or disruption in the development, manufacture, marketing or sale of our products

•	competitors announcing products under development or new commercial products

•	competitors publicity regarding actual or potential products under development

•	period-to-period fluctuations in our financial results

•	economic and other external factors, including disasters and other crises

     We participate in a highly dynamic industry, which often results in significant volatility in the market price of our common stock irrespective of company performance. Fluctuations in the price of our common stock may be exacerbated by conditions in the healthcare and technology industry segments or conditions in the financial markets generally.

Trading in our stock over the last 12 months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

     The average daily trading volume in our common stock for the twelve-month period ending December 31, 2002 was approximately 1,872 shares, and the average daily number of transactions was approximately 65 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Future sales of shares of our common stock, including sales of shares following the expiration of “lock-up” arrangements, may negatively affect our stock price.

     As a result of our recent private investment in public equity (“PIPE”) financing transaction, the PIPE investors received approximately 11.6 million shares of our common stock. The shares of common stock issued in connection with the PIPE transaction represented approximately 87% of our common stock. In connection with our PIPE financing transaction, we also issued warrants to the PIPE investors that are exercisable for the purchase of up to an aggregate of 1,578,947 shares of our common stock based upon a purchase price of $3.80 per share. The exercise of these warrants could result in significant dilution to shareholders at the time of exercise.

     The PIPE investors also entered into “lock-up” agreements with the Company that impose restrictions on the ability of the PIPE investors to sell or otherwise dispose of the shares of our common stock that they received in the PIPE transaction. These “lock-up” restrictions expire on May 19, 2003. We intend to file a registration statement on Form S-3 with the Securities and Exchange Commission covering the shares issued to the PIPE investors and issuable upon conversion of the warrants. In the future, we may issue additional options, warrants or other derivative securities convertible into our Common Stock.

     Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Concentration of ownership could delay or prevent change in control or otherwise influence or control most matters submitted to our stockholders.

     Our directors, officers, and principal stockholders together control approximately 89.0% of our voting securities, a concentration of ownership that could delay or prevent a change in control. Our executive officers and directors beneficially own approximately 2.5% of our voting securities and our 5% or greater stockholders beneficially own approximately 86.5% of our voting securities. These stockholders, if acting together, would be able to influence and possibly control most matters submitted for approval by our stockholders, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

Our stockholder rights plan, provisions in our charter documents, and Delaware law may inhibit a takeover of the Company, which could limit the price investors might be willing to pay in the future for our common stock.

     Provisions in our stockholder rights plan, our certificate of incorporation and bylaws, and Delaware law may have the effect of delaying or preventing an acquisition or merger involving a change of control of the Company. These provisions could discourage acquisitions or other changes in our control, including those in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

Item 2: Properties

     We currently lease two facilities, which approximate 19,000 square feet of laboratory and office space in Irvine, California. The current term of the first lease expires September 2004. The current term of our second lease expires June 2005. We believe that these two facilities are adequate for our immediate needs. Additional space will be required, however, as we expand our research and clinical development, manufacturing and selling and marketing activities. We do not foresee any significant difficulties in obtaining any required additional facilities close to our current facility.

Item 3: Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4: Submission of Matters to a Vote of Security Holders

     Set forth below is information concerning each matter submitted to a vote at a Special Meeting of Stockholders on November 11, 2002.

     Proposal No. 1: The stockholders approved the terms of the Company’s private placement of $40.0 million of its common stock at a price of $0.38 per share and warrants exercisable for $6.0 million of common stock to investors at a price of $0.38 per share (with 8,782,645 affirmative votes, 478,164 votes against, 49,163 votes abstaining, and no broker non-votes).

     Proposal No. 2: The stockholders approved the full conversion of promissory notes issued in the Company’s bridge financing to investors for shares of the Company’s common stock (with 8,797,880 affirmative votes, 465,434 votes against, 46,658 votes abstaining, and no broker non-votes).

     Proposal No. 3: The stockholders approved an amendment to the Company’s current amended and restated certificate of incorporation to effect a reverse split of the Company’s common stock of not less than 1-for-7 and not more than 1-for-10, with the Company’s board of directors having the authority to determine which, if any, of those reverse stock splits to effect within those parameters (with 8,741,923 affirmative votes, 528,811 votes against, 39,238 votes abstaining, and no broker non-votes).

     Proposal No. 4: The stockholders did not approve an amendment to the Company’s current amended and restated certificate of incorporation to permit stockholders to act by written consent in lieu of a meeting. This proposition required affirmative votes equaling half of the total shares outstanding, or 9,309,972 affirmative votes (with 8,802,212 affirmative votes, 476,856 votes against, 30,904 votes abstaining, and no broker non-votes).

     Proposal No. 5: The stockholders approved an increase in the number of shares reserved for issuance pursuant to the Company’s 2000 Stock Plan by a total of 25.0 million shares (with 6,937,089 affirmative votes, 2,324,429 votes against, 48,454 votes abstaining, and no broker non-votes).

PART II

Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

     Our common stock began trading on the Nasdaq National Market under the symbol “ISTA” on August 21, 2000. Prior to this date, there was no public market for our common stock. Our common stock was affected by a 1-for-10 reverse stock split, which became effective at the close of trading on November 13, 2002. The following table presents high and low sales prices of our common stock, on a post split basis, as reported on the Nasdaq National Market, for the periods indicated since our initial public offering:

2000	High	Low

Third quarter (beginning August 21, 2000)	$145.63	$105.00
Fourth quarter	$136.88	$100.50

2001	High	Low

First quarter	$141.25	$28.75
Second quarter	$40.00	$25.90
Third quarter	$36.00	$16.55
Fourth quarter	$67.20	$15.50

2002	High	Low

First quarter	$74.40	$8.20
Second quarter	$14.60	$5.60
Third quarter	$9.10	$2.20
Fourth quarter	$5.50	$2.90

Holders of Common Stock

     As of February 18, 2003, there were approximately 140 shareholders of record of our common stock based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

     We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future.

Use of Proceeds of Our Initial Public Offering

     On August 25, 2000 we completed our initial public offering of 300,000 shares of common stock at an initial public offering price of $105.00 per share with gross proceeds of $31,500,000. Net proceeds, after a 7% underwriters discount, were $29,295,000. Additional expenses relating to the initial public offering, other than the underwriters discount, amounted to $1,918,000. The managing underwriters for the offering were CIBC World Markets, Prudential Vector Healthcare and Thomas Weisel Partners LLC. The shares of common stock sold in the offering were registered on Form S-1, as amended (File No. 333-34120).

     In September 2000, the underwriters exercised their over-allotment option for an additional 45,000 shares of common stock at the initial public offering price of $105.00, less a 7% discount, resulting in net proceeds of $4,394,000.

     To date, the net proceeds from our initial public offering were used to fund our clinical trials and preclinical research, with a particular focus on Vitrase® for the treatment of vitreous hemorrhage, and for general corporate purposes, including working capital. None of the net offering proceeds of our initial public offering have been or will be paid directly or indirectly to any director, officer, general partner of ISTA or their associates, persons owning more than 10% or more of any class of ISTA’s equity securities or an affiliate of ISTA.

Recent Sales of Unregistered Securities

     In December 2001, we completed the private placement of 84,567 shares of common stock at a price of $47.30 per share as part of our collaboration with Otsuka for the rights for Vitrase® in Japan.

     In November 2002, we completed the private placement of 10,526,306 shares of common stock at a price of $3.80 per share pursuant to the Common Stock and Warrant Purchase Agreement by and among the Company and certain investors, including warrants exercisable for an additional $6.0 million. In addition, $4.0 million of promissory notes previously issued to several of the same investors were converted into 1,052,620 shares of common stock concurrently with the consummation of the private placement.

     The sale and issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The recipient of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions these sales were made without general solicitation or advertising. Each recipient was an accredited investor. All recipients had adequate access, through their relationship with ISTA, to information about us.

Item 6: Selected Financial Data

     The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In Thousands, Except Per Share Amounts)
Consolidated Statement of Operations Data:
Revenue	$278	$—	$—	$—	$—
Costs and expenses:
Research and development	14,751	15,770	16,200	11,062	7,523
Selling, general and administrative	8,224	7,538	6,455	3,240	2,147

Total costs and expenses	22,975	23,308	22,655	14,302	9,670

Loss from operations	(22,697)	(23,308)	(22,655)	(14,302)	(9,670)
Interest income	213	826	848	69	133
Interest expense	(473)	(25)	(50)	(51)	(87)

Net loss	(22,957)	(22,507)	(21,857)	(14,284)	(9,624)
Deemed dividend to preferred stockholders	—	—	(19,245)	—	—

Net loss attributable to common stockholders	$(22,957)	$(22,507)	$(41,102)	$(14,284)	$(9,624)

Net loss per common share, basic and diluted	$(7.53)	$(14.43)	$(60.13)	$(95.23)	$(71.82)

Shares used in computing net loss per share, basic and diluted	3,049	1,559	684	150	134

	Year Ended December 31,

	2002	2001	2000	1999	1998

		(In Thousands)
Consolidated Balance Sheet Data:
Cash and short term investments	$35,712	$15,602	$25,729	$709	$2,393
Working capital (deficit)	33,046	12,079	23,386	(4,993)	(260)
Total assets	37,135	16,956	28,021	3,020	4,115
License fee received from Visionex	—	—	—	5,000	5,000
Deferred income	4,722	5,000	—	—	—
Other long term obligations	10	2	12	37	294
Total stockholders’ equity (deficit)	29,228	7,940	24,564	(8,656)	(4,053)

     Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Securities Litigation Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, set forth in detail in Item 1 of Part I, “Business-Risk Factors.”

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes to those statements filed as part of this report.

Overview

     ISTA Pharmaceuticals, Inc. (the “Company” or “ISTA”) is a development-stage specialty pharmaceutical company focused on the development and commercialization of new remedies for diseases and conditions of the eye. Since the Company’s inception, we have devoted our resources primarily to fund research and development programs and late-stage product acquisitions. In December 2001, we announced our strategic plan to transition from a development organization to a fully-integrated, specialty pharmaceutical company with a primary focus on ophthalmology by acquiring complementary products, either already marketed or in late stage development.

     In order to advance our strategic plan, we are pursuing the development of several products, including, Vitrase® and ISTALOL™, which are in the later stages of review by the FDA. There can be no assurances that either Vitrase® or ISTALOL™ will receive final FDA approval. However, we are currently undertaking significant preparations for expansion of its manufacturing and marketing capabilities in the event such approvals are obtained. If approved by the FDA, Vitrase® will be manufactured for us through our contract manufacturer and marketed by Allergan in the United States, while ISTALOL™ will be manufactured for us through our contract manufacturer and marketed by us in the United States.

     We currently have no approved products. The FDA’s Advisory Committee is scheduled to meet on March 17, 2003, to consider our NDA for Vitrase® for the treatment of vitreous hemorrhage. Vitrase® (ovine hyaluronidase) is our proprietary drug that we are developing for the treatment of vitreous hemorrhage and diabetic retinopathy. We are also pursuing market approval in the United States of ISTALOL™, our new formulation of timolol, to treat glaucoma and developing other products designed to treat hyphema, ocular pain and inflammation. We believe that if Vitrase®, ISTALOL™, and our other ophthalmic product candidates are successful, we will advance our strategic plan to become a fully-integrated specialty pharmaceutical company.

     We have incurred losses since inception and had an accumulated deficit through December 31, 2002 of $122.4 million. Our losses have resulted primarily from research and development activities, including clinical trials, related general and administrative expenses and a deemed dividend to our preferred shareholders. We expect to continue to incur operating losses for the foreseeable future as we continue to conduct research, development and clinical testing activities, and to seek regulatory approval for our product candidates.

Vitrase®

     Our current lead product candidate is Vitrase®, which is derived from highly purified formulations of ovine hyaluronidase.

     In March 2002, we announced the preliminary results for our Phase III clinical studies of Vitrase®. Although the data from the two Phase III studies did not show a statistically significant improvement in the primary (surrogate) endpoint, further analysis has shown that for a 55 IU dose of Vitrase®, in both studies, there was a clinically meaningful and statistically significant decrease in the density of vitreous hemorrhage. A statistically significant difference in the proportion of patients with an improvement in best-corrected visual acuity at one and two months was also shown, which extended to three-month post-treatment visits in a clinical study conducted outside North America.

     Based on these improvements in visual function, and our review and discussions with the Food and Drug Administration (“FDA”) regarding the data from the two studies, we submitted the clinical section and the chemistry, manufacturing and controls (“CMC”) section of the New Drug Application (“NDA”) for Vitrase® to the FDA in October 2002. The FDA accepted those sections of the Vitrase® NDA for review in December 2002, along with the pre-clinical pharmacology and toxicology section that was submitted in January 2002. We plan to submit the final component of the Vitrase® NDA, concerning manufacturing validation, in the first half of 2003.

     Thus, significant research and development efforts and expenses with respect to Vitrase® have been incurred over the last three years, and we have now completed Phase III clinical trials for Vitrase® for the treatment of vitreous hemorrhage. We are currently in the process of scaling up our manufacturing operations to support commercialization of Vitrase® in the event the FDA approves all components of our Vitrase® NDA.

     In March 2000, we entered into a collaboration with Allergan, Inc., under which Allergan will be responsible for the marketing, sale and distribution of Vitrase® in the United States and all international markets except Mexico (until April 2004) and Japan. Accordingly, we depend on the success of Allergan in commercializing Vitrase® in these markets. Our principal sources of revenue from this collaboration will be milestone, royalty and profit-sharing payments received from Allergan. Under the terms of the collaboration, we are responsible for the manufacture of Vitrase® and for supplying all of Allergan’s requirements for Vitrase®. If we are successful in obtaining regulatory approval for Vitrase® and providing adequate supplies to Allergan, and Allergan subsequently achieves significant sales of the product, we may receive substantial royalties and other payments from Allergan; however, our aggregate manufacturing costs may also increase.

     In December 2001, we entered into a collaboration with Otsuka Pharmaceuticals Co. Ltd., a leading Japan-based international health care and pharmaceuticals company. Under the terms of the collaboration, Otsuka will be responsible for all clinical development, regulatory approvals, sales and marketing activities for Vitrase® in Japan, and we will be responsible for supplying all of Otsuka’s requirements for Vitrase®. Our principal sources of revenue from this collaboration will be license fees and milestone payments from Otsuka.

     Currently, we rely upon a third party to supply us with ovine hyaluronidase, the active pharmaceutical ingredient in Vitrase®, and we rely on a contract manufacturer to supply us with the finished Vitrase® product. Each of these parties is the sole source. Since Vitrase® has not received FDA approval, neither party has past experience in supplying us with commercial quantities of Vitrase®.

     In May 2002, the Company acquired substantially all the assets of AcSentient, Inc. The assets include United States marketing rights for a new formulation of timolol, which the Company has named ISTALOL™, a beta-blocking agent for treating glaucoma. AcSentient previously acquired rights to this compound from Senju. The assets acquired from AcSentient also included United States product rights to bromfenac, a topical non-steroidal anti-inflammatory compound for the treatment ocular inflammation, and worldwide marketing rights for Caprogel®, a novel compound for the treatment of hyphema. AcSentient previously acquired the rights to these two compounds from Senju and Eastern Virginia Medical School, respectively.

     The Company acquired the rights to these three compounds in exchange for $290,000 and 10,000 shares of the Company’s common stock valued at $99,000 ($9.90 per share). Additionally, the Company assumed the liabilities of two milestone payments to Senju ($750,000 and $500,000), a milestone payment to the Eastern Virginia Medical School ($65,000), legal expenses associated with the acquisition ($20,000) and a patent application fee for Caprogel® ($4,500). As of the date these compounds were acquired, they had not achieved feasibility and there is no significant alternative future use should the Company’s development efforts prove unsuccessful. Accordingly, the Company recorded an acquired in-process research and development charge of $1,728,500 in May 2002 related to the purchase of these compounds.

     The NDA for ISTALOL™ was submitted by Senju to the FDA in September 2002. The NDA included data from pre-clinical studies conducted in Japan, combined with data from a Phase I clinical study conducted in the United States and a multi-center Phase III clinical study recently completed in the United States. The Company anticipates initiating a Phase III study of bromfenac in the United States in the first half of 2003. The Company believes that data from this Phase III study, combined with pre-clinical and clinical study data from trials previously conducted in Japan, will be sufficient for the Company to submit an NDA for bromfenac in late 2003. The Company intends to initiate a Phase III study of Caprogel® in the second half of 2003. The Company believes that this Phase III study, in combination with a Phase III study of Caprogel® previously completed in the United States, will support our preparation and submission of an NDA in 2004.

ISTALOL™

     In May 2002, we acquired substantially all of the assets of AcSentient, Inc. The assets include United States marketing rights for a new formulation of timolol, which we have named ISTALOL™, a beta-blocking agent for treating glaucoma. AcSentient previously acquired rights to this compound from Senju Pharmaceutical Co., Ltd., headquartered in Osaka, Japan. Senju has a diverse product portfolio including ophthalmic, central nervous system, cardiovascular, circulatory, gastro-intestinal, respiratory, oncology and dermatological products.

     Our acquisition of ISTALOL™ was consistent with our strategic objective of acquiring complementary late-stage product candidates. Senju submitted the NDA for ISTALOL™ to the FDA in September 2002. That NDA included data from pre-clinical studies conducted in Japan, combined with data from a Phase I clinical study conducted in the United States and a multi-center Phase III clinical study recently completed in the United States.

     If the FDA approves all components of the ISTALOL™ NDA, we believe that we will be positioned to commercialize ISTALOL™ in the United States, and to thereby further broaden our specialty ophthalmic pharmaceutical product offerings.

Emerging Product Candidates

     The assets acquired from AcSentient also include United States product rights to bromfenac, a topical non-steroidal anti-inflammatory compound for the treatment of ocular inflammation, and worldwide marketing rights for Caprogel®, a novel compound for the treatment of hyphema, or bleeding into the front of the eye. AcSentient had previously acquired the rights to these two compounds from Senju and the Eastern Virginia School of Medicine, respectively. Under the terms of the AcSentient asset acquisition, we are responsible for payments and other obligations connected with further development of bromfenac and Caprogel®.

     We anticipate initiating a Phase III study of bromfenac in the United States in 2003. We believe that the data from this Phase III study, combined with preclinical and clinical study data from trials previously conducted in Japan, will be sufficient for us to submit an NDA for bromfenac in the first half of 2003.

     We are currently conducting feasibility studies regarding the commercialization of Caprogel®. If these studies yield promising results, we intend to initiate a Phase III clinical trial of Caprogel® in the second half of 2003. We believe that this Phase III trial, in combination with a Phase III trial of Caprogel® previously completed in the United States, would support our preparation and submission of an NDA for Caprogel® in 2004. However, our timing for clinical development of Caprogel® may change based on our assessment, from time to time, of this product candidate's market potential, other product opportunities and our corporate priorities.

     We anticipate incurring additional research and development expenses in connection with the further development of bromfenac and Caprogel®. If these compounds are approved for sale in the United States, we expect to incur significant additional marketing and sales expenses in establishing and supporting the necessary infrastructure to market and distribute these products in the United States.

Critical Accounting Policies & Estimates

     We recognize revenue consistent with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless the amounts received are creditable against royalties or we have ongoing performance obligations. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

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

Results of Operations

Years Ended December 31, 2002, 2001 and 2000

     The following discussion of our results of operations generally reflects our continuing transition from a development-stage company to a fully-integrated specialty pharmaceuticals company with a primary focus on ophthalmology.

     Revenue. Revenue of $278,000 for 2002 reflects the amortization for the period of deferred revenue recorded in December 2001 for the $5.0 million license fee payment made by Otsuka in connection with the license for Vitrase® in Japan.

     Research and development expenses. Research and development expenses were $14.8 million in 2002, $15.8 million in 2001 and $16.2 million in 2000. Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial scale manufacturing capabilities for Vitrase®.

     We generally classify and separate research and development expenditures into amounts related to preclinical research, clinical development and manufacturing development. We have not tracked our historical research and development costs by specific project; rather, we track costs by the type of cost incurred.

     In 2002, approximately 34% of our research and development expenditures were for preclinical research, approximately 55% was spent on clinical development and approximately 11% was spent on manufacturing development. Research and development expenses decreased to $14.8 million in 2002 from $15.8 million in 2001. Changes in our research and development expenses are primarily due to the following:

•	Clinical Development Costs — Overall clinical costs for 2002 decreased by $4.9 million from 2001. The decrease in clinical costs in 2002 was due to the completion of our Phase III clinical trials for Vitrase® for the treatment of vitreous hemorrhage. As a result, our overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, decreased in 2002 as compared to 2001.

•	Personnel Costs — Personnel costs, including outside consultant expenses, for 2002 increased by $2.0 million from 2001. The increase is primarily attributable to expenses for consultants to assist us with clinical data compilation, review and analysis in preparation of the filing of the NDA for Vitrase® for the treatment of vitreous hemorrhage.

•	Direct Research Costs — Research costs for 2002 increased by $1.5 million from 2001. This increase is principally attributable to the acquisition of three late-stage development compounds. The costs associated with the purchase ($1.7 million) were immediately expensed as in-process research and development costs because there were no alternative future uses and did not otherwise quality for capitalization.

•	Manufacturing Development Costs — Contract manufacturing costs for 2002 increased by $400,000 from 2001. The increase in manufacturing development costs was due to increased activities in connection with the preparations for commercial scale manufacture of the active pharmaceutical ingredient in Vitrase® at Biozyme and pre-production activities by Cardinal Health.

     We anticipate that our research and development expenses for 2003 will be substantially the same that we incurred in 2002, and will be focused primarily on further research and development of Vitrase®, ISTALOL™, bromfenac and Caprogel®.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $8.2 million in 2002, $7.5 million in 2001 and $6.5 million in 2000. The $700,000 increase in 2002 was primarily attributable to increases in personnel and operating expenses, including expenses associated non-cash compensation expense related to stock option grants. The increase in general and administrative expenses in 2001 was primarily attributable to increases in personnel and operating expenses, including expenses associated with the resignation of an officer of the Company and non-cash compensation expense related to stock option grants.

     In the event that Vitrase® and/or ISTALOL™ are approved by the FDA in 2003, our selling, general and administrative expenses will likely increase substantially as compared to 2002 to support the commercialization of these product candidates.

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

     Compensation for stock options granted to non-employees has been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and Emerging Issues Task Force (“EITF”) Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”, as the fair value of the equity instrument issued and is periodically re-measured as the underlying options vest. Stock option compensation for non-employees is recorded as the related services are rendered and the value of compensation is periodically re-measured as the underlying options vest.

     For the year ended December 31, 2002, we granted stock options to employees to purchase 1,773,670 shares of common stock at a weighted average exercise price of $3.80 per share, equal to fair market value at the time of issuance. However, in previous years, we had granted stock options to employees with a grant price less than the fair market value at the date of grant. Therefore, we anticipate recording deferred compensation expense of approximately $920,000, $374,000 and $96,000 for the years ended December 31, 2003, 2004 and 2005 respectively, related to these option grants.

     In connection with the grant of stock options to employees and directors, we recorded deferred compensation of approximately $93,000, $2,960,000 and $3,535,000 during the years ended December 31, 2002, 2001 and 2000, respectively, and recorded amortization of $2,160,000, $1,902,000 and $3,165,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

     Interest income. Interest income was $213,000 in 2002, $826,000 in 2001 and $848,000 in 2000. The decrease in interest income in 2002 is primarily attributable to lower average cash balances on hand as compared to 2001. The decrease in interest income in 2001 over the prior year was primarily attributable to forgiveness of $46,000 in accrued interest relating to a loan made to a former Company officer, who resigned in 2001. We anticipate interest income to be higher in 2003 as compared to 2002 due to higher average cash balances in our short-term investment portfolio.

     Interest expense. Interest expense was approximately $473,000 in 2002, $25,000 in 2001 and $50,000 in 2000. Interest expense incurred during 2000 was primarily attributable to our capital leases. Interest expense incurred during 2001 was primarily attributable to the interest paid on the financing of our directors’ and officers’ insurance premiums. We had no capital leases during 2001. Interest incurred during 2002 was primarily attributable to the interest paid on the financing of our directors’ and officers’ insurance premiums and the amortization of the fair value attributable to the warrants issued in conjunction with the $4.0 million bridge loan in September 2002. Excluding the bridge loan, we anticipate interest expense in 2003 to be substantially the same as 2002.

     Deemed dividend. During the year ended December 31, 2000, we acquired Visionex and accounted for the acquisition under the purchase method of accounting. At the time of the acquisition, we recorded $4.4 million of tangible assets acquired and recognized a deemed dividend of $19.2 million for the excess of the extended value of the shares issued over the net tangible assets acquired.

     Income taxes. We incurred net operating losses in 2002, 2001 and 2000 and consequently did not pay any federal, state or foreign income taxes. At December 31, 2002, we had federal and California net operating loss carryforwards of approximately $75.6 million and $67.9 million, respectively, which we have fully reserved due to the uncertainty of realization. Our federal tax loss carryforwards will begin to expire in 2008, unless previously utilized. Our California tax loss carryforwards will begin to expire in 2005. We also have federal and California research tax credit carryforwards of $3.7 million and $2.2 million, respectively. The federal research tax credits will begin to expire in 2010, unless previously utilized.

     During 2002, a change in ownership, as described in the Internal Revenue Code Section 382, did occur and will limit the ability of the Company to utilize the net operating losses and tax credit carryforwards in the future.

Quarterly Results of Operations

     The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 31, 2002. This data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in 000’s except earnings per share).

	Quarter Ended

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2002	2002	2002	2002	2001	2001	2001	2001

	(Unaudited)
Revenue	$70	$68	$70	$70	$—	$—	$—	$—
Costs and Expenses:
Research & Development	3,487	3,872	4,470	2,922	4,269	3,929	3,643	3,929
Selling, General & Administrative	2,321	1,736	2,249	1,918	3,020	1,364	1,659	1,495

Total costs & expenses	5,808	5,608	6,719	4,840	7,289	5,293	5,302	5,424

Loss from operations	(5,738)	(5,540)	(6,649)	(4,770)	(7,289)	(5,293)	(5,302)	(5,424)
Interest income/expense (net)	(349)	(41)	43	87	48	131	358	264

Net loss attributable to common Stockholders	$(6,087)	$(5,581)	$(6,606)	$(4,683)	$(7,241)	$(5,162)	$(4,944)	$(5,160)

Net loss per common share, basic and diluted	$(0.86)	$(3.30)	$(3.93)	$(2.82)	$(4.60)	$(3.31)	$(3.22)	$(3.30)

     Research & development expenses. During 2002, our quarterly research and development expenses decreased primarily as a result of the completion of our Phase III clinical trials for Vitrase® for the treatment of vitreous hemorrhage and the deferral of other development activities relating to our other product candidates. The decrease in activity during 2002 was offset by the acquisition costs related to the three late-stage development compounds from AcSentient during May 2002. The acquisition costs were expensed immediately as in-process research and development costs. Vitrase® development activities included the collection and review of clinical data from study sites around the world, improvements in the manufacturing process of our contract manufacturers and preparations for the submission of an NDA to the FDA.

     Selling, general & administrative expenses. During 2002, our selling, general and administrative expenses increased primarily as a result of increases in personnel and operating expenses consisting of non-cash compensation associated with stock option grants, legal and accounting expenses relating to due diligence efforts for a potential acquisition, and personnel costs associated with the hiring of two additional executive employees.

     Interest income/expense (net). During the fourth quarter of 2002, our interest expense increased significantly as a result of the amortization of the fair value attributable to the warrants issued in connection with the $4.0 million bridge loan in September 2002.

Liquidity and Capital Resources

     As of December 31, 2002, we had approximately $35.7 million in cash and short-term investments and working capital of $33.0 million. We anticipate that our existing capital resources will enable us to fund operations for at least the next 12 months.

     We have financed our operations since inception primarily through private sales of our common and preferred stock and the sale of our common stock in our initial public offering. We received net proceeds of $10.0 million from the private sale of preferred stock in March 2000, $31.7 million from our initial public offering in August 2000, $4.0 million from the private sale of common stock in December 2001, $5.0 million from a license fee payment in December 2001, $4.0 million from a bridge loan in September 2002 and $37.3 million from the private sale of common stock in November 2002.

     During 2002 we used $20.9 million of cash for operations principally as a result of the net loss of $23.0 million partially offset by non-cash compensation expense of $2.2 million. In 2001, we used $13.9 million of cash for operations principally as a result of the net loss of $22.5 million partially offset by the non-cash compensation expense of approximately $1.9 million and $5.0 million in deferred income. In 2000, we used $20.8 million of cash for operations principally as a result of the net loss of $21.9 million offset by non-cash compensation expense of approximately $3.2 million.

     Net cash invested totaled $648,000 during 2002 compared to $13.4 million provided by investing activities in 2001. During 2000, $12.5 million of cash was invested. Cash used for investing activities in 2002 is primarily attributable to the purchase of short-term investments. During 2001, the cash provided by investing activities was from the sale of short-term investments to fund our research and development efforts and general operating expenses.

     Net cash provided by financing activities totaled $41.5 million during 2002 compared to $4.1 million in 2001 and $41.4 million in 2000. The increase in net cash provided by financing activities in 2002 is primarily attributable to the $4.0 million net proceeds from the issuance of a bridge loan in September 2002 and the $37.3 million net proceeds from the private sale of common stock to certain investors during November 2002, while the cash provided by financing activities in 2001 is primarily attributable to the $4.0 million net proceeds from the private sale of common stock to Otsuka during December 2001.

     We continually evaluate new opportunities for late-stage or currently marketed complementary product candidates and, if and when appropriate, intend to pursue such opportunities through further product acquisitions and related development activities. Our ability to execute on such opportunities in some circumstances will be dependant upon our ability to raise additional capital on commercially reasonable terms. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

Our actual future capital requirements will depend on many factors, including the following:

•	receiving milestone payments from Allergan and Otsuka

•	the rate of progress of our research and development programs

•	the results of our clinical trials and requirements to conduct additional clinical trials

•	the time and expense necessary to obtain regulatory approvals

•	activities and payments in connection with the in-license or acquisition of products

•	our ability to establish and maintain collaborative relationships

•	sales and marketing activities related to each of ISTALOL™, bromfenac and Caprogel®

•	competitive, technological, market and other developments

Visionex

     Visionex was established in 1997, under the laws of Singapore, to engage in clinical, regulatory and marketing activities. During 1997, Visionex obtained from us the exclusive rights to register, import, market, sell and distribute Vitrase® and a product called Keraform® in East Asian markets, excluding Japan and Korea, for which Visionex paid us $5.0 million. Prior to our acquisition of Visionex (discussed below), investors who owned 66% of ISTA shares controlled 100% of Visionex shares.

     On March 8, 2000, we acquired Visionex by entering into an agreement with Visionex shareholders whereby we issued 3,319,363 shares of our Series C preferred stock, convertible into 245,879 shares of our common stock, to acquire all of the outstanding capital stock of Visionex. We assigned a fair value of $11.70 per share to the 3,319,363 shares of Series C preferred stock issued to effect the acquisition, at which time we recorded a deemed dividend of $19.2 million to recognize the excess of the value of the shares issued over the net assets acquired.

     Under Singapore tax law, Visionex was subject to a 15% withholding tax on a $5.0 million license that it paid to us in connection with a license to market, sell and distribute our Vitrase and corneaplasty products in certain countries in Southeast Asia. This withholding tax was waived by the Economic Development Board, or EDB, of Singapore subject to various conditions, including a commitment that Visionex would implement a proposed project to expand its business activities in Singapore to the benefit of the local economy. We substantially wound down Visionex operations in July 2002, and the proposed project was never implemented. Based upon a letter we recently received from the EDB and our assessment of our obligations with the EDB, management does not believe that we will be required to pay any withholding tax or related obligations in connection with the license fee. However, if we are required to pay this withholding tax, our financial condition will suffer.

Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The amortization of goodwill included in investments in equity investees will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. Upon adoption on January 1, 2002, SFAS No. 142 did not have a material effect on our financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Upon adoption in January 2002, SFAS No. 144 did not have a material effect on our financial position or results of operations.

     In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002; however, earlier adoption is permissible. We do not intend to early adopt SFAS 146 and we do not believe adoption will have a material impact on our operations or financial position.

     In November 2002, the EITF reached consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes”. Management is currently evaluating the effect that the adoption of EITF 00-21 will have on its results of operations and financial position.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for the Company beginning January 1, 2003. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on the Company’s consolidated financial position and results of operations.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2002 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of December 31, 2002, we have not used derivative instruments or engaged in hedging activities.

     We have operated primarily in the United States and have had no sales to date. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations. Visionex’s functional currency is the Singapore dollar and a portion of Visionex’s business was conducted in currencies other than the Singapore dollar prior to the successful wind down of operations in July 2002. As a result, currency fluctuations between the Singapore dollar and the currencies in which Visionex had done business will cause foreign currency translation gains and losses. We do not expect our foreign currency translation gains or losses to be material. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

Item 8: Financial Statements and Supplemental Data

     The consolidated financial statements and supplementary data required by this item are set forth on the pages indicated in Item 15 (a).

Item 9: Changes and Disagreements with Accountants and Financial Disclosure

     None.

PART III

Item 10: Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers:

Name	Age	Position

Vicente Anido, Jr., Ph.D.	50	President, Chief Executive Officer and Director
William S. Craig, Ph.D.	52	Vice President, Research and Product Development
Marvin J. Garrett	52	Vice President, Regulatory Affairs, Quality & Compliance
Lisa R. Grillone, Ph.D.	53	Vice President, Clinical Research and Medical Affairs
Kirk McMullin	49	Vice President, Operations
Thomas A. Mitro	45	Vice President, Sales & Marketing
David R. Waltz	51	Vice President, Finance

     Vicente Anido, Jr., Ph.D. has served as our President and Chief Executive Officer since December 2001. From June 2000 to September 2001, Dr. Anido was general partner for Windamere Venture Partners. From 1996 to 1999, Dr. Anido served as President and Chief Executive Officer of CombiChem, Inc., a biotechnology company. From 1993 to 1996, he served as President of the Americas Region of Allergan, Inc. Dr. Anido received a Ph.D. in Pharmacy Administration from the University of Missouri.

     William S. Craig, Ph.D. has served as our Vice President, Research and Product Development since March 2001. From 1996 to December 1999, Dr. Craig was Vice President, Research and Development for Alpha Therapeutics Corporation, a biotechnology company. From 1988 to 1996 he was Senior Director Research and Development for Telios Pharmaceuticals, Inc., a biotechnology company. Dr. Craig received a Ph.D. in Chemistry from the University of California, San Diego.

     Marvin J. Garrett has served as our Vice President, Regulatory Affairs, Quality & Compliance since February 1999. From May 1994 to May 1999, Mr. Garrett was Vice President, Regulatory Affairs and Clinical Research for Xoma. From 1990 to 1994, he was President and General Manager of Coopervision Pharmaceutical; a division of the Cooper Companies, Inc. Mr. Garrett received a B.S. in Microbiology from California State University Long Beach.

     Lisa R. Grillone, Ph.D. has served as our Vice President, Clinical Research and Medical Affairs since August 2000. From 1990 to July 2000, Dr. Grillone served in various drug development positions with ISIS Pharmaceuticals, Inc., last serving as Executive Director, Intellectual Property Licensing. Dr. Grillone received a Ph.D. in Cell Biology and Anatomy from New York University.

     Kirk McMullin has served as Vice President, Operations since August 2002. From 1995 to 2002, Mr. McMullin was Vice President, Worldwide Manufacturing Support for Allergan, Inc., a specialty pharmaceutical company focusing on ophthalmology, dermatology and neuromuscular indications. Mr. McMullin received a B.A. from Humboldt State University.

     Thomas A. Mitro has served as our Vice President, Sales & Marketing since July 2002. From 1980 to 2002, Mr. Mitro held several positions at Allergan, Inc. including Vice President, Skin Care, Vice President, Business Development and Vice President, e-Business. Allergan, Inc. is a specialty pharmaceutical company focusing on ophthalmology, dermatology and neuromuscular indications. Mr. Mitro received a B.S. degree from Miami University.

     David R. Waltz has served as Vice President, Finance since June 2000. From 1981 to December 1999, Mr. Waltz served in various finance capacities with Beckman-Coulter, Inc., last serving as Finance Director for the Far East and Latin America operations. Mr. Waltz received an M.B.A. from California State University Northridge.

     The information concerning our directors required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, under the caption “Election of Directors”, and is incorporated by reference.

Item 11: Executive Compensation

     The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, under the caption “Executive Compensation,” will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934, as amended, and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

     The information required by this item, other than as set forth below, will be contained in our definitive Proxy Statement with respect to our Annual meeting of Stockholders, under the caption “Security Ownership of Certain Beneficial Owners and Management,” will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934, as amended, and is incorporated herein by reference.

Equity Compensation Plan Information

	(a)	(b)	(c)

Number of securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon exercise	Weighted-average	compensation plans
	of outstanding	exercise price of	(excluding securities
	options, warrants	outstanding options,	reflected in column
Plan category	and rights	warrants and rights	(a)

Equity compensation plans approved by security holders (1)	1,926,403	$4.86	827,417
Equity compensation plans not approved by security holders	145,461	$16.28	0

Total	2,071,864	$5.66	827,417

(1) Both our 2000 Stock Plan and our Employee Stock Purchase Plan provide for annual increases in the number of shares available for issuance under each plan on the first day of each year, beginning in 2003, equal to the lesser of 200,000 shares, 1.5% of the outstanding shares of common stock on the first day of the year, or a lesser amount as the Board of Directors may determine.

     In December 2001, the Board of Directors granted our new Chief Executive Officer and President, as an inducement to his employment, a stand-alone option agreement to purchase 100,461 shares of common stock of the Company for a purchase price of $20.00 per share. In June 2002, the Board of Directors granted our new Vice President, Sales & Marketing, as an inducement to his employment, a stand-alone option agreement to purchase 30,000 shares of common stock of the Company for a purchase price of $8.50. In August 2002, the Board of Directors granted our new Vice President, Operations, as an inducement to his employment, a stand-alone option agreement to purchase 15,000 shares of common stock of the Company for a purchase price of $6.90. Each option holder may purchase up to 25% of the shares under each option on the first anniversary of the option grant date and the right to purchase the remaining shares vests in equal monthly installments so that each option is fully vested four years after the date of grant.

Item 13: Certain Relationships and Related Transactions

     The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, under the caption “Certain Transactions,” will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934, as amended, and is incorporated herein by reference.

Item 14. Controls and Procedures.

(a) Evaluation of Controls and Procedures

     Our President and Chief Executive Officer and Vice President, Finance have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this annual report on Form 10-K, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the

SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President, Finance, as appropriate to allow timely decisions regarding required disclosures.

(b) Change in Internal Controls

     There have not been any significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date of such evaluation.

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Financial Statements

(1)	Index to Financial Statements

     The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                    CONSOLIDATED FINANCIAL STATEMENTS OF ISTA PHARMACEUTICALS, INC.

Report of Ernst & Young LLP, Independent Auditors	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 and the period from February 13, 1992 (inception) to December 31, 2002	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for the period from February 13, 1992 (inception) to December 31, 2002	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 and the period from February 13, 1992 (inception) to December 31, 2002	F-8
Notes to Consolidated Financial Statements	F-9

(2)	Financial Statements Schedules

None

(3)	Exhibits

See Exhibit Index

(b)    Reports on Form 8-K

     1.     On December 3, 2002, we filed a Form 8-K under Item 5, disclosing that we had consummated the private placement of approximately $40.0 million of our common stock, equal to 10,526,306 shares of common stock, and warrants exercisable for $6.0 million of our common stock, equal to 1,578,946 shares of common stock.

     2.     On December 12, 2002, we filed a Form 8-K under Item 5, disclosing that we had amended our December 31, 2001 Form 10-K to include an additional paragraph to the Report of Ernst & Young LLP, Independent Auditors, which in turn references an explanatory paragraph in Note 1 noting that the Company lacked sufficient working capital to fund operations through the end of 2002, which raised substantial doubt about the Company’s ability to continue as a going concern.

     3.     On December 20, 2002, we filed a Form 8-K under Item 5, disclosing that we had received a letter from Nasdaq indicating that Nasdaq had declared the Company to be in full compliance with Nasdaq Marketplace Rules relating to minimum bid price and stockholders’ equity requirements for continued listing of the Company’s common stock on The Nasdaq National Market.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 7, 2003.

By:	/s/ VICENTE ANIDO, JR.

Vicente Anido, Jr., Ph.D. President and Chief Executive Officer

POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints each of Vicente Anido, Jr., Ph.D. and David R. Waltz as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VICENTE ANIDO, JR. Vicente Anido, Jr., Ph.D.	President, Chief Executive Officer and Director	March 7, 2003

/s/ DAVID R. WALTZ David R. Waltz	Vice President, Finance	March 7, 2003

/s/ ROBERT G. MCNEIL Robert G. McNeil, Ph.D.	Chairman of the Board	March 7, 2003

/s/ JEFFREY L. EDWARDS Jeffrey L. Edwards	Director	March 7, 2003

/s/ BENJAMIN F. MCGRAW III Benjamin F. McGraw III	Director	March 7, 2003

/s/ PETER BARTON HUTT Peter Barton Hutt	Director	March 7, 2003

/s/ KATHLEEN D. LAPORTE Kathleen D. LaPorte	Director	March 7, 2003

/s/ LIZA PAGE NELSON Liza Page Nelson	Director	March 7, 2003

/s/ RICHARD C. WILLIAMS Richard C. Williams	Director	March 7, 2003

/s/ WAYNE I. ROE Wayne I. Roe	Director	March 7, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Vicente Anido, Jr., Ph.D., certify that:

1.     I have reviewed this annual report on Form 10-K of ISTA Pharmaceuticals, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the evaluation functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/    VICENTE ANIDO, JR., Ph.D.

Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David R. Waltz, certify that:

1.     I have reviewed this annual report on Form 10-K of ISTA Pharmaceuticals, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the evaluation functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/    DAVID R. WALTZ

David R. Waltz
Vice President, Finance

ISTA PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Ernst & Young LLP, Independent Auditors	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 and the period from February 13, 1992 (inception) to December 31, 2002	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for the period from February 13, 1992 (inception) to December 31, 2002	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 and the period from February 13, 1992 (inception) to December 31, 2002	F-8
Notes to Consolidated Financial Statements	F-9

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders ISTA Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of ISTA Pharmaceuticals, Inc. (a development stage company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002, and for the period from February 13, 1992 (inception) to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISTA Pharmaceuticals, Inc. (a development stage company) at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, and for the period from February 13, 1992 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

San Diego, California
February 14, 2003

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$32,257	$12,348
Short-term investments	3,455	3,254
Other current assets	509	491

Total current assets	36,221	16,093
Property and equipment, net	879	819
Deposits and other assets	35	44

Total assets	$37,135	$16,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$910	$891
Accrued compensation and related expenses	687	799
Accrued expenses — clinical trials	721	770
Other accrued expenses	857	1,554

Total current liabilities	3,175	4,014
Deferred rent	10	2
Deferred income	4,722	5,000
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2002 and 2001; 13,288,120 and 1,645,321 shares issued and outstanding at December 31, 2002 and 2001, respectively	13	2
Additional paid-in capital	153,022	111,040
Deferred compensation	(1,390)	(3,643)
Accumulated other comprehensive income	(23)	(22)
Deficit accumulated during the development stage	(122,394)	(99,437)

Total stockholders’ equity	29,228	7,940

Total liabilities and stockholders’ equity	$37,135	$16,956

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

				For the Period From
	Years Ended December 31,			February 13, 1992
				(Inception) To
	2002	2001	2000	December 31, 2002

Revenue	$278	$—	$—	$278
Costs and expenses:
Research and development	14,751	15,770	16,200	73,463
Selling, general and administrative	8,224	7,538	6,455	31,753

Total costs and expenses	22,975	23,308	22,655	105,216

Loss from operations	(22,697)	(23,308)	(22,655)	(104,938)
Interest income	213	826	848	2,627
Interest expense	(473)	(25)	(50)	(793)

Net loss	(22,957)	(22,507)	(21,857)	(103,104)
Deemed dividend for preferred stockholders	—	—	(19,245)	(19,245)

Net loss attributable to common stockholders	$(22,957)	$(22,507)	$(41,102)	$(122,349)

Net loss per common share, basic and diluted	$(7.53)	$(14.43)	$(60.13)

Shares used in computing net loss per common share, basic and diluted	3,048,679	1,559,388	683,558

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM FEBRUARY 13, 1992 (INCEPTION) TO DECEMBER 31, 2002
(in thousands, except share and per share data)

						Preferred and
	Convertible					Common Stock
	Preferred Stock		Common Stock		Additional	Subscribed
					Paid-in
	Shares	Amount	Shares	Amount	Capital	Shares	Amount

Issuance of Series A preferred stock at $1.00 per share for cash	295,000	$295	—	$—	—	—	$—
Issuance of common stock at $.32 to $.1.80 per share for cash	—	—	95,000	—	60	—	—
Issuance of common stock at $.376 per share for intellectual property	—	—	13,333	—	5	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1992	295,000	295	108,333	—	65	—	—
Issuance of Series A preferred stock at $1.00 per share for cash	539,375	539	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1993	834,375	834	108,333	—	65	—	—
Issuance of common stock at $2.10 per share for cash	—	—	13,333	—	27	—	—
Issuance of common stock at $2.10 per share for services	—	—	540	—	1	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1994	834,375	834	122,206	—	93	—	—
Issuance of Series A preferred stock at $1.00 per share for cash	1,128,531	1,129	—	—	—	—	—
Issuance of Series B preferred stock at $2.75 per share for cash and in exchange for outstanding note payable, net of issuance costs of $15,548	1,955,555	5,362	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1995	3,918,461	7,325	122,206	—	93	—	—
Issuance of common stock upon exercise of options	—	—	4,445	—	9	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1996	3,918,461	7,325	126,651	—	102	—	—
Issuance of Series C preferred stock at $5.63 per share for cash, net of issuance costs of $66,735	947,295	5,267	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	5,186	—	11	—	—
Repurchase and retirement of Series A preferred stock	(11,153)	(11)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1997	4,854,603	12,581	131,837	—	113	—	—
Issuance of Series C preferred stock and warrants at $5.63 per share in exchange for conversion of bridge loans of $1,000,000 and cash, net of issuance costs of $43,676	844,166	4,709	—	—	—	—	—
Preferred and common stock subscribed	—	—	—	—	—	—	1,266
Issuance of common stock for exercisable options	—	—	2,192	—	6	—	—
Issuance of common stock at $7.60 per share for cash	—	—	9,388	—	71	—	—
Deferred compensation related to stock options	—	—	—	—	12	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1998	5,698,769	17,290	143,417	—	202	—	1,266
Issuance of Series C preferred stock and warrants at $5.63 per share in exchange for conversion of bridge loans and cash, net of issuance costs of $41,929	1,235,894	6,959	—	—	—	—	—
Issuance of preferred and common stock subscribed	221,551	1,247	2,464	—	19	—	(1,266)
Issuance of common stock for exercisable options	—	—	20,610	—	93	—	—
Issuance of common stock at $7.60 per share for cash	—	—	5,212	—	39	—	—
Deferred compensation related to stock options	—	—	—	—	3,538	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated Other	Deficit Accumulated
	Subscriptions	Deferred	Comprehensive	During the	Total Stockholders’
	Receivable	Compensation	Income	Development Stage	Equity (Deficit)

Issuance of Series A preferred stock at $1.00 per share for cash	$		$—	$—	$295
Issuance of common stock at $.32 to $.1.80 per share for cash	—	—	—	—	60
Issuance of common stock at $.376 per share for intellectual property	—	—	—	—	5
Net loss	—	—	—	(121)	(121)

Balance at December 31, 1992	—	—	—	(121)	239
Issuance of Series A preferred stock at $1.00 per share for cash	—	—	—	—	539
Net loss	—	—	—	(471)	(471)

Balance at December 31, 1993	—	—	—	(592)	307
Issuance of common stock at $2.10 per share for cash	—	—	—	—	27
Issuance of common stock at $2.10 per share for services	—	—	—	—	1
Net loss	—	—	—	(619)	(619)

Balance at December 31, 1994	—	—	—	(1,211)	(284)
Issuance of Series A preferred stock at $1.00 per share for cash	—	—	—	—	1,129
Issuance of Series B preferred stock at $2.75 per share for cash and in exchange for outstanding note payable, net of issuance costs of $15,548	—	—	—	—	5,362
Net loss	—	—	—	(887)	(887)

Balance at December 31, 1995	—	—	—	(2,098)	5,320
Issuance of common stock upon exercise of options	—	—	—	—	9
Net loss	—	—	—	(3,025)	(3,025)

Balance at December 31, 1996	—	—	—	(5,123)	2,304
Issuance of Series C preferred stock at $5.63 per share for cash, net of issuance costs of $66,735	—	—	—	—	5,267
Issuance of common stock upon exercise of options	—	—	—	—	11
Repurchase and retirement of Series A preferred stock	—	—	—	(45)	(56)
Net loss	—	—	—	(6,752)	(6,752)

Balance at December 31, 1997	—	—	—	(11,920)	774
Issuance of Series C preferred stock and warrants at $5.63 per share in exchange for conversion of bridge loans of $1,000,000 and cash, net of issuance costs of $43,676	—	—	—	—	4,709
Preferred and common stock subscribed	(1,266)	—	—	—	—
Issuance of common stock for exercisable options	—	—	—	—	6
Issuance of common stock at $7.60 per share for cash	—	—	—	—	71
Deferred compensation related to stock options	—	(12)	—	—	—
Amortization of deferred compensation	—	11	—	—	11
Net loss	—	—	—	(9,624)	(9,624)

Balance at December 31, 1998	(1,266)	(1)	—	(21,544)	(4,053)
Issuance of Series C preferred stock and warrants at $5.63 per share in exchange for conversion of bridge loans and cash, net of issuance costs of $41,929	—	—	—	—	6,959
Issuance of preferred and common stock subscribed	1,266	—	—	—	1,266
Issuance of common stock for exercisable options	—	—	—	—	93
Issuance of common stock at $7.60 per share for cash	—	—	—	—	39
Deferred compensation related to stock options	—	(3,538)	—	—	—

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM FEBRUARY 13, 1992 (INCEPTION) TO DECEMBER 31, 2002 (CONTINUED)
(in thousands, except share and per share data)

						Preferred and
	Convertible					Common Stock
	Preferred Stock		Common Stock		Additional	Subscribed
					Paid-in
	Shares	Amount	Shares	Amount	Capital	Shares	Amount

Amortization of deferred compensation	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1999	7,156,214	25,496	171,703	—	3,891	—	—
Issuance of Series C preferred stock at $11.70 per share for acquisition of Visionex	3,319,363	28,773	—	—	—	—	—
Issuance of Series D preferred stock at $5.63 per share	1,776,199	10,000	—	—	—	—	—
Issuance of common stock in conjunction with the initial public offering, net of issuance costs of $4,479	—	—	345,000	—	31,746	—	—
Conversion of Preferred Stock to common stock	(12,251,776)	(64,269)	878,367	2	64,267	—	—
Issuance of Common Stock from exercise of warrants	—	—	79,702	—	41	—	—
Issuance of common stock for options	—	—	67,066	—	362	—	—
Common stock issued for services	—	—	—	—	113	—	—
Deferred compensation related to stock options	—	—	—	—	3,535	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—
Deemed dividend for preferred stockholders	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—

Balance at December 31, 2000	—	—	1,541,838	2	103,955	—	—
Issuance of common stock for options	—	—	17,417	—	79	—	—
Common stock issued for cash	—	—	84,567	—	3,999	—	—
Common stock issued under ESPP	—	—	699	—	25	—	—
Common stock issuable under ESPP	—	—	800	—	22	—	—
Deferred compensation related to stock options	—	—	—	—	2,960	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—

Balance at December 31, 2001	—	—	1,645,321	2	111,040	—	—
Issuance of common stock for options	—	—	32,008	—	121	—	—
Common stock issued under ESPP	—	—	3,531	—	26	—	—
Common stock issued for services	—	—	30,000	—	197	—	—
Issuance of common stock in conjunction with the private placement, net of issuance costs of $2,657	—	—	11,578,926	11	41,332	—	—
Repurchase of common stock	—	—	(1,666)	—	(13)	—	—
Deferred compensation related to stock options	—	—	—	—	(93)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—
Amortization of fair value of warrant discount	—	—	—	—	412	—	—
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated Other	Deficit Accumulated
	Subscriptions	Deferred	Comprehensive	During the	Total Stockholders'
	Receivable	Compensation	Income	Development Stage	Equity (Deficit)

Amortization of deferred compensation	—	1,324	—	—	1,324
Net loss	—	—	—	(14,284)	(14,284)

Balance at December 31, 1999	—	(2,215)	—	(35,828)	(8,656)
Issuance of Series C preferred stock at $11.70 per share for acquisition of Visionex	—	—	—	—	28,773
Issuance of Series D preferred stock at $5.63 per share	—	—	—	—	10,000
Issuance of common stock in conjunction with the initial public offering, net of issuance costs of $4,479	—	—	—	—	31,746
Conversion of Preferred Stock to common stock	—	—	—	—
Issuance of Common Stock from exercise of warrants	—	—	—	—	41
Issuance of common stock for options	—	—	—	—	362
Common stock issued for services	—	—	—	—	113
Deferred compensation related to stock options	—	(3,535)	—	—	—
Amortization of deferred compensation	—	3,165	—	—	3,165
Deemed dividend for preferred stockholders	—	—	—	(19,245)	(19,245)
Net loss	—	—	—	(21,857)	(21,857)
Foreign currency translation adjustment	—	—	(27)	—	(27)
Unrealized gain on investments	—	—	149	—	149
Comprehensive loss	—	—	—	—	(21,735)

Balance at December 31, 2000	—	(2,585)	122	(76,930)	24,564
Issuance of common stock for options	—	—	—	—	79
Common stock issued for cash	—	—	—	—	3,999
Common stock issued under ESPP	—	—	—	—	25
Common stock issuable under ESPP	—	—	—	—	22
Deferred compensation related to stock options	—	(2,960)	—	—	—
Amortization of deferred compensation	—	1,902	—	—	1,902
Net loss	—	—	—	(22,507)	(22,507)
Foreign currency translation adjustment	—	—	(14)	—	(14)
Unrealized loss on investments	—	—	(130)	—	(130)
Comprehensive loss	—	—	—	—	(22,651)

Balance at December 31, 2001	—	(3,643)	(22)	(99,437)	7,940
Issuance of common stock for options	—	—	—	—	121
Common stock issued under ESPP	—	—	—	—	26
Common stock issued for services	—	—	—	—	197
Issuance of common stock in conjunction with the private placement, net of issuance costs of $2,657	—	—	—	—	41,343
Repurchase of common stock	—	—	—	—	(13)
Deferred compensation related to stock options	—	93	—	—	—
Amortization of deferred compensation	—	2,160	—	—	2,160
Amortization of fair value of warrant discount	—	—	—	—	412
Net loss	—	—	—	(22,957)	(22,957)
Foreign currency translation adjustment	—	—	15	—	15
Unrealized loss on investments	—	—	(16)	—	(16)
Comprehensive loss	—	—	—	—	(22,958)

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM FEBRUARY 13, 1992 (INCEPTION) TO DECEMBER 31, 2002 (CONTINUED)
(in thousands, except share and per share data)

Preferred and
	Convertible				Additional	Common Stock
	Preferred Stock		Common Stock		Paid-in	Subscribed

	Shares	Amount	Shares	Amount	Capital	Shares	Amount

Balance at December 31, 2002	—	$—	13,288,120	$13	$153,022	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated Other	Deficit Accumulated
	Subscriptions	Deferred	Comprehensive	During the	Total Stockholders'
	Receivable	Compensation	Income	Development Stage	Equity (Deficit)

Balance at December 31, 2002	$—	$(1,390)	$(23)	$(122,394)	$29,228

See accompanying notes

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

				For the Period
	Years Ended			From February 13, 1992
				(Inception) To
	2002	2001	2000	December 31, 2002

OPERATING ACTIVITIES
Net loss	$(22,957)	$(22,507)	$(21,857)	$(103,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	2,160	1,902	3,165	8,571
Amortization of fair value of warrant discount and related accrued interest	467	—	—	467
Common stock issued for services	197	—	113	310
Forgiveness of note receivable	—	162	—	162
Depreciation and amortization	337	344	315	1,666
Changes in operating assets and liabilities:
Advanced payments — clinical trials and other current assets	(18)	611	(166)	(509)
Note receivable from officer	—	—	(10)	(162)
Accounts payable	20	285	(217)	911
Accrued compensation and related expenses	(112)	435	290	687
Accrued expenses — clinical trials and other accrued expenses	(746)	(136)	(2,406)	1,702
Deferred rent	8	(10)	(11)	10
Deferred income	(278)	5,000	—	4,722
License fee received from Visionex	—	—	—	5,000

Net cash used in operating activities	(20,922)	(13,914)	(20,784)	(79,567)
INVESTING ACTIVITIES
Purchases of marketable securities	(14,517)	(12,346)	(19,808)	(46,671)
Maturities of marketable securities	14,280	25,919	3,000	43,190
Purchase of equipment	(402)	(251)	(243)	(2,542)
Proceeds from refinancing under capital leases	—	—	—	827
Deposits and other assets	(9)	72	123	(53)
Cash acquired from Visionex transaction	—	—	4,403	4,403

Net cash (used in) provided by investing activities	(648)	13,394	(12,525)	(846)
FINANCING ACTIVITIES
Payments on obligation under capital leases	—	(15)	(250)	(827)
Proceeds from exercise of stock options	121	79	362	681
Proceeds from exercise of warrants	—	—	41	41
Proceeds from bridge loans with related parties	—	—	1,250	5,047
Payments on bridge loans with related parties	—	—	(1,750)	(3,755)
Proceeds from issuance of preferred stock	—	—	10,000	34,215
Repurchase of preferred stock	—	—	—	(56)
Proceeds from issuance of common stock and conversion of note payable, net of issuance costs	41,343	4,046	31,746	77,350

Net cash provided by financing activities	41,464	4,110	41,399	112,696
Effect of exchange rate changes on cash	15	(14)	(27)	(26)

Increase in cash and cash equivalents	19,909	3,576	8,063	32,257
Cash and cash equivalents at beginning of period	12,348	8,772	709	—

Cash and cash equivalents at end of period	$32,257	$12,348	$8,772	$32,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$6	$25	$30	$308

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued in exchange for bridge loans with stockholders and accrued interest	$—	$—	$—	$2,357

Extinguishment of liability through acquisition of Visionex	$—	$—	$5,000	$5,000

Series C preferred stock issued for acquisition of Visionex	$—	$—	$28,773	$28,773

Conversion of preferred stock to common stock	$—	$—	$64,269	$64,269

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.      Organization and Summary of Significant Accounting Policies

The Company

     ISTA was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. Some of the products that we are developing involve the use of highly purified formulations of hyaluronidase. Our lead ovine hyaluronidase-based product candidate, Vitrase®, is a proprietary drug for the treatment of vitreous hemorrhage and diabetic retinopathy. We are also developing products that are designed to treat glaucoma, hyphema, and ocular pain and inflammation.

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

Basis of Presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has been primarily engaged in research and development, and through December 31, 2002, the Company has incurred accumulated losses of $122.4 million, which includes the deemed dividend to preferred stockholders of $19.2 million (Note 9). The Company’s ability to transition from the development stage and ultimately, to attain profitable operations, is dependent upon obtaining sufficient working capital to complete the successful development of its products, FDA approval of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure. Management believes that the Company’s existing capital resources will enable the Company to fund operations for at least the next 12 months.

     On November 11, 2002, the stockholders approved a 1-for-10 reverse stock split. The reverse stock split reduced the outstanding number of shares but not the par value of the Company’s common stock. The stated capital on the Company’s balance sheet attributable to the outstanding shares of common stock (which is determined by multiplying the par value by the number of shares outstanding) was reduced proportionately based on the reverse stock split ratio of 1-for-10. However, the additional paid-in capital account on the Company’s balance sheet was increased by the amount by which the stated capital was reduced, so that the aggregate amount of the Company’s stockholders’ equity is unchanged by the reverse stock split. The per share net loss and the per share net book value of the Company’s common stock is also increased because there are fewer shares of common stock outstanding. All historical common stock shares and per share data have been adjusted for the reverse stock split throughout these financial statements for all periods presented.

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

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and short-term investments.

Property and Equipment

     Property and equipment are recorded at cost. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets. The Company has no capital leases for the year ended December 31, 2002.

Impairment of Long-lived Assets

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2002.

Research and Development Costs

     Expenditures relating to research and development are expensed in the period incurred. The Company also expenses costs incurred to obtain and prosecute patents, as recoverability of such expenditures is not assured. Approximately $211,000, $204,000 and $344,000 of patent-related costs were included in research and development expense in 2002, 2001 and 2000, respectively. From February 13, 1992 (inception) through December 31, 2002 the Company expensed approximately $1,255,000 related to these costs.

     Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research, costs related to development of commercial scale manufacturing capabilities for our lead product candidate Vitrase® and in process research and development costs related to the acquisition of three late-stage development compounds.

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

     Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services”, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured as the options vest.

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

Effect of New Accounting Standards

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144. Upon adoption in January 2002, SFAS No. 142 did not have a material effect on the financial position or results of operations of the Company.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and

Infrequently Occurring Events and Transactions”. Upon adoption in January 2002, SFAS No. 144 did not have a material effect on the financial position or results of operations of the Company.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” Management is currently evaluating the effect that the adoption of EITF 00-21 will have on its results of operations and financial position.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for the Company beginning January 1, 2003. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on the Company’s consolidated financial position and results of operations.

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

     The Company has excluded all preferred stock, outstanding options and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 2,071,864, 355,664 and 224,121 for the years ended December 31, 2002, 2001 and 2000, respectively.

Segment Reporting

     The Company currently operates in only one segment.

Comprehensive Income

     The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustment and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive loss.

     As of December 31, 2002, accumulated foreign currency translation adjustment and accumulated unrealized gain on investments were ($27,000) and $4,000, respectively.

Reclassifications

     Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2.      Balance Sheet Details

Property and Equipment

     Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	December 31,

	2002	2001

Property and equipment:
Equipment	$1,561	$1,314
Furniture and fixtures	452	366
Leasehold improvements	308	279

	2,321	1,959
Less accumulated depreciation and amortization	(1,442)	(1,140)

	$879	$819

     Total depreciation and amortization expense amounted to $337,000, $344,000 and $315,000 and $1,666,000 for the years ended December 31, 2002, 2001 and 2000 and for the period from February 13, 1992 (inception) to December 31, 2002, respectively.

Accrued Expenses

     Other accrued expenses consist of the following (in thousands):

	December 31,

	2002	2001

Accrued general expenses	$618	$996
Accrued contract manufacturing expenses	216	397
Accrued state tax payable	23	30
Accrued insurance premiums	—	131

	$857	$1,554

3.      Short-Term Investments

     At December 31, 2002 and 2001, short-term investments in marketable securities were classified as available-for-sale as follows (in thousands):

	Gross	Net
	Amortized	Unrealized	Estimated
	Costs	Gains	Fair Value

Short-term investments:
Corporate debt securities	$3,235	$19	$3,254

Balance at December 31, 2001	$3,235	$19	$3,254

U.S. Government & agencies	$3,451	$4	$3,455

Balance at December 31, 2002	$3,451	$4	$3,455

     The contractual maturities of all short-term investments classified as available-for-sale as of December 31, 2002 and 2001 are all within one year.

     Realized gains and losses were immaterial to the Company’s financial results for the years ended December 31, 2002 and 2001. Gross unrealized gains were $7,000, $20,000 and $157,000 and $184,000 for December 31, 2002, 2001 and 2000 and for the period from February 13, 1992 (inception) to December 31, 2002, respectively. Gross unrealized losses were $23,000, $1,000 and $8,000 and $32,000 for the years ended December 31, 2002, 2001 and 2000 and for the period from February 13, 1992 (inception) to December 31, 2002, respectively.

4.      Related Party Transactions

     A former executive of the Company is also a stockholder of a supplier with which the Company entered into an agreement in 1996 whereby the supplier provided certain manufacturing services to the Company. The agreement with the supplier was terminated in December 2001. For the years ended December 31, 2002, 2001 and 2000 and the period from February 13, 1992 (inception) to December 31, 2002, the Company purchased, $0, $0, $288,000 and $715,000, respectively, in services from the supplier.

     In 1997, the Company provided an unsecured loan to an officer in the amount of $126,000. In 2001, the principal amount of the loan plus all accrued interest was forgiven and recorded as an operating expense upon the resignation of the officer.

     During the years ended December 31, 2002, 2001 and 2000 and the period from February 13, 1992 (inception) to December 31, 2002, the Company made total payments of approximately $6,000, $7,000 and $41,000 and $189,000, respectively, to a management company owned by a stockholder of the Company for reimbursement of services performed on behalf of the Company.

5.      Stockholders’ Equity

Common and Preferred Stock

     During 2000, the Company issued 3,319,363 shares of Series C preferred stock at $11.70 per share to acquire all the outstanding capital stock of Visionex, which was convertible into 245,879 shares of common stock (see Note 9).

     Also during 2000, the Company issued 1,776,199 shares of Series D preferred stock at $5.63 per share to Allergan for proceeds of $10.0 million (see Note 10).

     On August 25, 2000, the Company closed on its initial public offering with the sale of 300,000 shares of common stock. On September 12, 2000, the underwriters of the Company’s initial public offering exercised their over allotment to purchase an additional 45,000 shares. The net proceeds from the initial public offering totaled $31.7 million. The Series A, B and C preferred stock converted on a one to 7.4 basis into 775,961 shares of common stock and the Series D preferred stock converted into 102,406 shares of common stock.

     On December 13, 2001, the Company sold, in a private placement, 84,567 shares of common stock to Otsuka for $4.0 million (see Note 11).

     On November 19, 2002, the Company sold, in a private placement, 10,526,306 shares of common stock to certain investors for $40.0 million. Additionally, $4.0 million of promissory notes were converted to 1,052,620 shares of common stock to several of the same investors.

     At December 31, 2002 and 2001 the Company had 5,000,000 shares of preferred stock authorized at a $.001 par value and no shares were issued and outstanding.

Preferred and Common Stock Subscribed

     Preferred and common stock subscribed at December 31, 1998, reflected 221,551 and 2,464 shares of the Company’s Series C preferred and common stock, respectively, subscribed by certain stockholders in December 1998 at a per share price of $5.63 and $7.60, respectively. A corresponding subscription receivable was included in stockholders’ equity as of December 31, 1998. In January 1999, the Company completed the subscribed transaction, and all preferred and common stock subscription amounts were received and all preferred and common stock and common stock warrants subject to the subscriptions were issued. The common stock warrants were not separately valued; therefore the entire proceeds from the transaction were included in preferred stock in the accompanying balance sheet.

Common Stock Warrants

     In connection with the Series C preferred stock financing completed during 1998 and 1999, the Company also sold to the investors warrants to purchase 85,472 shares of common stock, which were bundled with the preferred stock as a combined unit. Each of the combined units consists of 10 shares of preferred stock and five warrants to purchase .01 shares of common stock at $0.76 per share. The warrants expire upon the earlier of five years from the date of issuance or the closing of an initial public offering. The warrants also provide the holder with the option to receive common shares equal to the intrinsic value of the warrant at the time of warrant exercise (a “cashless exercise”). As the warrants were sold with the stock in a combined unit, the warrants were not separately valued and the proceeds from the financing were not allocated between Series C Preferred Stock and common stock. Accordingly, the entire proceeds from the financing are included in preferred stock in the accompanying balance sheet. In connection with the Company’s initial public offering in August 2000, all of the warrants were exercised for the purchase of shares of common stock. A total of 80,150 warrants were used to purchase 74,379 shares of common stock in a cashless exercise and 5,323 warrants were used to purchase 5,323 shares of common stock in a cash exercise.

     In November 2002, the Company consummated a private placement of $40.0 million of its common stock and warrants exercisable for an additional $6.0 million of common stock to certain investors with a purchase price of $3.80 per share. In addition, $4.0 million of promissory notes previously issued to several of the same investors in the Company’s September 2002 bridge financing were converted into 1,052,620 shares of the Company’s common stock concurrently with the consummation of the private placement.

     The warrants were accounted for under EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, which require the warrants to be recorded at their fair value as a discount on the underlying note. The fair value of the warrants was determined to be $412,000 under SFAS No. 123, “Accounting for Stock-Based Compensation”, using the Black-Scholes Valuation Model. The warrants were valued using the following assumptions: risk-free interest rate of 3%; dividend yield of 0%; expected volatility of 73%; and a term of five years. The value of the warrants was amortized as interest expense over the period of time the promissory notes were outstanding in 2002.

Employee Stock Purchase Plan

     In April 2000, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Stock Purchase Plan”), which initially provides for the issuance of a maximum of 20,000 shares of common stock.

     Eligible employees can have up to 15% of their earnings withheld, subject to certain maximums, to be used to purchase shares of the Company’s common stock every January and July. The price of the common stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair value of the common stock on the commencement date of the offering period or the specified purchase date. As of December 31, 2002, 4,331 shares had been issued to participants, with an additional 2,897 shares issuable at year end.

     The Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each year, beginning in 2001, equal to the lesser of 20,000 shares, 1.5% of the outstanding shares of common stock on the first day of the year, or a lesser amount as the Board of Directors may determine. As of January 1, 2003, the number of shares available for issuance increases to 200,000 shares, 1.5% of the outstanding shares of common stock on the first day of the year, or a lesser amount as the Board of Directors may determine.

Stock Compensation Plan

     The Company had reserved 53,618 shares of common stock under the 1993 Stock Plan (the “Plan”) for issuance to eligible employees, officers, directors and consultants. The Plan provided for the grant of incentive and nonstatutory stock options. Terms of the stock option agreements, including vesting requirements, were determined by the Board of Directors, subject to the provisions of the Plan. Options granted by the Company vest ratably over four years and are exercisable from the date of grant for a period of ten years. The option price equaled the estimated fair value of the common stock as determined by the Board of Directors on the date of the grant. Upon completion of the Company’s initial public offering in August 2000, the 1993 Stock Plan was terminated. No further option grants will be made under this Plan, and any shares reserved but not yet issued and cancellations under the 1993 Stock Plan will be made available for grant under the 2000 Stock Plan.

     In 2000, the Company’s stockholders approved the 2000 Stock Plan that became effective upon the completion of the Company’s initial public offering in August 2000. The 2000 Stock Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants. A total of 20,000 shares of common stock were initially reserved for issuance under the 2000 Stock Plan. The 2000 Stock Plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each year, beginning in 2000, equal to the lesser of 20,000 shares, 1.5% of the outstanding shares of common stock on the first day of the year, or a lesser amount as the Board of Directors may determine. As of January 1, 2003, the number of shares available for issuance increases to 200,000 shares, 1.5% of the outstanding shares of common stock on the first day of the year, or a lesser amount as the Board of Directors may determine. At the Special Shareholder Meeting on November 11, 2002, the shareholders approved an increase of 2,500,000 options available for issuance under the 2000 Stock Plan.

     As of December 31, 2002, a total of 827,417 shares of common stock were reserved for issuance under the 2000 Stock Plan.

     In December 2001, the Board of Directors granted our new Chief Executive Officer and President a stand-alone option agreement to purchase 100,461 shares of common stock of the Company for a purchase price of $20.00 per share.

     In June 2002, the Board of Directors granted our new Vice President, Sales & Marketing a stand-alone option agreement to purchase 30,000 shares of common stock of the Company for a purchase price of $8.50.

     In August 2002, the Board of Directors granted our new Vice President, Operations a stand-alone option agreement to purchase 15,000 shares of common stock of the Company for a purchase price of $6.90.

     A summary of the Company’s stock option activity and related information follows:

					Weighted-Average
	Shares	Price Per Share			Exercise Price

Outstanding at December 31, 1999	248,080	$2.03	–	$7.56	$5.88
Granted	68,722	$7.56	–	$104.00	$40.54
Exercised	(65,914)	$7.56	–	$104.00	$5.60
Canceled	(27,269)	$3.78	–	$7.56	$7.53

Outstanding at December 31, 2000	223,619	$2.03	–	$104.00	$16.92
Granted	174,275	$19.00	–	$51.25	$26.28
Exercised	(17,417)	$2.03	–	$7.56	$5.09
Canceled	(25,314)	$7.56	–	$104.00	$68.15

Outstanding at December 31, 2001	355,163	$2.03	–	$104.00	$17.35
Granted	1,773,670	$3.49	–	$16.10	$3.80
Exercised	(32,008)	$2.03	–	$7.56	$3.74
Canceled	(24,961)	$7.56	–	$104.00	$42.61

Outstanding at December 31, 2002	2,071,864	$2.03	–	$51.25	$5.66

     The following table summarizes information about options outstanding at December 31, 2002:

		Options Outstanding		Options Exercisable

Weighted Average
Range of		Remaining	Weighted Average	Number Exercisable	Weighted Average
Exercise Price	Number Outstanding	Contractual Life	Exercise Price	and Vested	Exercise Price

$2.03 – $51.25	2,071,864	7.96	$5.66	318,024	$9.23

     As required under SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the pro forma effects of stock-based compensation on net loss have been estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for the Company beginning January 1, 2003. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on the Company’s consolidated financial position and results of operations.

     The fair value of these options was estimated at the date of grant using the minimum value pricing model for grants prior to the initial public offering and the Black Scholes method for grants after the initial public offering with the following weighted average assumptions for 2002, 2001 and 2000: risk-free interest rate of 3.0%, 5.1% and 5.75%, respectively, zero dividend yield, volatility of 73% in 2002 and 2001 and 72% in 2000; and a weighted-average life of the option of five years. The estimated weighted average fair value of stock options granted during 2002, 2001 and 2000 was $3.15, $23.10 and $52.50, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands except per share data):

	Years Ended December 31,

	2002	2001	2000

Net loss attributable to common stockholders, as reported	$(22,957)	$(22,507)	$(41,102)
Pro forma net loss	$(23,675)	$(24,389)	$(41,920)
Net loss per share, basic and diluted, as reported	$(7.53)	$(14.43)	$(60.13)
Pro forma net loss per share, basic and diluted	$(7.77)	$(15.60)	$(61.30)

Shares Reserved for Future Issuance

     The following shares of common stock are reserved for future issuance at December 31, 2002:

Stock plans:
Options granted and outstanding	2,071,864
Reserved for future option grants	827,417

2,899,281
Stock purchase plan:
Reserved for future issuance	55,669

2,954,950

Deferred Compensation

     During the years ended December 31, 2002, 2001 and 2000 in connection with the grant of various stock options to employees, the Company recorded deferred stock compensation totaling $93,000, $2,960,000 and $3,535,000, respectively, representing the difference between the exercise price and the estimated market value of the Company’s common stock as determined by the Company’s management on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the years ended December 31, 2002, 2001 and 2000, the Company recorded amortization of deferred compensation expense of $2,160,000, $1,902,000 and $3,165,000, respectively. As of December 31, 2002, total charges to be recognized in future periods from amortization of deferred stock compensation are anticipated to be approximately $920,000, $374,000 and $96,000 for the years ending December 31, 2003, 2004 and 2005, respectively.

     In August 2001, the Company offered certain employees an opportunity to exchange certain of their existing stock options. These options are required to be accounted for as variable stock options in accordance with FIN 44. Variable stock options can result in significant increases and decreases in compensation expense subject to the variability of the Company’s stock price. There was no material impact on the financial statements in 2002 or 2001 as a result of the variable stock options.

6.       Commitments and Contingencies

Clinical Trial Agreements

     During 1998 and 1999, the Company entered into several agreements with contract research organizations to perform Phase III clinical trials in various countries. Upon early termination, the Company is subject to a termination fee of approximately $200,000 as defined in the agreements. The Company presently has no intention of terminating the agreements. As of December 31, 2002, the Company had approximately $3.4 million of future obligations relating to services to be provided under these agreements.

Lease Commitments

     The Company leases its corporate and laboratory facilities and certain equipment under various operating leases. As of December 31, 2002, the Company has made approximately $31,000 in cash deposits related to operating leases. Provisions of the facilities lease provide for abatement of rent during certain periods and escalating rent payments during the term. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Additionally, the Company is required to pay taxes, insurance and maintenance expenses related to the building. Rent expense on the facilities and equipment during 2002, 2001 and 2000 and the period from February 13, 1992 (inception) to December 31, 2002 was $452,000, $313,000 and $518,000 and $2,277,000, respectively.

     Future annual minimum payments under operating leases as of December 31, 2002 are as follows (in thousands):

Years Ending December 31:

2003	$360
2004	328
2005	81
2006	11

$780

Purchase Commitments

     The Company entered into a long-term supply agreement with a manufacturer of hyaluronidase in the United Kingdom (“UK”). The supply agreement provides for the UK manufacturer to supply, and the Company to purchase, certain minimum levels of ovine hyaluronidase. At December 31, 2002, the approximate future purchase commitment under the supply agreement is $914,000 for 2003.

7.       Income Taxes

     At December 31, 2002, the Company had federal and California income tax net operating loss carryforwards of approximately $72,573,000 and $67,939,000, respectively.

     The federal tax loss carryforwards will begin to expire in 2008, unless previously utilized. The California tax loss carryforwards will begin to expire in 2005, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $3,688,000 and $2,157,000, respectively. The federal research tax credit will begin to expire in 2010, unless previously utilized.

     Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s tax loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50% that have occurred. During 2002, a change in ownership as described in IRC Section 382, did occur and will limit the ability of the Company to utilize the net operating losses and tax credit carryforwards in the future.

     Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $40,040,000 has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,

	2002	2001

Deferred tax asset:
Net operating loss carryforwards	$29,307,000	$20,829,000
Research and development credits	5,091,000	4,383,000
Capitalized research and development	3,469,000	3,332,000
Deferred revenue	1,924,000	2,037,000
Other, net	249,000	306,000

Total deferred tax asset	40,040,000	30,887,000
Valuation allowance for deferred tax assets	(40,040,000)	(30,887,000)

	$—	$—

     A portion of the deferred tax assets related to net operating loss carryforwards as of December 31, 2002 include amounts related to stock option activity for which subsequent recognizable tax benefits, if any, will be credited to stockholders’ equity.

8.       Employee Benefit Plan

     The Company has a 401(k) Savings Plan covering substantially all employees that have been employed for at least three months and meet certain age requirements. Employees may contribute up to 15% of their compensation per year (subject to a maximum limit by federal tax law). The Company does not provide matching contributions to the 401(k) Savings Plan.

9.       Visionex Agreements and Acquisition

     Visionex was established in 1997, under the laws of Singapore, to engage in clinical, regulatory and marketing activities. During 1997, Visionex obtained from us the exclusive rights to register, import, market, sell and distribute Vitrase® and a product called Keraform® in East Asian markets, excluding Japan and Korea, for which Visionex paid us $5.0 million. Prior to our acquisition of Visionex (discussed below), investors who owned 66% of ISTA shares controlled 100% of Visionex shares.

     On March 8, 2000, we acquired Visionex by entering into an agreement with Visionex shareholders whereby we issued 3,319,363 shares of our Series C preferred stock, convertible into 245,879 shares of our common stock, to acquire all of the outstanding capital stock of Visionex. We assigned a fair value of $11.70 per share to the 3,319,363 shares of Series C preferred stock issued to effect the acquisition, at which time we recorded a deemed dividend of $19.2 million to recognize the excess of the value of the shares issued over the net assets acquired.

     Under Singapore tax law, Visionex was subject to a 15% withholding tax on a $5.0 million license that it paid to us in connection with a license to market, sell and distribute our Vitrase and corneaplasty products in certain countries in Southeast Asia. This withholding tax was waived by the Economic Development Board, or EDB, of Singapore subject to various conditions, including a commitment that Visionex would implement a proposed project to expand its business activities in Singapore to the benefit of the local economy. We substantially wound down Visionex operations in July 2002, and the proposed project was never implemented. Based upon a letter we recently received from the EDB and our assessment of our obligations with the EDB, management does not believe that we will be required to pay any withholding tax or related obligations in connection with the license fee. However, if we are required to pay this withholding tax, our financial condition will suffer.

     The Company’s consolidated financial statements for 2002 and 2001 include the operations of Visionex since the date of acquisition.

10.     Allergan Agreement

     In March 2000, the Company entered into a license agreement with Allergan, under which Allergan will be responsible for the marketing, sale and distribution of Vitrase® in the United States and all international markets, except Mexico (until April 2004) and Japan. Under a related supply agreement, the Company will supply all of Allergan’s requirements of Vitrase® at a fixed price per unit subject to certain future adjustments. The term of the license is ten full years after the date of the first commercial sale. Profits on the sale of Vitrase® in the United States will be shared equally between Allergan and the Company. The Company is responsible for all costs of product development, preclinical studies and clinical trials of Vitrase® and may receive up to $35.0 million in payments from Allergan upon the achievement of specified regulatory and development objectives.

     The Company also issued 1,776,199 shares of Series D preferred stock to Allergan at $5.63 per share for proceeds of approximately $10.0 million. These shares were converted into 102,407 shares of common stock upon completion of the Company’s initial public offering.

11.     Otsuka Agreement

     In December 2001, the Company entered into a license agreement with Otsuka, under which Otsuka will be responsible for the marketing, sale and distribution of Vitrase® in Japan. Under a related supply agreement, the Company will supply all of Otsuka’s requirements of Vitrase® at a fixed price per unit subject to certain future adjustments. The term of the license is the later of fifteen years from the date of first commercial sale of Vitrase® in Japan or the expiration of the last valid claim of the licensed patents. Currently, no patents for Vitrase® have been issued in Japan.

     The Company is responsible for all costs related to manufacturing, while Otsuka is responsible for preclinical studies, clinical trials and regulatory approval of Vitrase® in Japan. In December 2001, the Company received an initial license payment of $5.0 million and may receive an additional license payment upon regulatory approval of Vitrase® in Japan. Due to the Company’s continuing involvement with Otsuka under the license agreement and related supply agreement, the $5.0 million license fee was recorded as deferred revenue as of December 31, 2001 and is being amortized over the estimated life of the license agreement of 18 years.

12.     AcSentient Agreement

     In May 2002, the Company acquired substantially all the assets of AcSentient, Inc. The assets include United States marketing rights for a new formulation of timolol, which the Company has named ISTALOL™, a beta-blocking agent for treating glaucoma. AcSentient previously acquired rights to this compound from Senju. The assets acquired from AcSentient also included United States product rights to bromfenac, a topical non-steroidal anti-inflammatory compound for the treatment ocular inflammation, and worldwide marketing rights for Caprogel®, a novel compound for the treatment of hyphema. AcSentient previously acquired the rights to these two compounds from Senju and Eastern Virginia Medical School, respectively.

     The Company acquired the rights to these three compounds in exchange for $290,000 and 10,000 shares of the Company’s common stock valued at $99,000 ($9.90 per share). Additionally, the Company assumed the liabilities of two milestone payments to Senju ($750,000 and $500,000), a milestone payment to the Eastern Virginia Medical School ($65,000), legal expenses associated with the acquisition ($20,000) and a patent application fee for Caprogel® ($4,500). As of the date these compounds were acquired, they had not achieved feasibility and there is no significant alternative future use should the Company’s development efforts prove unsuccessful. Accordingly, the Company recorded an acquired in-process research and development charge of $1,728,500 in May 2002 related to the purchase of these compounds.

     The NDA for ISTALOL™ was submitted by Senju to the FDA in September 2002. The NDA included data from pre-clinical studies conducted in Japan, combined with data from a Phase I clinical study conducted in the United States and a multi-center Phase III clinical study recently completed in the United States. The Company anticipates initiating a Phase III study of bromfenac in the United States in the first half of 2003. The Company believes that data from this Phase III study, combined with pre-clinical and clinical study data from trials previously conducted in Japan, will be sufficient for the Company to submit an NDA for bromfenac in late 2003. The Company intends to initiate a Phase III study of Caprogel® in the second half of 2003. The Company believes that this Phase III study, in combination with a Phase III study of Caprogel® previously completed in the United States, will support our preparation and submission of an NDA in 2004; however, the timing for clinical development of Caprogel® may change based upon the Company's assessment, from time to time, of this product candidate's market potential, other product opportunities and other corporate priorities.

     The Company also issued 84,567 shares of common stock to Otsuka at $47.30 per share in a private placement for net proceeds of approximately $4.0 million.

13.      Geographic Information

     During 2002, the Company purchased certain laboratory and production equipment for use in the UK. In years past, the Company also purchased certain laboratory and production equipment in Mexico. Laboratory and production equipment located in these countries totaled $632,000, $443,000 and $180,000 at December 31, 2002, 2001 and 2000, respectively.

     The Company also has certain obligations denoted in foreign currency relating to clinical trials in Mexico, the UK, Poland, Germany, and the Netherlands. At December 31, 2002, 2001 and 2000 these obligations totaled $33,000, $61,000 and $24,000, respectively.

14.      Shareholder Rights Plan

     During January 2002, the Company adopted a Shareholder Rights Plan, whereby the Company issued a dividend of one right for each share of common stock of the Company held by stockholders of record as of the close of business on January 25, 2002. The plan was designed to contribute to the preservation of the Company’s long-term value for its stockholders and assure the stockholders’ fair value in the event of a future unsolicited business combination or similar transaction involving the Company.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of registrant
3.2	Certificate of Correction to Restated Certificate of Incorporation
3.3	Bylaws of the registrant, as amended (1)
3.4	Certificate of Amendment to Bylaws of the registrant
4.1	Specimen common stock certificate (1)
4.2	Preferred Stock Rights Agreement, dated as of December 31, 2001, between the registrant and Mellon Investor Services LLC (2)
4.3	First Amendment to the Preferred Stock Rights Agreement with Mellon Investor Services LLC, dated November 18, 2002 (3)
10.1	Amended and Restated Investors Rights Agreement dated as of March 29, 2000 (1)
10.2	1993 Stock Plan and forms of agreements thereunder (1)
10.3	2000 Stock Plan, as amended, and forms of agreements thereunder (1)
10.4	2000 Employee Stock Purchase Plan, as amended (1)
10.5	Form of Indemnification Agreement with executive officers and directors (1)
10.6	Clinical Development Agreement between Covance, Inc. and the registrant dated as of October 28, 1998, as amended (1)
10.7	Agreement between CroMedica Global Inc. and the registrant as of September 8, 1998 (1)
10.8	Agreement between CroMedica Global Inc. and the registrant as of May 19, 1999 (1)
10.9	Lease between the registrant and Aetna Life Insurance Company dated September 13, 1996 for leased premises located at Suite 100, 15279 Alton Parkway, Irvine, California (1)
10.10	Distributor Agreement between Laboratories Sophia S.A. de C.V. and the registrant as of April 23, 1998 (1)
10.11	Supply Agreement between Biozyme Laboratories, Ltd. and the registrant as of September 23, 1999 (1)
10.12	License Agreement between Allergan Sales, Inc., Allergan Sales, Ltd. and the registrant as of March 29, 2000 (1)(4)
10.13	Supply Agreement between Allergan Sales, Inc., Allergan Sales, Ltd. and the registrant as of March 29, 2000 (1)(4)
10.14	Amendment No. 1 to Contract Clinical Research Agreement with CroMedica Global, Inc., dated May 19, 1999 (5)
10.15	Amendment No. 2 to Contract Clinical Research Agreement with CroMedica Global, Inc., dated May 19, 1999 (5)
10.16	License Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (4)(6)
10.17	Supply Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (4)(6)
10.18	Security Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (4)(6)
10.19	Registration Rights Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (4)(6)
10.20	Amendment No. 3 to Contract Clinical Research Agreement with CroMedica Global, Inc., dated December 5, 2001 (7)

Exhibit Number	Description

10.21	Executive Employment Agreement between Vicente Anido, Jr., Ph.D. and the registrant, dated December 21, 2001 (7)
10.22	Stand-Alone Stock Option Agreement between Vicente Anido, Jr., Ph.D. and the registrant, dated December 21, 2001 (7)
10.23	Transition and Release Agreement between Edward H. Danse and the registrant, dated January 2, 2002 (7)
10.24	Facility Lease Amendment No. 1 with Alton Plaza Property, Inc. (7)
10.25	Facility Lease Amendment No. 2 with Alton Plaza Property, Inc. (7)
10.26	Asset Purchase and Sale Agreement with AcSentient, Inc., dated May 3, 2002 (8)
10.27	Master Services Agreement with R.P. Scherer West, Inc. doing business as SP Pharmaceuticals, dated June 7, 2002 (9)
10.28	Form of Change in Control Severance Agreement with certain officers (10)
10.29	Form of Change in Control Severance Agreement with (Thomas A. Mitro and Kirk McMullin.) (10)
10.30	Note and Warrant Purchase Agreement between the registrant and Investors, dated September 19, 2002 (11)
10.31	Form of Senior Secured Convertible Promissory Note issued under the Note and Warrant Purchase Agreement (11)
10.32	Form of Warrant issued under the Note and Warrant Purchase Agreement (11)
10.33	Common Stock and Warrant Purchase Agreement between the registrant and Investors, dated September 19, 2002 (11)
10.34	Form of Warrant to be issued under the Common Stock and Warrant Purchase Agreement (11)
10.35	Individual Non-Qualified Stock Option Agreement between Thomas A. Mitro and the registrant, dated July 1, 2002 (12)
10.36	Individual Non-Qualified Stock Option Agreement between Kirk McMullin and the registrant, dated August 5, 2002 (12)
10.37	Bausch & Lomb Pharmaceuticals, Inc. Contract Manufacturing Supply Agreement with registrant, dated November 25, 2002 (4)
10.38	Bausch & Lomb Pharmaceuticals, Inc. Contract Manufacturing Supply Agreement with registrant, dated February 6, 2003 (4)
21.1	Subsidiaries of the registrant (1)
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (contained in the signature page to this Report)
99.1	President and Chief Executive Officer's Certification Pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Vice President, Finance's Certification Pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Exhibits in the Company’s Registration Statement on Form S-1 (File No. 333-34120).

(2)	Incorporated by reference to the registrant’s report on Form 8-A filed with the Commission on January 22, 2002.

(3)	Incorporated by reference from the registrant’s Registration Statement on Form 8-A12G/A filed with the Commission on November 19, 2002.

(4)	Confidential treatment requested as to certain portions.

(5)	Incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 30, 2001.

(6)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission on January 2, 2002.

(7)	Incorporated by reference from the registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002.

(8)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission on May 6, 2002.

(9)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission on July 9, 2002.

(10)	Incorporated by reference from the registrant’s report on Form 10-Q for the period ended June 30, 2002 filed with the Commission on August 14, 2002.

(11)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission September 25, 2002

(12)	Incorporated by reference from the registrant’s Registration Statement on Form S-8 filed with the Commission on February 18, 2003