Form 10-K/A
period 2002-12-31
ISTA PHARMACEUTICALS INC
filed 2003-04-30
CIK 930553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

     As of June 28, 2002, the aggregate market value of the Registrant’s voting and non-voting common equities held by non-affiliates was approximately $11,525,000.

     As of February 18, 2003 there were 13,291,017 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

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

     In March 2002, we announced the preliminary results for our Phase III clinical studies of Vitrase® for the treatment of vitreous hemorrhage. The data from the two Phase III studies did not show a statistically significant improvement in the primary (surrogate) endpoint. However, further analysis has shown that for the 55 IU dose of Vitrase®, in both studies, there was a clinically meaningful and statistically significant decrease in the density of vitreous hemorrhage and a statistically significant difference in the proportion of patients with an improvement in best-corrected visual acuity at one and two months, which extended to the three-month post-treatment visit in the study conducted outside North America. Based on these improvements in visual function, and our review and discussions with the Food and Drug Administration (“FDA”) regarding the data from the two studies, we submitted the clinical section and the chemistry, manufacturing and controls (“CMC”) section of the New Drug Application (“NDA”) for Vitrase® for the treatment of vitreous hemorrhage in October 2002. The FDA accepted those sections of the Vitrase® NDA for review in December 2002, along with the pre-clinical pharmacology and toxicology section that was submitted in January 2002. On April 3, 2003, the FDA issued an “approvable” letter in which the FDA cited issues primarily related to the sufficiency of the efficacy data submitted with the NDA for Vitrase®. The FDA requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. We intend to discuss with the FDA the comments contained in the “approvable” letter and, based upon those discussions, determine the next appropriate steps in the review and approval process of Vitrase®.

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

     We are currently initiating a Phase III study of bromfenac in the United States. Assuming successful completion of our clinical studies, we anticipate submitting an NDA for bromfenac in early 2004. We are currently conducting feasibility studies for the commercialization of Caprogel®. Once completed, and if these studies yield promising results, we intend to pursue further clinical development of Caprogel® consistent with such studies’ results. However, the timing and scope for our development of Caprogel® may change based on our assessment, from time to time, of this product candidate's market potential, other product opportunities and our corporate priorities.

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

     On November 19, 2002, the Company consummated a private investment in public equity (or “PIPE”) transaction, involving a private placement of 10,526,306 shares of its common stock for the aggregate purchase price of approximately $40.0 million, or $3.80 per share, and warrants to purchase up to 1,578,946 shares of its common stock for an exercise price of $3.80 per share. Investors in the PIPE transaction included persons and entities affiliated with The Sprout Group, Sanderling Venture Partners, Investor Growth Capital Limited, Gund Investment Corporation, KBL Healthcare, MDS Capital, and Ontario Teachers’ Pension Plan Board. In addition, $4.0 million of promissory notes previously issued to several of the same investors in ISTA’s September 2002 bridge financing were converted into 1,052,620 shares of ISTA common stock, based upon the conversion price of $3.80 per share, concurrently with the consummation of the PIPE transaction. We believe this funding will enable us to execute on our plans to complete development work on our late-stage product candidates and introduce these products to the ophthalmic marketplace if they are approved by the FDA.

     We also took significant steps in 2002 to scale up ISTA’s manufacturing and marketing capabilities, in order to further enhance our ability to execute our strategic plan. We entered into two key manufacturing agreements for the supply of finished product from Cardinal Health and Bausch & Lomb Incorporated. We also added two senior management executives to bolster our operations and marketing capabilities: Thomas A. Mitro, Vice President, Sales and Marketing, and Kirk McMullin, Vice President, Operations. In March 2003 we added Lauren P. Silvernail as our Chief Financial Officer and Vice President, Corporate Development.

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

Product Development Programs

     We have five product candidates in clinical development. The following is a summary of our clinical product candidates:

Product	Indication	Development Status	Marketing Rights

Vitrase®	Vitreous hemorrhage	NDA Reviewed and FDA “Approvable” Letter Received	Allergan, Otsuka
Vitrase®	Diabetic retinopathy	Phase IIa	Allergan, Otsuka
ISTALOL™	Glaucoma	NDA Submission	—
Accepted for Review
Bromfenac	Ocular pain and	Phase III	—
inflammation
Caprogel®	Hyphema	Feasibility Study Ongoing	—

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

     Market Opportunity. Based on a market study prepared by Business Genetics, Inc. that we commissioned in February 1999, we believe that approximately 450,000 cases of vitreous hemorrhage occur each year in the United States, a total of 400,000 cases occur each year in the five largest European markets and 190,000 cases occur each year in Japan. Approximately 60% of all of these cases are due to diabetic retinopathy, 15% are due to trauma and 25% are due to other factors. As a result of the natural history of the disease, we believe Vitrase®, if approved, is unlikely to be used in all cases of vitreous hemorrhage. We believe that approximately half of all cases are candidates for treatment using Vitrase®.

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

     We have completed two Phase III trials of Vitrase® for the treatment of vitreous hemorrhage. These trials were prospective, randomized, parallel, placebo-controlled and double-masked studies. We conducted one of the trials, our North America trial, in the United States, Mexico and Canada with an enrollment of 750 patients. We conducted the other trial in Europe, Brazil, Australia and South Africa with an enrollment of 556 patients. Patients enrolled in the studies will continue to be monitored in 2003. We contracted with CroMedica Global, Inc. in connection with the North America trial and Covance Clinical Periapproval Services, Inc. in connection with the Europe, Brazil, Australia and South Africa trial to provide certain management and support services, including initiation visits with prospective candidates, site management, data accumulation, drug supply management and site audits.

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

     In March 2002, we announced the preliminary results for our Phase III clinical studies of Vitrase® for the treatment of vitreous hemorrhage. The data from the two Phase III studies did not show a statistically significant improvement in the primary (surrogate) endpoint. However, further analysis has shown that for the 55 IU dose of Vitrase®, in both studies, there was a clinically meaningful and statistically significant decrease in the density of vitreous hemorrhage and a statistically significant difference in the proportion of patients with an improvement in best-corrected visual acuity at one and two months, which extended to the three-month post-treatment visit in the study conducted outside North America. Based on these improvements in visual function, and our review and discussions with the Food and Drug Administration (“FDA”) regarding the data from the two studies, we submitted the clinical section and the chemistry, manufacturing and controls (“CMC”) section of the New Drug Application (“NDA”) for Vitrase® for the treatment of vitreous hemorrhage in October 2002. The FDA accepted those sections of the Vitrase® NDA for review in December 2002, along with the pre-clinical pharmacology and toxicology section that was submitted in January 2002. On April 3, 2003, the FDA issued an “approvable” letter in which the FDA cited issues primarily related to the sufficiency of the efficacy data submitted with the NDA for Vitrase®. The FDA requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. We intend to discuss with the FDA the comments contained in the “approvable” letter and, based upon those discussions, determine the next appropriate steps in the review and approval process of Vitrase®.

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

     Market Opportunity. According to published reports of IMS prescription data, the United States pharmaceutical market for the treatment of glaucoma exceeds $1.1 billion per year. As such, ISTALOL™ represents an important opportunity for the Company, with potential for excellent market penetration within a few years after product launch.

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

     Market Opportunity. According to published reports of IMS prescription data, the Company estimates the current global ophthalmic anti-inflammatory and allergies markets to be approximately $500 million and $630 million per year, respectively.

     Clinical/Regulatory Status. Phase I, Phase II and Phase III clinical studies of bromfenac have been completed in Japan and the product has been approved and was launched in 2000 in Japan. We are currently initiating a Phase III study of bromfenac in the United States. Assuming successful completion of our clinical studies, we anticipate submitting an NDA for bromfenac in early 2004.

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

     Market Opportunity. Based upon a market study prepared by the Matson Jack Group, Hyphema is estimated to affect approximately 50,000 patients per year in the United States and currently there is no available pharmaceutical agent approved for its treatment.

     Clinical/Regulatory Status. We are currently conducting feasibility studies for the commercialization of Caprogel®. Once completed, and if these studies yield promising results, we intend to pursue further clinical development of Caprogel® consistent with such studies’ results. However, the timing and scope for our development of Caprogel® may change based on our assessment, from time to time, of this product candidate’s market potential, other product opportunities and our corporate priorities. Caprogel® has received an orphan drug designation for the treatment of hypherma from the FDA, which may result in ISTA receiving a seven year market exclusivity privilege

     We continually evaluate new opportunities for late-stage or currently marketed complementary product candidates and, if and when appropriate, intend to pursue such opportunities through further product acquisitions and related development activities. ISTA’s ability to execute on such opportunities in some circumstances will be dependant upon our ability to raise additional capital on commercially reasonable terms.

Collaboration With Allergan

     In March 2000, we began a collaboration with Allergan, Inc. with respect to the development and commercialization of Vitrase® worldwide (other than in Mexico until April 2004 and Japan) for certain ophthalmic uses, including a license agreement for the marketing, sale and distribution of Vitrase®, a supply agreement for Vitrase® and a stock purchase agreement for $10.0 million of our Series D preferred stock. These shares of Series D Preferred Stock were subsequently converted into 102,407 shares of our common stock. Allergan is a leading provider of eye care and specialty pharmaceutical products throughout the world. A joint operating committee has been constituted and consists of an equal number of members from each company who will oversee development, regulatory and marketing activities with respect to Vitrase®, as more fully described below.

     Under the terms of our agreements with Allergan:

•	Development. We are responsible for all product development, preclinical studies and clinical trials in support of marketing approvals of Vitrase® for the treatment of vitreous hemorrhage in the United States and Europe. We are also responsible for all preclinical studies and clinical trials to demonstrate the safety and efficacy of Vitrase® for the treatment of diabetic retinopathy.

•	Regulatory Approvals. We are responsible for applying for and obtaining regulatory approval of Vitrase® in the United States and in the European Union. Allergan will be responsible for applying for and obtaining regulatory approvals of Vitrase® in markets outside the United States and the European Union where it deems appropriate, other than Mexico (until April 2004) and Japan.

•	Manufacturing. We are responsible for the manufacture of Vitrase® and, if approved, for supplying all of Allergan’s requirements for Vitrase® during the term of the license agreement.

•	Marketing. In the United States, Allergan will be responsible for the overall management of marketing, sale and distribution activities for Vitrase® through its established sales and marketing organization. Under the terms of the license agreement, we will employ medical specialists in the United States to assist in physician training and usage development. In all markets outside the United States, except Mexico and Japan, Allergan will be solely responsible for the marketing, sale and distribution of Vitrase®.

•	Milestone Payments. Allergan has agreed to pay us up to $35.0 million in milestone payments based on our achievement of specified regulatory and development objectives with respect to Vitrase® for the treatment of vitreous hemorrhage and diabetic retinopathy. To date, we have not earned any milestone payments from Allergan and we cannot guarantee that we will receive any future milestone payments.

•	Profit Sharing and Royalties. In the United States, we will share profits on the sale of Vitrase® with Allergan on a 50/50 basis during the term of the license agreement. In all markets outside the United States, except Mexico (until April 2004) and Japan, we will receive a royalty on all sales of Vitrase® by Allergan.

•	Term and Termination. Allergan’s license to market, sell and distribute Vitrase® in the United States will expire ten full calendar years following the date of its first commercial sale, at which time all commercial rights for Vitrase® in the United States will revert to us. Allergan’s obligation to pay royalties will terminate on a country-by-country basis upon the latest of 10 full calendar years following the date of the first commercial sale in each particular country and the expiration date of the last-to-expire licensed patent relating to Vitrase® in that country. Allergan may terminate the license agreement at any time with three months notice to us. We may terminate the license agreement on a country-by-country basis in certain countries if Allergan fails to commercialize Vitrase® within 12 months of regulatory approval in that country.

•	Board of Director Representation and Visitation Rights. Allergan has the right to request that we nominate an Allergan representative to our Board of Directors. In the event that the Allergan nominee is not elected to the Board of Directors,

Allergan has certain visitation rights, which include the designation of an Allergan representative to attend and observe all of our Board of Director meetings.

Collaboration With Otsuka

     In December 2001, we began a collaboration with Otsuka Pharmaceutical Co., Ltd. with respect to the commercialization of Vitrase® in Japan for certain ophthalmic uses, including a license agreement for the clinical development, regulatory approval, marketing, sale and distribution of Vitrase®, a supply agreement for Vitrase® and a securities purchase agreement for 84,567 shares of our common stock for the aggregate purchase price of $4.0 million. Otsuka is part of the Otsuka Group, headquartered in Tokyo, Japan and has a diverse portfolio including ophthalmic, central nervous system, cardiovascular, circulatory, gastro-intestinal, respiratory, oncological and dermatological products.

     Under the terms of our agreements with Otsuka:

•	Clinical Development. Otsuka is responsible for all preclinical studies and clinical trials in support of marketing approval of Vitrase® for the treatment of vitreous hemorrhage in Japan. Otsuka is also responsible for all preclinical studies and clinical trials for regulatory approvals for additional indications including the treatment of diabetic retinopathy.

•	Regulatory Approvals. Otsuka is responsible for applying for and obtaining regulatory approval of Vitrase® in Japan. Otsuka will also be responsible for obtaining National Health Insurance pricing approval for Vitrase® from the Japanese Ministry of Health. We will be responsible for providing Otsuka with copies of preclinical and clinical data and study reports and other documents in connection with our regulatory filings for Vitrase® in the United States.

•	Manufacturing. We are responsible for the manufacture of Vitrase® and for the supply of all of Otsuka’s requirements for clinical trials in Japan. If approved, we will also be responsible for supplying all of Otsuka’s commercial product requirements for Vitrase® during the term of the license agreement.

•	Marketing. Otsuka will be responsible for the overall management of marketing, sales and distribution activities for Vitrase® in Japan through its established sales and marketing organization.

•	Milestone Payments. Otsuka paid us a non-refundable license fee as part of the license agreement. Otsuka has also agreed to pay us a milestone payment upon regulatory approval of Vitrase® for the treatment of vitreous hemorrhage in Japan. To date, we have not earned this milestone payment from Otsuka and we cannot guarantee that we will receive this milestone payment in the future.

•	Commercial Purchase of Vitrase®. Otsuka is required to purchase Vitrase® from us at a percentage of the annual National Health Insurance price as established for Vitrase® in Japan during the term of the license agreement, unless we are unable to supply Vitrase® to Otsuka. If we are unable to supply Vitrase® to Otsuka and Otsuka, or a third party, is required to manufacture Vitrase® to meet Otsuka’s supply requirements, we will only receive a royalty on sales of Vitrase® by Otsuka.

•	Term and Termination. Our agreements with Otsuka will terminate upon the latest of 15 full calendar years following the date of the first commercial sale of Vitrase® in Japan and the expiration date of the last-to-expire licensed patent relating to Vitrase® in Japan. Otsuka may terminate the agreements at any time with six months notice to us. We may terminate the agreements if Otsuka fails to submit an application for regulatory approval of Vitrase® in Japan within 12 months of completing all necessary clinical trials and the initial meeting with the Japanese Ministry of Health to review the clinical trial results.

Collaboration With Senju

     In May 2002, the Company expanded its late-stage product portfolio, acquiring three promising therapeutic products with ophthalmic applications from AcSentient. The costs associated with this acquisition were approximately $1.7 million. ISTALOL™ and bromfenac were products developed by Senju. As a result of this acquisition, we began a collaboration with Senju including individual license agreements for the commercialization of ISTALOL™ and bromfenac in the United States. These license agreements were originally executed between Senju and AcSentient. The full rights and obligations of AcSentient under both license agreements were transferred to ISTA as a part of the acquisition agreement between ISTA and AcSentient, with such transfer approved by Senju.

     Under the terms of our agreements with Senju:

•	Clinical Development. Senju is responsible for completing development activities for ISTALOL™. ISTA is responsible for completing development activities for bromfenac. Assuming successful completion of our clinical studies, we anticipate submitting an NDA for bromfenac in early 2004.

•	Regulatory Approvals. Senju was responsible for preparing and submitting an NDA to the FDA for ISTALOL™. Senju submitted this NDA in September 2002, and the FDA accepted it for review in November 2002. ISTA is responsible for the preparation and submission of an NDA to the FDA for bromfenac following the successful conclusion of the Phase III clinical study. All follow-up activities with the FDA for both ISTALOL™ and bromfenac will be handled by ISTA.

•	Manufacturing. ISTA will be responsible for the manufacture of ISTALOL™ and bromfenac.

•	Marketing. ISTA will be responsible for the overall management of marketing, sales and distribution activities for ISTALOL™ and bromfenac in the United States.

•	Milestone Payments. ISTA will be required to pay to Senju certain non-refundable milestone payments relating to the development process and regulatory approval of both ISTALOL™ and bromfenac.

•	Term and Termination. The license agreements with Senju will terminate upon the last-to-expire licensed patent in the United States relating to ISTALOL™ and bromfenac, respectively. Neither party is entitled to terminate the agreements without cause.

Collaboration With the Eastern Virginia School of Medicine

     Caprogel® was initially licensed by AcSentient from the Eastern Virginia School of Medicine. In May 2002, as part of our AcSentient asset acquisition, ISTA acquired worldwide marketing rights for Caprogel®. The full rights and obligations of AcSentient under the Eastern Virginia School of Medicine license agreement were assigned to ISTA as a part of the acquisition agreement between ISTA and AcSentient, with such transfer approved by the Eastern Virginia School of Medicine.

     Under the terms of our agreements with the Eastern Virginia School of Medicine:

•	Clinical Development. ISTA is responsible for completing development activities for Caprogel®. We are currently conducting feasibility studies for the commercialization of Caprogel®. Once completed, and if these studies yield promising results, we intend to pursue further clinical development of Caprogel® consistent with such studies results. However, the timing and scope for our development of Caprogel® may change based on our assessment, from time to time, of this product candidate's market potential, other product opportunities and our corporate priorities.

•	Regulatory Approvals. ISTA is responsible for the preparation and submission of an NDA to the FDA for Caprogel® assuming the successful conclusion of our clinical study efforts. All follow-up activities with the FDA for Caprogel® will be handled by ISTA.

•	Manufacturing. ISTA will be responsible for the manufacture of Caprogel®.

•	Marketing. ISTA will be responsible for the overall management of marketing, sales and distribution activities for Caprogel® on a worldwide basis.

•	Royalties. The Eastern Virginia School of Medicine will receive royalty payments on all sales of Caprogel® by ISTA worldwide.

•	Term and Termination. The license agreement with the Eastern Virginia School of Medicine will terminate upon the last-to-expire licensed patent in the United States relating to Caprogel®. ISTA may terminate the license agreement with the Eastern Virginia School of Medicine upon three months prior written notice.

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

Patents and Proprietary Rights

     Our success will depend in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our inventions. To date, we have filed six U.S. patent applications for Vitrase® technologies, two of which have been issued claiming uses of ovine hyaluronidase to clear vitreous hemorrhage, U.S. Patent Nos. 6,039,943 (expiring on August 24, 2018) and 5,866,120 (expiring on January 1, 2015), one of which is pending seeking to claim an additional use of ovine hyaluronidase to clear vitreous hemorrhage and one of which is pending seeking to claim a use of ovine hyaluronidase to treat other vitreoretinal disorders.

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

Marketing and Sales

     Upon receipt of applicable regulatory approvals, we plan to market and distribute Vitrase® in the United States and all international markets, except Mexico (until April 2004) and Japan, through our collaboration with Allergan. We have a distribution agreement with Laboratorios Sophia S.A. de C.V. providing for the marketing, sales and distribution of Vitrase® in Mexico until April 2004. Pursuant to our agreement with Laboratorios Sophia we are entitled to 75% of the final retail price for all sales of Vitrase® by Laboratorios Sophia. The agreement with Laboratorios Sophia may not be terminated by either party without cause. We have an agreement with Otsuka providing for the development and commercialization of Vitrase® in Japan. In the United States, the primary target market for Vitrase® will initially be retinal specialists to whom most patients with vitreous hemorrhage are referred.

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

     In October 1998, the FDA granted our application for fast-track designation for Vitrase® for the treatment of vitreous hemorrhage. During 2002 we submitted three sections of the Vitrase® NDA as they were completed. The pre-clinical pharmacology and toxicology section was submitted in January 2002. The clinical section and the chemistry, manufacturing and controls (“CMC”) section were submitted in October 2002. The FDA accepted those sections of the Vitrase® NDA for review in December 2002, along with the pre-clinical pharmacology and toxicology section that was submitted in January 2002. On April 3, 2003, the FDA issued an “approvable” letter in which the FDA cited issues primarily related to the sufficiency of the efficacy data submitted with the NDA for Vitrase®. The FDA requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. We intend to discuss with the FDA the comments contained in the “approvable” letter and, based upon those discussions, determine the next appropriate steps in the review and approval process of Vitrase®.

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

Manufacturing

     Ovine hyaluronidase, the active pharmaceutical ingredient used in Vitrase®, is sourced from ovine testes and processed in several stages to produce a highly purified raw material for formulation. We have a supply agreement with Biozyme Laboratories Limited (Biozyme) for cGMP-grade ovine hyaluronidase for use in ophthalmic applications. The ovine hyaluronidase is lyophilized, or freeze dried, by Biozyme and delivered to our contract manufacturer for formulation and filling of dose specific vials. Vitrase® is currently required to be stored under refrigerated conditions prior to its use. We have entered into an agreement with R. P. Scherer West, Inc. (dba SP Pharmaceuticals, Inc.) to manufacture commercial quantities of Vitrase®. R. P. Scherer West is a wholly owned subsidiary of Cardinal Health. Under the terms of the agreement, Cardinal Health Sterile Technologies, a member of Cardinal Health’s Pharmaceutical Technologies & Services group, will manufacture, package and perform certain manufacturing quality assurance and quality control tests on the product in accordance with specifications provided by us. Currently, Biozyme and Cardinal Health are our sole sources for ovine hyaluronidase and finished product, respectively. We are seeking additional manufacturing sources for these products.

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

     Risks Related to Our Company

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

     Although we recently received an “approvable” letter from the FDA with respect to ISTA’s NDA for Vitrase® for the treatment of vitreous hemorrhage, the FDA has requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. There can be no assurances that the FDA will approve our NDA for Vitrase®, even if we decide to and are successfully able to undertake the further analysis and clinical testing requested by the FDA.

     Clinical testing of pharmaceutical products is also a long, expensive and uncertain process. Even if initial results of preclinical studies or clinical trial results are positive, we may obtain different results in later stages of drug development, including failure to show desired safety and efficacy. Our bromfenac product, a topical non-steroidal anti-inflammatory compound for the treatment of ocular inflammation is currently undergoing clinical trials. The clinical trials of any of our product candidates could be unsuccessful, which would prevent us from obtaining regulatory approval and commercializing the product.

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

     In addition, we intend to market our products, and perhaps have certain of our products manufactured, in foreign countries. The process of obtaining approvals in foreign countries is subject to delay and failure for similar reasons.

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

If we are unable to sufficiently develop our sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize products.

     We currently are in the process of developing our sales, marketing and distribution capabilities. However, our current capabilities in these areas are limited. In order to commercialize any products, we must internally develop substantial sales, marketing and distribution capabilities, or establish collaborations or other arrangements with third parties to perform these services. We do not have extensive experience in these areas, and we may not be able to establish adequate in-house sales, marketing and distribution capabilities or engage and effectively manage relationships with third parties to perform any or all of such services. For example, we intend to rely on Allergan to commercialize Vitrase® in the United States, and Otsuka Pharmaceuticals, Co. Ltd. to market Vitrase® in Japan. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, whose efforts may not be successful.

We have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.

     We have only a limited operating history upon which you can evaluate our business. We have never been profitable, and we might never become profitable. As of December 31, 2002, our accumulated deficit was $122.4 million, including a net loss of approximately $23.0 million for the year ended December 31, 2002. We have not generated any revenue from product sales to date, and we may never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. As of December 31, 2002, we had approximately $35.7 million in cash and short-term investments and working capital of $33.0 million. We anticipate that our existing capital resources will enable us to fund operations for at least the next twelve months. We may be required to raise additional capital in the future. If we are required to raise additional capital in the future there can be no assurance that the additional financing will be available on favorable terms.

We may be unable to execute our strategic plan to transition to a fully-integrated specialty pharmaceutical company, which could have a material adverse impact on our business and financial condition.

     Our strategy to acquire or in-license ophthalmic pharmaceutical products, either currently marketed or in late-stage development, will be dependent upon a number of factors including identifying such acquisition opportunities, successfully negotiating favorable terms with third parties for the acquisition or licensing of such products and our ability to raise additional capital to facilitate the acquisition or licensing of such products. Furthermore, we have limited sales, marketing and distribution capabilities to support the marketing of any products, and we do not have experience in managing third-party manufacturers of any products in commercial quantities. In addition, if we acquire or in-license late-stage development products, our ability to successfully commercialize such products will also be dependent on our ability to successfully complete development of such products, including obtaining the necessary regulatory approvals. For example, we have in-licensed U.S. marketing rights to ISTALOL™ and bromfenac from Senju Pharmaceutical, and we have in-licensed worldwide rights to Caprogel® from the Eastern Virginia School of Medicine. Senju is responsible for the development of ISTALOL™, including obtaining the necessary regulatory approvals in the United States. The Company is responsible for the further development of bromfenac and Caprogel®.

     We may not be able to identify any product acquisition opportunities or be successful in negotiating favorable terms for any such product acquisitions. Should we be successful in acquiring or licensing any products, we will need to establish and enhance our sales, marketing, distribution and manufacturing capabilities, each of which will require substantial financial and management resources. Our failure to establish effective sales, marketing, distribution and manufacturing capabilities on a timely basis would adversely affect our ability to commercialize any acquired products. If we are unable to execute our strategic plan to transition to a fully-integrated specialty pharmaceutical company on a timely basis, our ability to generate revenues would be substantially impaired which would materially harm our business and financial condition.

If we have problems with our contract manufacturers, our product development and commercialization efforts could be delayed or stopped.

     We have entered into a master services agreement with R.P Scherer West, Inc. (which was subsequently acquired by Cardinal Health), for the manufacture of commercial quantities, if approved, of our Vitrase® finished product. We have also entered into a manufacturing services agreement with Bausch and Lomb for the manufacture of commercial quantities, if approved, of our ISTALOL™ and bromfenac products. To date, we have needed these products only in amounts sufficient for clinical trials. Before any contract manufacturer can produce commercial quantities of a product, we must demonstrate to the FDA’s satisfaction that the product source for commercial quantities is substantially equivalent to the supply of the product used in our clinical trials. Such demonstration may include the requirement to conduct additional clinical trials. In addition, the manufacturing facilities of all of our contract manufacturers must comply with current Good Manufacturing Practice regulations, which the FDA strictly enforces. Moreover, the facilities of the contract manufacturer must undergo and pass pre-approval inspection by the FDA before any of our products can be approved for manufacture. We cannot assure you that Cardinal Health or Bausch and Lomb will be able, as applicable, to develop processes necessary to produce substantially equivalent product or that regulatory authorities will approve them as a manufacturer. Failure to develop necessary production processes or receive regulatory approval could delay or stop our efforts to develop and commercialize our product candidates.

Our strategic partners may not perform their duties under our agreements, in which case our ability to commercialize our products may be significantly impaired.

     We have entered into collaborations with Allergan, Inc. and Otsuka Pharmaceuticals, Co. Ltd. relating to Vitrase®, and with Senju Pharmaceuticals relating to ISTALOL™ and bromfenac. If we obtain regulatory approval for Vitrase® in the United States and Europe, we will be dependent on Allergan for the commercialization of Vitrase® in the United States and Europe. We will depend on Otsuka for obtaining regulatory approval of Vitrase® in Japan, and if such approval is obtained, we will be dependent upon Otsuka for the commercialization of Vitrase® in Japan. We will also be dependent on Senju Pharmaceuticals for obtaining regulatory approval for ISTALOL™ in the United States. The amount and timing of resources that Allergan, Otsuka, and Senju dedicate to our collaborations is not within our control. Accordingly, any breach or termination of our agreements by these collaborators could delay or stop the development and/or commercialization of our product candidates. Our collaborative partners may change their strategic focus, terminate our agreements, or pursue alternative technologies. Although our agreements with Allergan, Otsuka and Senju contain reciprocal terms providing that neither we nor they may develop products that directly compete in the same form with the products involved in the collaboration, there can be no assurances that our collaborators will not develop competing products in different forms or products that compete indirectly with our products. Accordingly, unfavorable developments in our relationship with our strategic partners could have a significant adverse effect on us and our financial condition.

If we have problems with our sole source suppliers, our product development and commercialization efforts for our product candidates could be delayed or stopped.

     Some materials used in the Company’s products are currently sourced from a single source. Biozyme Laboratories, Ltd. is currently our only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase®. If approved, commercial quantities of Vitrase® will be supplied by Cardinal Health as the sole source. ISTALOL™ and bromfenac, if approved, will be supplied by a single source, Bausch and Lomb. The Company has not established and may not be able to establish arrangements with additional suppliers for these ingredients or products. Difficulties in our relationship with our sole source suppliers or delays or interruptions in such suppliers’ supply of our requirements could limit our ability to provide sufficient quantities of our products, on a timely basis, for clinical trials and, if our products are approved, could limit commercial sales, which would have a material adverse effect on our business and financial condition. While we are currently pursuing additional sources for these products and materials, our success in establishing such additional supply arrangements cannot be assured.

     We depend on our Chief Executive Officer, Vicente Anido, Jr., Ph.D., to execute our strategic plan to transition to a fully-integrated specialty pharmaceutical company.

     Our success largely depends on the skills, experience and efforts of our Chief Executive Officer, Vicente Anido, Jr., Ph.D. We have entered into a written employment agreement with Dr. Anido that can be terminated at any time by the Company or by Dr. Anido. In the event Dr. Anido’s employment is terminated, other than voluntarily or for cause, Dr. Anido will receive nine months of salary as severance compensation. In the event Dr. Anido’s employment is terminated after a change of control of the Company (such as a merger where the Company is bought by another entity, or a sale of substantially all of the assets of the Company), other than voluntarily or for cause, then Dr. Anido’s stock options will immediately vest and become exercisable in full, and Dr. Anido will receive twenty-four months of salary as severance compensation. In addition, we do not maintain “key person” life insurance policies covering Dr. Anido. The loss of Dr. Anido would jeopardize our ability to execute our strategic plan and materially harm our business.

Risks Related to Our Industry

Our suppliers and manufacturers are subject to regulation by the FDA and other agencies, and if they do not meet their commitments, we would have to find substitute suppliers or manufacturers, which could delay the supply of our products to market.

     Regulatory requirements applicable to pharmaceutical products make the substitution of suppliers and manufacturers costly and time consuming. We have no internal manufacturing capabilities and are, and expect to be in the future, entirely dependent on contract manufacturers and suppliers for the manufacture of our products and for their active ingredients. The disqualification of these suppliers through their failure to comply with regulatory requirements could negatively impact our business because the delays and costs in obtaining and qualifying alternate suppliers (if such alternative suppliers are available, which we cannot assure) could delay clinical trials or otherwise inhibit our ability to bring approved products to market, which would have a material adverse affect on our business and financial condition.

We may be required to initiate or defend against legal proceedings related to intellectual property rights, which may result in substantial expense, delay and/or cessation of our development and commercialization of our products.

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

     We currently have 56 patent applications pending. In the event any patents are issued to us as a result of such applications, there can be no assurance that such patents will provide a basis for commercially viable products, will provide us with any competitive advantages, or will not face third party challenges or be the subject of further proceedings limiting their scope or enforceability.

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

     The Company licenses patents held by the Eastern Virginia School of Medicine (for Caprogel®) and Senju Pharmaceutical (for ISTALOL™ and bromfenac). The license agreements with these licensors provide that the licensor is responsible for prosecution, maintenance, protection and defense of such patents, at the licensor’s cost with respect to the agreements with Senju, and at our cost with respect to the agreement with the Eastern Virginia School of Medicine. If the licensor chooses not to protect its own patent rights, we may not be able to take actions to secure our related product marketing rights.

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

     We currently maintain clinical trial liability insurance with per occurrence and aggregate coverage limits of $5 million. The coverage limits of our insurance policies may be inadequate to protect us from any liabilities we might incur in connection with clinical trials or the sale of our products. Product liability insurance is expensive and in the future may not be available on commercially acceptable terms, or at all. A successful claim or claims brought against us in excess of our insurance coverage could materially harm our business and financial condition.

Risks Relating to Our Stock

Our stock price is subject to significant volatility.

     During the two most recent fiscal years and up until the present, the daily closing price per share of our common stock has ranged from a high of $133.75 per share to a low of $2.60 per share. Our stock price has been and may continue to be subject to significant volatility. The following factors, in addition to other risks and uncertainties described in this section and elsewhere in this report, may cause the market price of our common stock to fall:

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

     As a result of our recent PIPE financing transaction, the PIPE investors received approximately 11.6 million shares of our common stock. The shares of common stock issued in connection with the PIPE transaction represented approximately 87% of our common stock. In connection with our PIPE financing transaction, we also issued warrants to the PIPE investors that are exercisable for the purchase of up to an aggregate of 1,578,946 shares of our common stock based upon a purchase price of $3.80 per share. The exercise of these warrants could result in significant dilution to shareholders at the time of exercise.

     The PIPE investors also entered into “lock-up” agreements with the Company that impose restrictions on the ability of the PIPE investors to sell or otherwise dispose of the shares of our common stock that they received in the PIPE transaction. These “lock-up” restrictions expire on May 19, 2003. We will file a registration statement on Form S-3 to cover the shares issued to the PIPE investors and issuable upon conversion of the warrants. In the future, we may issue additional options, warrants or other derivative securities convertible into our Common Stock.

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

Our stockholder rights plan, provisions in our charter documents, and Delaware law may inhibit a takeover of the Company, which could limit the price investors might be willing to pay in the future for our common stock, and could entrench management.

     We have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals, thereby entrenching current management and possibly depressing the market price of our common stock. The rights issued under the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include:

•	a classified board of directors,

•	the ability of the board of directors to designate the terms of and issue new series of preferred stock,

•	advance notice requirements for nominations for election to the board of directors, and

•	special voting requirements for the amendment of our charter and bylaws.

     We are also subject to anti-takeover provisions under Delaware law, each of which could delay or prevent a change of control. Together these provisions and the rights plan may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for common stock.

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

Recent Sales of Unregistered Securities

     In December 2001, we completed the private placement of 84,567 shares of common stock at a price of $47.30 per share as part of our collaboration with Otsuka Pharmaceuticals, Co. Ltd. for the rights for Vitrase® in Japan.

     In September 2002, we completed the private placement of $4.0 million of secured promissory notes and warrants exercisable for an additional $1 million (263,158 shares) of common stock at an initial exercise price of $3.80, subject to customary antidilution adjustments. The conversion price of the promissory notes was $3.80, resulting in an issuance upon conversion of 1,052,620 shares of our common stock when the notes were converted, as discussed in the following paragraph.

     In November 2002, we completed the private placement of 10,526,306 shares of common stock at a price of $3.80 per share pursuant to the Common Stock and Warrant Purchase Agreement by and among the Company and certain investors, including warrants to purchase up to 1,578,946 shares of its common stock for an exercise price of $3.80 per share. In addition, $4.0 million of promissory notes previously issued to several of the same investors were converted into 1,052,620 shares of ISTA common stock, based upon the conversion price of $3.80 per share.

     The sale and issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The recipient of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions these sales were made without general solicitation or advertising. Each recipient was an accredited investor in the securities purchase agreements applicable to the transaction. All recipients had adequate access, through their relationship with ISTA, to information about us.

Item 6: Selected Financial Data

     The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In Thousands, Except Per Share Amounts)
Consolidated Statement of Operations Data:
Revenue	$278	$—	$—	$—	$—
Costs and expenses:
Research and development	14,751	15,770	16,200	11,062	7,523
Selling, general and administrative	8,224	7,538	6,455	3,240	2,147

Total costs and expenses	22,975	23,308	22,655	14,302	9,670

Loss from operations	(22,697)	(23,308)	(22,655)	(14,302)	(9,670)
Interest income	213	826	848	69	133
Interest expense	(473)	(25)	(50)	(51)	(87)

Net loss	(22,957)	(22,507)	(21,857)	(14,284)	(9,624)
Deemed dividend to preferred stockholders	—	—	(19,245)	—	—

Net loss attributable to common stockholders	$(22,957)	$(22,507)	$(41,102)	$(14,284)	$(9,624)

Net loss per common share, basic and diluted	$(7.53)	$(14.43)	$(60.13)	$(95.23)	$(71.82)

Shares used in computing net loss per share,basic and diluted	3,049	1,559	684	150	134

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In Thousands)
Consolidated Balance Sheet Data:
Cash and short term investments	$35,712	$15,602	$25,729	$709	$2,393
Working capital (deficit)	33,046	12,079	23,386	(4,993)	(260)
Total assets	37,135	16,956	28,021	3,020	4,115
License fee received from Visionex	—	—	—	5,000	5,000
Deferred income	4,722	5,000	—	—	—
Other long term obligations	10	2	12	37	294
Total stockholders’ equity (deficit)	29,228	7,940	24,564	(8,656)	(4,053)

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

     We currently have no approved products. Vitrase® (ovine hyaluronidase) is our proprietary drug that we are developing for the treatment of vitreous hemorrhage and diabetic retinopathy. On April 3, 2003, the FDA issued an “approvable” letter in which the FDA cited issues primarily related to the sufficiency of the efficacy of data submitted with the NDA for Vitrase®. The FDA requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. We intend to discuss with the FDA the comments contained in the “approvable” letter and, based upon those discussions, determine the next appropriate steps in the review and approval process of Vitrase®. We are also pursuing market approval in the United States of ISTALOL™, our new formulation of timolol, to treat glaucoma and developing other products designed to treat hyphema, ocular pain and inflammation. We believe that if Vitrase®, ISTALOL™, and our other ophthalmic product candidates are successful, we will advance our strategic plan to become a fully-integrated specialty pharmaceutical company.

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

     Based on these improvements in visual function, and our review and discussions with the Food and Drug Administration (“FDA”) regarding the data from the two studies, we submitted the clinical section and the chemistry, manufacturing and controls (“CMC”) section of the New Drug Application (“NDA”) for Vitrase® to the FDA in October 2002. The FDA accepted those sections of the Vitrase® NDA for review in December 2002, along with the pre-clinical pharmacology and toxicology section that was submitted in January 2002. On April 3, 2003, the FDA issued an “approvable” letter in which the FDA cited issues primarily related to the sufficiency of the efficacy data submitted with the NDA for Vitrase®. The FDA requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. We intend to discuss with the FDA the comments contained in the “approvable” letter and, based upon those discussions, determine the next appropriate steps in the review and approval process of Vitrase®.

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

     The Company acquired the rights to these three compounds in exchange for $290,000 and 10,000 shares of the Company’s common stock valued at $99,000 ($9.90 per share). Additionally, the Company assumed the liabilities of two milestone payments to Senju ($750,000 and $500,000), a milestone payment to the Eastern Virginia School of Medicine ($65,000), legal expenses associated with the acquisition ($20,000) and a patent application fee for Caprogel® ($4,500). As of the date these compounds were acquired, they had not achieved feasibility and there is no significant alternative future use should the Company’s development efforts prove unsuccessful. Accordingly, the Company recorded an acquired in-process research and development charge of $1,728,500 in May 2002 related to the purchase of these compounds.

     The NDA for ISTALOL™ was submitted by Senju to the FDA in September 2002. The NDA included data from pre-clinical studies conducted in Japan, combined with data from a Phase I clinical study conducted in the United States and a multi-center Phase III clinical study recently completed in the United States. We are currently initiating a Phase III study of bromfenac in the United States. Assuming successful completion of our clinical studies, we anticipate submitting an NDA for bromfenac in early 2004. We are currently conducting feasibility studies for the commercialization of Caprogel®. Once completed, and if these studies yield promising results, we intend to pursue further clinical development of Caprogel® consistent with such studies’ results. However, the timing and scope for our development of Caprogel® may change based on our assessment, from time to time, of this product candidate’s market potential, other product opportunities and our corporate priorities.

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

     We are currently initiating a Phase III study of bromfenac in the United States. Assuming successful completion of our clinical studies, we anticipate submitting an NDA for bromfenac in early 2004.

     We are currently conducting feasibility studies for the commercialization of Caprogel®. Once completed, and if these studies yield promising results, we intend to pursue further clinical development of Caprogel® consistent with such studies’ results. However, the timing and scope for our development of Caprogel® may change based on our assessment, from time to time, of this product candidate’s market potential, other product opportunities and our corporate priorities.

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

     Revenue. Revenue of $278,000 for 2002 reflects the amortization for the period of deferred revenue recorded in December 2001 for the $5.0 million license fee payment made by Otsuka Pharmaceuticals, Co. Ltd. in connection with the license for Vitrase® in Japan.

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

Vitrase® for the treatment of vitreous hemorrhage – On April 3, 2003, the FDA issued an “approvable” letter in which the FDA cited issues primarily related to the sufficiency of the efficacy data submitted with the NDA for Vitrase®. The FDA requested additional analysis of the existing data and an additional confirmatory clinical study based on that analysis. We intend to discuss with the FDA the comments contained in the “approvable” letter and, based upon those discussions, determine the next appropriate steps in the review and approval process of Vitrase®.

     Vitrase® for the treatment diabetic retinopathy – We have completed a patient pilot Phase IIa clinical study in Mexico City to evaluate the safety and efficacy of Vitrase® for the treatment diabetic retinopathy. The continued development of Vitrase® for the treatment diabetic retinopathy is dependent upon a number of factors including among other, the FDA’s evaluation of the Vitrase® NDA for the treatment of vitreous hemorrhage, the successful completion of any additional clinical trials for the diabetic retinopathy indication and the continuing assessment of the market opportunity for this indication as compared to other product opportunities we may be pursuing at the time.

     ISTALOL™ – Senju submitted an NDA for ISTALOL™ to the FDA in September 2002 which was accepted for review in November 2002. The NDA is based on data from Phase I clinical study and a multi-center Phase III clinical trial conducted in the United States, as well as results from preclinical studies and Phase I and Phase II studies conducted in Japan.

     Bromfenac – Phase I, Phase II and Phase III clinical trials have been completed in Japan and the product has been approved and was launched in 2000 in Japan. We are currently initiating a Phase III study of bromfenac in the United States. Assuming successful completion of our clinical studies, we anticipate submitting an NDA for bromfenac in early 2004.

     Caprogel® – We are currently conducting feasibility studies for the commercialization of Caprogel®. Once completed, and if these studies yield promising results, we intend to pursue further clinical development of Caprogel® consistent with such studies’ results. However, the timing and scope for our development of Caprogel® may change based on our assessment, from time to time, of this product candidate’s market potential, other product opportunities and our corporate priorities.

     Our development activities reflect our efforts to advance our product candidates through the various stages of pre-clinical, clinical and regulatory product development. The expenditures that will be necessary to execute our development plans are subject to numerous uncertainties, which may affect our research and development expenditures and capital resources. For instance, the duration and the cost of clinical trials may vary significantly depending on a variety of factors including a trial’s protocol, the number of patients in the trial, the duration of patient follow-up, the number of clinical sites in the trial, and the length of time required to enroll suitable patient subjects. Even if earlier results are positive, we may obtain different results in later stages of development, including failure to show the desired safety or efficacy, which could impact our development expenditures for a particular product candidate. Although we spend a considerable amount of time planning our development activities, we may be required to alter from our plan based on new circumstances or events or our assessment from time to time of a product candidate’s market potential, other product opportunities and our corporate priorities. Any deviation from our plan may require us to incur additional expenditures or accelerate the timing of our development spending. Furthermore, as we obtain results from trials and review the path toward regulatory approval, we may elect to discontinue development of certain product candidates in certain indications, in order to focus our resources on more promising candidates or indications.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $8.2 million in 2002, $7.5 million in 2001 and $6.5 million in 2000. The $700,000 increase in selling, general and administrative expenses in 2002 was a result of approximately $315,000 in directors and officers liability insurance premiums, $220,000 in the level of consultant related costs associated with the Company’s product acquisition, with the remainder attributable to personnel expenses related to new management additions. The increase in general and administrative expenses in 2001 was primarily attributable to increases in personnel and operating expenses, including expenses associated with the resignation of Edward Danse, former Chief Executive Officer of the Company, and non-cash compensation expense related to stock option grants.

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

     Interest expense. Interest expense was approximately $473,000 in 2002, $25,000 in 2001 and $50,000 in 2000. Interest expense incurred during 2000 was primarily attributable to our capital leases. Interest expense incurred during 2001 was primarily attributable to the interest paid on the financing of our directors’ and officers’ insurance premiums. We had no capital leases during 2001. Interest expense incurred during 2002 was primarily attributable to approximately $412,000 related to the amortization of the fair value of the warrants issued in connection with the bridge loan in September 2002. Excluding the bridge loan, we anticipate interest expense in 2003 to be substantially the same as 2002.

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

We may be required to raise additional capital in the future through collaborative agreements, PIPE related financing, and various other equity or debt financings. If we are required to raise additional capital in the future, there can be no assurance that the additional financing will be available on favorable terms.

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

     Under Singapore tax law, Visionex was subject to a 15% withholding tax on a $5.0 million license that it paid to us in connection with a license to market, sell and distribute our Vitrase® and our other corneaplasty products in certain countries in Southeast Asia. This withholding tax was waived by the Economic Development Board, or EDB, of Singapore subject to various conditions, including a commitment that Visionex would implement a proposed project to expand its business activities in Singapore to the benefit of the local economy. We substantially wound down Visionex operations in July 2002, and the proposed project was never implemented. Based upon a letter we recently received from the EDB and our assessment of our obligations with the EDB, management does not believe that we will be required to pay any withholding tax or related obligations in connection with the license fee. However, if we are required to pay this withholding tax, we do not believe such payment would have a material adverse effect on the Company’s business.

Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The amortization of goodwill included in investments in equity will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. Upon adoption on January 1, 2002, SFAS No. 142 did not have a material effect on our financial position or results of operations.

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

Item 9: Changes and Disagreements with Accountants and Financial Disclosure

     None.

PART III

Item 10: Directors and Executive Officers of the Registrant

Directors

     Pursuant to our Amended and Restated Certificate of Incorporation and Bylaws, our Board of Directors currently consists of nine persons, divided into three classes serving staggered terms of three years. The Class I directors, Peter Barton Hutt, Benjamin F. McGraw III, Pharm.D. and Liza Page Nelson, are scheduled to serve until the annual meeting of stockholders in 2004. The Class II directors, Vicente Anido, Jr., Ph.D., Kathleen D. LaPorte, and Richard C. Williams, are scheduled to serve until the annual meeting of stockholders in 2005. The Class III directors, Jeffrey L. Edwards, Robert G. McNeil, Ph.D., and Wayne I. Roe, are scheduled to serve until the annual meeting of stockholders in 2003.

     The following table sets forth the names, ages, principal occupations and year of appointment of our directors:

Name	Age	Principal Occupation	Director Since

Class I Directors
Peter Barton Hutt	68	Partner, Covington & Burling	2002

Benjamin F. McGraw III, Pharm.D	54	President and Chief Executive Officer, Valentis, Inc.	2000*

Liza Page Nelson	43	Managing Director, Investor Growth Capital	2002

Class II Directors
Vicente Anido, Jr., Ph.D.	50	President and Chief Executive Officer	2001

Kathleen D. LaPorte	41	General Partner, Sprout Group	2002

Richard C. Williams	59	President, Conor-Thoele Limited	2002

Class III Directors
Jeffrey L. Edwards	42	Corporate Vice President, Corporate Development, Allergan, Inc.	2002

Robert G. McNeil, Ph.D.	60	General Partner, Sanderling Ventures	1993

Wayne I. Roe	53	Retired	1998*

*Mr. McGraw and Mr. Roe resigned as directors of the Company on November 19, 2002 with the closing of its PIPE transaction and were reappointed as directors in December 2002.

Vicente Anido, Jr., Ph.D. has served on our Board of Directors since December 2001. From June 2000 to September 2001, Dr. Anido was general partner for Windamere Venture Partners. From 1996 to 1999, Dr. Anido served as President and Chief Executive Officer of CombiChem, Inc., a biotechnology company. From 1993 to 1996, he served as President of the Americas Region of Allergan, Inc. Dr. Anido received a Ph.D. in Pharmacy Administration from the University of Missouri.

     Peter Barton Hutt has served on our Board of Directors since December 2002. Mr. Hutt is a partner specializing in food and drug law in the Washington, D.C. law firm of Covington & Burling. Mr. Hutt joined Covington & Burling in 1960 and was named partner in 1968, leaving from 1971 to 1975 to serve as Chief Counsel for the Food and Drug Administration and returning to Covington & Burling in September 1975. Mr. Hutt received a B.A. from Yale University and a J.D. from Harvard University. In addition, Mr. Hutt received a Master of Law degree in Food and Drug Law from New York University Law School.

     Kathleen D. LaPorte has served on our Board of Directors since December 2002. Mrs. LaPorte is a General Partner in the Healthcare Technology Group of the Sprout Group located in Menlo Park, California. Mrs. LaPorte joined the Sprout Group in 1993 and became a General Partner in 1994. Between 1987 and 1993, Mrs. LaPorte was a principal at Asset Management Company, a venture capital firm focused on early-stage investments. Previously, Mrs. LaPorte was a financial analyst with The First Boston Corporation. Mrs. LaPorte received a B.S. from Yale University and an M.B.A. from Stanford University Graduate School of Business.

     Benjamin F. McGraw, III, Pharm.D. has served on our Board of Directors since April 2000, except for the period from November 19, 2002 to December 2002. Dr. McGraw has been President, Chief Executive Officer, and Chairman of the Board of Directors of Valentis, Inc., a biotechnology company, since 1994. Dr. McGraw also serves on the Board of the Biotechnology Industry Organization. Dr. McGraw received a Pharm.D. from the University of Tennessee.

     Liza Page Nelson has served on our Board of Directors since December 2002. Ms. Nelson is Managing Director and Co-Head of Healthcare investing activities for Investor Growth Capital. Prior to joining Investor Growth Capital in 1998, from 1988 to 1998, Ms. Nelson held a series of positions with increasing responsibility in corporate finance, strategic planing, contracting, marketing, business development and operating management at Pfizer, Inc. Prior to joining Pfizer, Ms. Nelson was a consultant with the Boston Consulting Group and E.M. Warburg, Pincus & Co. Ms. Nelson received a B.A. degree in Economics from Wesleyan University and an M.B.A. in Finance and Marketing from the Yale School of Management.

     Richard C. Williams has served on our Board of Directors since December 2002. Since 1989, Mr. Williams has served as the founder and President of Conor-Thoele Limited, a consulting and financial advisory firm specializing in the healthcare industry and pharmaceutical segment. From 2000 to April 2001, Mr. Williams also served as Vice Chairman-Strategic Planning and director of King Pharmaceuticals, Inc. From 1992 to 2000, Mr. Williams served as Chairman and director of Medco Research, a cardiovascular pharmaceutical development company, prior to its acquisition by King Pharmaceuticals in 2000. From 1997 to 1999, Mr. Williams was Co-Chairman and a director of Vysis, a genetic biopharmaceutical company. Prior to founding Conor-Thoele Limited, Mr. Williams held various operational and financial management officer positions with Erbamont, N.V., Field Enterprises, Inc., Abbott Laboratories and American Hospital Supply Corporation. Mr. Williams is also a director of EP Med Systems. Mr. Williams received a B.A. degree from DePauw University and an M.B.A. from the Wharton School of Finance.

     Jeffrey L. Edwards has served on our Board of Directors since December 2002. Mr. Edwards is currently Corporate Vice President, Corporate Development for Allergan, Inc. and has served in other capacities, including Senior Vice President Treasury, Tax and Investors Relations since 1993. Mr. Edwards received a B.A. in Sociology from Muhlenberg College in 1982.

     Robert G. McNeil, Ph.D. has served on our Board of Directors since 1993 and as our Chairman of the Board since 1995. Dr. McNeil has been a general partner with Sanderling Venture Partners, an investment firm specializing in the development of biomedical companies, since 1979. Dr. McNeil received a Ph.D. in Molecular Biology, Biochemistry and Genetics from the University of California, Irvine.

     Wayne I. Roe has served on our Board of Directors since June 1998, except for the period from November 19, 2002 to December 2002. Mr. Roe was Senior Vice President for United Therapeutics, Inc., a biotechnology company, from November 1999 to November 2000. From November 1988 to March 1999, Mr. Roe founded and served in various management positions at Covance Health Economics and Outcome Services, a consulting firm for life sciences companies, last serving as Chairman of the Board of Directors. Mr. Roe is also currently a director of Aradigm Corporation, a developer of drug delivery systems. Mr. Roe received an M.A. in Political Economy from the State University of New York and an M.A. in Economics from the University of Maryland.

Executive Officers

     The following table sets forth the names, ages and positions of our executive officers:

Name	Age	Position

Vicente Anido, Jr., Ph.D.	50	President, Chief Executive Officer and Director

William S. Craig, Ph.D.	52	Vice President, Research and Product Development

Marvin J. Garrett	52	Vice President, Regulatory Affairs, Quality & Compliance

Lisa R. Grillone, Ph.D.	53	Vice President, Clinical Research and Medical Affairs

Kirk McMullin	49	Vice President, Operations

Thomas A. Mitro	45	Vice President, Sales & Marketing

Lauren P. Silvernail	44	Chief Financial Officer and Vice President, Corporate Development

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

     Lauren P. Silvernail, 44, has served as our Chief Financial Officer and Vice President, Corporate Development, since March 2003. From 1995 to March 2003, Mrs. Silvernail served in various operating and corporate development positions for Allergan, Inc., most recently serving as Vice President, Business Development. From 1989 to 1994 she was a general partner at Glenwood Ventures and served as a director and operating manager for several portfolio companies. Mrs. Silvernail received an M.B.A. from the University of California, Los Angeles.

Family Relationships

     There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers and beneficial owners of more than 10% of our Common Stock to file reports of ownership and reports of changes in the ownership with the Securities and Exchange Commission. Such persons are required by Securities Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely on our review of the copies of such forms submitted to us during the year ended December 31, 2002 (the “Last Fiscal Year”), we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with, except that Robert G. McNeil filed late one Form 4 and Kathleen D. LaPorte filed late one Form 4.

Item 11: Executive Compensation

Summary Compensation Table

     The following table sets forth information for the years ended December 31, 2000, 2001 and 2002 regarding the compensation of our Chief Executive Officer, each of our four other most highly compensated executive officers whose total annual salary and bonus for such fiscal years were in excess of $100,000 and one additional executive officer for whom disclosure would have been required but for the fact that the executive officer resigned before the end of the fiscal year (the “Named Executive Officers”).

					Long-Term
					Compensation
					Awards
		Annual Compensation			Securities	All Other
					Underlying	Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Options	($)

Vicente Anido, Jr., Ph.D.	2001	15,417	(1)	—	100,461	—
President and Chief	2002	370,000		—	595,000	2,717*
Executive Officer
J. C. MacRae	2000	220,000		18,600	1,852	—
Executive Vice	2001	257,773		38,500	5,200	6,219*
President, Chief	2002	276,640	(2)	24,532	2,000	4,955*
Operating Officer and Chief Financial Officer
Marvin J. Garrett	2000	218,028		7,500	2,222	—
Vice President,	2001	230,450		24,750	3,500	6,219*
Regulatory Affairs,	2002	240,820		25,926	140,000	5,000*
Quality and Compliance
Thomas A. Mitro	2002	117,500	(3)	—	194,000	2,067*
Vice President, Sales and Marketing
William S. Craig, Ph.D.	2000	143,942	(4)	—	6,296	—
Vice President,	2001	220,000		21,874	6,000	2,500*
Research and Product	2002	228,000		16,500	66,500	1,990*
Development
Lisa R. Grillone, Ph.D.	2000	89,583	(5)	20,000	12,500	—
Vice President,	2001	219,614		13,439	3,500	3,340*
Clinical Research	2002	231,000		24,707	148,250	4,267*
and Medical Affairs

*	Life insurance or medical benefits.

(1)	Dr. Anido joined ISTA in December 2001. His annualized salary for 2001 was $370,000.

(2)	Mr. MacRae resigned from ISTA in June 2002 and continued to receive severance payments through January 2003.

(3)	Mr. Mitro joined ISTA in July 2002. His annualized salary for 2002 was $235,000.

(4)	Dr. Craig joined ISTA in March 2000. His annualized salary for 2000 was $175,000.

(5)	Dr. Grillone joined ISTA in August 2000. Her annualized salary for 2000 was $215,000.

Option Grants

     Option Grants During Last Fiscal Year. The following table sets forth each grant of stock options made during the fiscal year ended December 31, 2002 to each of the Named Executive Officers:

Option Grants in Fiscal 2002

	Individual Grants

					Potential Realizable Value
		% of Total			at Assumed
	Number of	Options			Annual Rates of Stock
	Securities	Granted to			Price Appreciation for
	Underlying	Employees	Exercise		Option Term($) (1)
	Options	in Fiscal	Price	Expiration
Name	Granted(#)	Year	($/Sh)	Date	5%	10%

Vicente Anido, Jr., Ph.D. (2)	595,000	33.5%	$3.49	12/16/12	$1,305,931	$3,309,486
J.C. MacRae (2)	2,000	0.1%	$16.10	02/15/12	$20,250	$51,319
Marvin J. Garrett (2)	2,000	0.1%	$16.10	02/15/12	$20,250	$51,319
Marvin J. Garrett (3)	138,000	7.8%	$3.49	12/16/06	$103,792	$223,520
Thomas A. Mitro (4)	30,000	1.7%	$8.50	06/21/12	$160,368	$406,404
Thomas A. Mitro (2)	164,000	9.2%	$3.49	12/16/12	$359,954	$912,194
William S. Craig, Ph.D. (2)	1,500	0.1%	$16.10	02/15/12	$15,188	$38,489
William S. Craig, Ph.D. (3)	65,000	3.7%	$3.49	12/16/06	$48,888	$105,281
Lisa R. Grillone, Ph.D. (2)	8,250	0.5%	$16.10	02/15/12	$83,533	$211,689
Lisa R. Grillone, Ph.D. (3)	140,000	7.9%	$3.49	12/16/06	$105,296	$226,759

(1)	The potential realizable value at 5% and 10% annual rates of stock price appreciation for each person is based on the market price of the underlying shares of Common Stock on the date each option was granted.

(2)	These options vest in a series of monthly installments over four years from the date of grant.

(3)	25% of the options vest on the date of grant, with 1/48 of the shares vesting monthly thereafter.

(4)	25% or 7,500 of the shares vest starting on June 21, 2003, with 1/48 of the shares vesting monthly thereafter.

     Option Exercises in Last Fiscal Year and Fiscal Year End Option Values. The following table sets forth the information with respect to stock option exercises during the year ended December 31, 2002, by the Named Executive Officers, and the number and value of securities underlying unexercised options held by the Named Executive Officers at December 31, 2002.

Aggregate Option Exercises in Fiscal 2002 and
Year-End Option Values

			Number of
			Securities Underlying		Value of Unexercised
	Shares		Unexercised Options		In-the-Money Options
	Acquired		At December 31, 2002 (#)		at December 31, 2002 ($)(1)
	Upon	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Vicente Anido, Jr., Ph.D.	—	—	25,116	670,345	—	—
J.C. MacRae	—	—	22,456	6,967	—	—
Marvin J. Garrett	—	—	49,695	110,842	—	—
Thomas A. Mitro	—	—	—	194,000	—	—
William S. Craig, Ph.D.	—	—	22,433	56,363	—	—
Lisa R. Grillone, Ph.D.	—	—	43,741	115,259	—	—

(1)	Closing price of our Common Stock at fiscal year-end minus the exercise price. The fair market value of our Common Stock at the close of business on December 31, 2002, was $3.15.

Compensation of Directors

     Our non-employee directors currently receive $2,500 in cash compensation from us for their service as members of the Board of Directors for each board meeting attended and $1,000 for each committee meeting attended; provided, however that directors only receive $500 for telephonic attendance at any board or committee meeting. All non-employee directors are reimbursed for travel and miscellaneous expenses in connection with attendance at board and committee meetings. Liza Page Nelson and Jeffrey Edwards have each declined any cash compensation for their respective service as a member of ISTA’s Board of Directors.

     Our 2000 Stock Plan provides for initial option grants to purchase 32,500 shares of our Common Stock to each non-employee director upon their appointment to the board and subsequent annual grants to purchase 16,250 shares of our Common Stock. During the fiscal year ending December 31, 2002, we granted our non-employee directors options to purchase 230,000 shares of Common Stock. First, we granted our non-employee directors options to purchase 2,500 shares of Common Stock each at an exercise price of $9.70 per share. The shares subject to these options vest at the end of four years. Second, we granted our non-employee directors options to purchase 227,500 shares of Common Stock each at an exercise price of $3.49 per share. The shares subject to these options vest over three years.

Employment and Change in Control Agreements

     We have entered into an employment agreement with Dr. Anido. Dr. Anido’s employment agreement sets forth his compensation arrangements, including his initial annual base salary and initial option grant. Dr. Anido is also entitled to a performance bonus of up to 50% of his salary. In the event of termination of employment other than voluntarily or for cause, Dr. Anido will receive nine months of base salary as severance; provided that, in the event such termination occurs after a “change of control” of the Company, Dr. Anido will receive twenty-four months of base salary as severance and all outstanding options to purchase the Company’s common stock then held by Dr. Anido will become fully vested and exercisable.

     We have entered into change of control severance agreements with the following Named Executive Officers: Mr. Mitro, Mr. Garrett, Dr. Craig, Dr. Grillone and Mrs. Silvernail. Each of these agreements provides that if the executive’s employment is terminated as a result of an “involuntary termination” within 24 months after a “change of control,” the executive will be entitled to nine months of base salary and healthcare related benefits and a pro rata portion of his or her performance bonus based upon the number of months that such employee was employed during the year of termination. In addition, all options to purchase our Common Stock held by the executive at the time of such termination shall vest in full. With respect to Mr. Mitro’s agreement, if a change of control occurs during the first six months of such employee’s commencement of employment with the Company, then fifty percent of such employee’s options to purchase the Company’s common stock granted prior to such change of control shall become fully vested and exercisable upon such change of control and any common stock of the Company then held by such employee subject to a repurchase right of the Company that was purchased by the employee prior to such change of control will have the right of repurchase lapse with respect to such shares.

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ending December 31, 2002, no member of the Compensation Committee was an officer or employee of ISTA. During fiscal 2002, no member of the Compensation Committee or executive officer of ISTA served as a member of the Board of Directors or Compensation Committee of any entity that has an executive officer serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report on Executive Compensation

     Notwithstanding anything to the contrary in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Annual Report on Form 10-K or future filings with the Securities Exchange Commission, in whole or in part, the foregoing Committee Report shall not be “soliciting material” or “filed” with the Securities Exchange Commission, nor shall such information be incorporated by reference into any such filing.

     The Compensation Committee of the Board of Directors (the “Committee”), comprising three outside directors, is responsible for the administration of our executive compensation programs. These programs include base salary for executive officers and both annual and long-term incentive compensation programs. Our compensation programs are designed to provide a competitive level of total compensation and include incentive and equity ownership opportunities linked to our performance and stockholder return.

     Compensation Philosophy. Our overall executive compensation philosophy is based on a series of guiding principles derived from our values, business strategy, and management requirements. These principles are summarized as follows:

•	Provide competitive levels of total compensation which will enable us to attract and retain the best possible executive talent;

•	Motivate executives to achieve optimum performance for us;

•	Align the financial interest of executives and stockholders through equity-based plans; and

•	Provide a total compensation program that recognizes individual contributions as well as overall business results.

     Compensation Program. The Committee is responsible for reviewing and recommending to the Board the compensation and benefits of all of our officers and establishes and reviews general policies relating to compensation and benefits of our employees. The Committee is also responsible for the administration of the 2000 Stock Plan. There are two major components to our executive compensation: base salary and potential cash bonus, as well as potential long-term compensation in the form of stock options. The Committee considers the total current and potential long-term compensation of each executive officer in establishing each element of compensation.

     1.     Base Salary. In setting compensation levels for executive officers, the Committee reviews competitive information relating to compensation levels for comparable positions at biotechnology, pharmaceutical and high technology companies. In addition, the Committee may, from time to time, hire compensation and benefit consultants to assist in developing and reviewing overall salary strategies. Individual executive officer base compensation may vary based on time in position, assessment of individual performance, salary relative to internal and external equity and critical nature of the position relative to our success.

     2.     Long-Term Incentives. Our 2000 Stock Plan provides for the issuance of stock options to our officers and employees to purchase shares of our Common Stock at an exercise price equal to the fair market value of such stock on the date of grant. Stock options are granted to our executive officers and other employees both as a reward for past individual and corporate performance and as an incentive for future performance. The Committee believes that stock-based performance compensation arrangements are essential in aligning the interests of management and the stockholders in enhancing the value of our equity.

     Severance Agreement with Former President and Chief Executive Officer. On December 21, 2001 the Board of Directors authorized and approved a transition and release agreement with Edward H. Danse, our former President and Chief Executive Officer. In return for a general release of claims against the Company, the Company agreed to the following settlement package:

•	pay $26,500 per month plus appropriate health care coverage to Mr. Danse for up to the next nine to twelve months, depending on whether Mr. Danse finds employment with another corporation,

•	all outstanding options held by Mr. Danse to purchase 46,260 shares of our Common Stock shall automatically vest and shall remain exercisable for a period of one year,

•	forgiveness of the outstanding principal of $126,000 and accrued interest of approximately $36,000 with respect to the 1997 unsecured note entered into with Mr. Danse,

•	Mr. Danse shall receive a cash bonus of $31,300 and

•	pay up to $20,000 in outplacement services used by Mr. Danse.

     Severance Agreement with Former Chief Financial Officer. On June 15, 2002, J.C. MacRae, our former Chief Financial Officer, entered into a severance agreement and release. In return for a general release of claims against the Company, the Company agreed to the following settlement package:

•	pay $23,053 per month plus appropriate health care coverage to Mr. MacRae until the earlier of either (i) January 15, 2003 or (ii) the date Mr. MacRae become employed by another corporation, and

•	all outstanding options held by Mr. MacRae to purchase 20,648 shares of our Common Stock shall automatically vest and shall remain exercisable for a period of 90 days from the earlier of either (i) January 15, 2003 or (ii) the date Mr. MacRae becomes employed by another corporation.

     2002 Compensation for the Chief Executive Officer. On December 21, 2001 the Board of Directors authorized and approved a compensation package for Vicente Anido, Jr., Ph.D., our current President and Chief Executive Officer. In determining Dr. Anido’s salary for 2002, the Board of Directors considered competitive compensation data for chief executive officers and presidents of similar companies within the biotechnology and pharmaceutical industry, taking into account Dr. Anido’s experience and knowledge. The

Board of Directors determined that it was appropriate to offer an annual salary of $370,000 and a stock option to purchase 100,461 shares of Common Stock, of which 25% of the shares shall vest on December 17, 2002, with 1/48 of the shares vesting monthly thereafter and an annual performance bonus. On December 16, 2002, Dr. Anido was also granted a stock option to purchase 595,000 shares of Common Stock, which vest in a series of monthly installments over four years from the date of grant.

     Section 162(m) of the Internal Revenue Code Limitations on Executive Compensation. Section 162(m) of the United States Internal Revenue Code of 1986, as amended, (the “Code”) may limit our ability to deduct for United States federal income tax purposes compensation in excess of $1,000,000 paid to the our Chief Executive Officer and our four other highest paid executive officers in any one fiscal year. None of our executive officers received any such compensation in excess of this limit during fiscal 2002. Grants under the 2000 Stock Plan will not be subject to the deduction limitation, including the option grant limitations described below.

     Section 162(m) of the Code places limits on the deductibility for United States federal income tax purposes of compensation paid to certain of our executive officers. In order to preserve our ability to deduct the compensation income associated with options granted to such person, the 2000 Stock Plan provides that no employee may be granted, in any of our fiscal years, options to purchase more than 100,000 shares of Common Stock. In addition, the 2000 Stock Plan provides that in connection with an employee’s initial employment, the employee may be granted an additional 200,000 shares of Common Stock.

Respectfully submitted,

Benjamin F. McGraw III, Pharm.D., Chairman Kathleen D. LaPorte Liza Page Nelson

Stock Performance Graph

     The following graph compares the cumulative total stockholder return on our Common Stock with the cumulative total return of the Nasdaq National Market, U.S. index (“Nasdaq U.S. Index”) and the Hambrecht & Quist Healthcare, Excluding Biotechnology index (“H&Q Healthcare Index”) for the period beginning on August 22, 2000, our first day of trading after our initial public offering, and ending on December 31, 2002.

The graph assumes that $100 was invested on August 22, 2000 in our Common Stock, the Nasdaq U.S. Index and the H&Q Healthcare Index, and that all dividends were reinvested. No dividends have been declared or paid on our Common Stock.

Stock performance shown in the above chart for the Common Stock is historical and should not be considered indicative of future price performance. This graph was prepared by Research Data Group, Inc.

Item 12: Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the beneficial ownership of our Common Stock as of April 4, 2003, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all of our directors and executive officers as a group.

	Number of shares	Number of shares	Approximate Percent
Name of Beneficial Owner	outstanding	underlying options	Owned(1)

DIRECTORS AND NAMED EXECUTIVE OFFICERS
Peter Barton Hutt	0	0	*
Benjamin F. McGraw III, Pharm.D.	0	4,694	*
Liza Page Nelson (2)	3,952,630	0	29.7%
Vicente Anido, Jr., Ph.D.	0	97,558	*
Kathleen D. LaPorte (3)	5,163,155	0	38.8%
Richard C. Williams	0	0	*
Jeffrey L. Edwards	0	0	*
Robert G. McNeil, Ph.D (4)	1,698,383	3,851	12.8%
Wayne I. Roe	0	8,546	*
Marvin J. Garrett	0	62,719	*
Thomas A. Mitro	0	17,082	*
William S. Craig, Ph.D.	0	28,795	*
Lisa R. Grillone, Ph.D.	0	55,401	*
All directors and executive officers as a group (15 persons)	10,814,168	288,853	81.8%
5% STOCKHOLDERS
Investor Growth Capital	2,766,841	0	20.8%
Investor Group LP	1,185,789	0	8.9%
Sprout Capital IX LP	4,897,342	0	36.8%
Llura L. Gund (5)	741,485		5.6%
Ontario Teachers Pension Plan	789,473	0	5.9%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage ownership is based on 13,291,017 shares of Common Stock as of April 4, 2003. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days of the April 4, 2003, are deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

(2)	Consists of 2,766,841 shares (including 372,105 shares issuable upon exercise of warrants) of Investor Growth Capital Limited and 1,185,789 shares (including 159,474 shares issuable upon exercise of warrants) of Investor Group L.P. Ms. Nelson is a Managing Director and Co-Head of Healthcare Investing Activities for Investor Growth Capital, an affiliate of Investor Group, L.P. Ms. Nelson disclaims beneficial ownership except to the extent of her pecuniary interest therein. Ms. Nelson’s business address is c/o Investor Growth Capital, 12 East 49th Street, 27th Floor, New York, New York 10017.

(3)	Consists of 4,897,342 shares (including 653,978 shares issuable upon exercise of warrants) of Sprout Capital IX L.P., 19,298 shares (including 2,577 shares issuable upon exercise of warrants) of Sprout Entrepreneurs’ Fund L.P. and 246,515 shares (including 32,919 shares issuable upon exercise of warrants) of Donaldson Lufkin & Jenrette Securities Corp. Ms. LaPorte is a General Partner in the Healthcare Technology Group of the Sprout Group, and is a Managing Director of DLJ Capital Corp.,

which is the Managing General Partner of Sprout Capital IX, L.P. and the General Partner of Sprout Entrepreneurs’ Fund, L.P. Ms. LaPorte disclaims beneficial ownership except the extent of her pecuniary interest therein. Ms. LaPorte’s business address is c/o The Sprout Group, 3000 Sand Hill Road, Suite 170, Menlo Park, California 94024.

(4)	Consists of 2,948 shares owned by Sanderling IV Biomedical; 1,595 shares owned by Sanderling IV Limited Partnership; 118,900 shares (including 17,664 shares issuable upon exercise of warrants) owned by Sanderling V Beteiligungs GmbH & Co. KG; 495,973 shares (including 74,153 shares issuable upon exercise of warrants) owned by Sanderling V Biomedical Co-Investment Fund; 133,775 shares (including 20,001 shares issuable upon exercise of warrants) owned by Sanderling V Limited Partnership; 7,576 shares owned by Sanderling Venture Partners IV; 4,098 shares owned by Sanderling Venture Partners IV LP; 776 shares owned by Sanderling Venture; 818,081 shares (including 122,312 shares issuable upon exercise of warrants) owned by Sanderling Venture Partners V Co-Investment Fund; 302 shares owned by Sanderling IV Biomedical Limited LP; 5,222 shares owned by Sanderling IV Biomedical Co-Investment Fund; 4,128 shares owned by Sanderling Venture Partners IV Co-Investment Fund; 6,098 shares owned by the John T. Parrish & Robert G. McNeil Joint Tenancy Trust; 511 shares owned by the Middleton McNeil Retirement Trust Robert G. McNeil; 94,293 shares (including 12,831 shares issuable upon exercise of warrants) owned by Robert G. McNeil c/o Sanderling Ventures; and 4,107 shares owned by the Middleton McNeil Retirement Trust F/B/O Robert G. McNeil. Dr. McNeil is a Managing Director of Middleton, McNeil & Mills Associates V., LLC, an affiliate of the Sanderling entities. Dr. McNeil disclaims beneficial ownership except the extent of his pecuniary interest therein. Dr. McNeil’s business address is c/o Sanderling Venture Partners, 2730 Sand Hill Road, Suite 200, Menlo Park, California 94024.

(5)	Based upon Schedule 13D/A filed with the Securities Exchange Commission, Llura L. Gund may be deemed to beneficially own 741,485 shares. Of these shares Ms. Gund has sole voting power to vote and sole power to dispose of an aggregate of 371,840 shares (including 97,368 shares issuable upon exercise of warrants) and shared power to vote and shared power to dispose of 369,645 shares.

Equity Compensation Plan Information

	(a)	(b)	(c)

Number of securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon exercise	Weighted-average	compensation plans
	of outstanding	exercise price of	(excluding securities
	options, warrants	outstanding options,	reflected in column
Plan category	and rights	warrants and rights	(a)

Equity compensation plans approved by security holders (1)	1,926,403	$4.86	827,417
Equity compensation plans not approved by security holders	145,461	$16.28	0

Total	2,071,864	$5.66	827,417

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

Item 13: Certain Relationships and Related Transactions

     The following is a description of transactions in which the amount involved exceeded $60,000 and in which any director, executive officer or holder of more than 5% of our capital stock had or will have a direct or indirect material interest during the fiscal year ending December 31, 2002, other than compensation arrangements that are described under “Compensation of Directors” and “Executive Officer Compensation.”

Severance Agreement with Former President and Chief Executive Officer

     On January 2, 2002 we executed a transition and release agreement with Edward H. Danse, our former President and Chief Executive Officer. In return for a general release of claims against the Company , the Company agreed to the following settlement package:

•	pay $26,500 per month plus appropriate health care coverage to Mr. Danse for up to the next nine to twelve months, depending on whether Mr. Danse finds employment with another corporation,

•	all outstanding options held by Mr. Danse to purchase 46,260 shares of our Common Stock shall automatically vest and shall remain exercisable for a period of one year,

•	forgiveness of the outstanding principal of $126,000 and accrued interest of approximately $36,000 with respect to the 1997 unsecured note entered into with Mr. Danse,

•	Mr. Danse shall receive a cash bonus of $31,300 and

•	pay up to $20,000 in outplacement services used by Mr. Danse.

Severance Agreement with Former Chief Financial Officer

     On June 15, 2002, J.C. MacRae, our former Chief Financial Officer, entered into a severance agreement and release. In return for a general release of claims against the Company, the Company agreed to the following settlement package:

•	pay $23,053 per month plus appropriate health care coverage to Mr. MacRae until the earlier of either (i) January 15, 2003 or (ii) the date Mr. MacRae become employed by another corporation, and

•	all outstanding options held by Mr. MacRae to purchase 20,648 shares of our Common Stock shall automatically vest and shall remain exercisable for a period of 90 days from the earlier of either (i) January 15, 2003 or (ii) the date Mr. MacRae becomes employed by another corporation.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K/A and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on April 30, 2003.

By:	/s/ VICENTE ANIDO, JR.

Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VICENTE ANIDO, JR.
	President, Chief Executive Officer and Director	April 30, 2003
Vicente Anido, Jr., Ph.D.

/s/ LAUREN P. SILVERNAIL	Chief Financial Officer and Vice President,
	Corporate Development	April 30, 2003
Lauren P. Silvernail

/s/ ROBERT G. MCNEIL *
	Chairman of the Board	April 30, 2003
Robert G. McNeil, Ph.D.

/s/ JEFFREY L. EDWARDS *
	Director	April 30, 2003
Jeffrey L. Edwards

/s/ BENJAMIN F. MCGRAW III *
	Director	April 30, 2003
Benjamin F. McGraw III

/s/ PETER BARTON HUTT *
	Director	April 30, 2003
Peter Barton Hutt

/s/ KATHLEEN D. LAPORTE *
	Director	April 30, 2003
Kathleen D. LaPorte

/s/ LIZA PAGE NELSON *
	Director	April 30, 2003
Liza Page Nelson

/s/ RICHARD C. WILLIAMS *
	Director	April 30, 2003
Richard C. Williams

/s/ WAYNE I. ROE *

Wayne I. Roe	Director	April 30, 2003

*By:	/s/ VICENTE ANIDO, JR.

Vicente Anido, Jr. (Attorney-in-fact)

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

Date: April 30, 2003

/s/ VICENTE ANIDO, JR., Ph.D

Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Lauren P. Silvernail, certify that:

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

Date: April 30, 2003

/s/ Lauren P. Silvernail

Lauren P. Silvernail
Chief Financial Officer and Vice
President, Corporate Development

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

Revenue Recognition

     We recognize revenue consistent with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for milestone payments are recognized upon (i) the achievement of specified milestones when the Company has earned the milestone payment or, (ii) the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. The Company defers payments for milestone events which are reasonably assured and recognizes them ratably over the minimum remaining period of the Company's performance obligations. Payments for milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

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

     On December 13, 2001, the Company sold, in a private placement, 84,567 shares of common stock to Otsuka Pharmaceuticals, Co. Ltd. for $4.0 million (see Note 11).

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

     In November 2002, the Company consummated a private placement of $40.0 million of its common stock and warrants exercisable for an additional $6.0 million of common stock to certain investors with a purchase price of $3.80 per share. In addition, $4.0 million of promissory notes previously issued to several of the same investors in the Company’s September 2002 bridge financing were converted into 1,052,620 shares of the Company’s common stock, based upon the conversion price of $3.80 per share, concurrently with the consummation of the private placement.

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

     Under Singapore tax law, Visionex was subject to a 15% withholding tax on a $5.0 million license that it paid to us in connection with a license to market, sell and distribute Vitrase® and our other corneaplasty products in certain countries in Southeast Asia. This withholding tax was waived by the Economic Development Board, or EDB, of Singapore subject to various conditions, including a commitment that Visionex would implement a proposed project to expand its business activities in Singapore to the benefit of the local economy. We substantially wound down Visionex operations in July 2002, and the proposed project was never implemented. Based upon a letter we recently received from the EDB and our assessment of our obligations with the EDB, management does not believe that we will be required to pay any withholding tax or related obligations in connection with the license fee. However, if we are required to pay this withholding tax, we do not believe such payment would have a material adverse effect on the Company's business.

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

11.     Otsuka Agreement

     In December 2001, the Company entered into a license agreement with Otsuka Pharmaceuticals, Co. Ltd., under which Otsuka will be responsible for the marketing, sale and distribution of Vitrase® in Japan. Under a related supply agreement, the Company will supply all of Otsuka’s requirements of Vitrase® at a fixed price per unit subject to certain future adjustments. The term of the license is the later of fifteen years from the date of first commercial sale of Vitrase® in Japan or the expiration of the last valid claim of the licensed patents. Currently, no patents for Vitrase® have been issued in Japan.

     The Company is responsible for all costs related to manufacturing, while Otsuka Pharmaceuticals, Co. Ltd. is responsible for preclinical studies, clinical trials and regulatory approval of Vitrase® in Japan. In December 2001, the Company received an initial license payment of $5.0 million and may receive an additional license payment upon regulatory approval of Vitrase® in Japan. Due to the Company’s continuing involvement with Otsuka under the license agreement and related supply agreement, the $5.0 million license fee was recorded as deferred revenue as of December 31, 2001 and is being amortized over the estimated life of the license agreement of 18 years.

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

     The Company acquired the rights to these three compounds in exchange for $290,000 and 10,000 shares of the Company’s common stock valued at $99,000 ($9.90 per share). Additionally, the Company assumed the liabilities of two milestone payments to Senju ($750,000 and $500,000), a milestone payment to the Eastern Virginia School of Medicine ($65,000), legal expenses associated with the acquisition ($20,000) and a patent application fee for Caprogel® ($4,500). As of the date these compounds were acquired, they had not achieved feasibility and there is no significant alternative future use should the Company’s development efforts prove unsuccessful. Accordingly, the Company recorded an acquired in-process research and development charge of $1,728,500 in May 2002 related to the purchase of these compounds.

     The NDA for ISTALOL™ was submitted by Senju to the FDA in September 2002. The NDA included data from pre-clinical studies conducted in Japan, combined with data from a Phase I clinical study conducted in the United States and a multi-center Phase III clinical study recently completed in the United States. The Company is currently initiating a Phase III study of bromfenac in the United States. Assuming successful completion of our clinical studies, the Company anticipates submitting an NDA for bromfenac in early 2004. The Company is currently conducting feasibility studies for the commercialization of Caprogel®. Once completed, and if these studies yield promising results, the Company intends to pursue further clinical development of Caprogel® consistent with such studies’ results. However, the timing and scope for our development of Caprogel® may change based on our assessment, from time to time, of this product candidate’s market potential, other product opportunities and our corporate priorities.

     The Company also issued 84,567 shares of common stock to Otsuka Pharmaceuticals, Co. Ltd. at $47.30 per share in a private placement for net proceeds of approximately $4.0 million.

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

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of registrant (1)
3.2	Certificate of Correction to Restated Certificate of Incorporation (1)
3.3	Certificate of Correction to Restated Certificate of Incorporation (2)
3.4	Bylaws of the registrant, as amended (3)
3.5	Certificate of Amendment to Bylaws of the registrant (1)
4.1	Specimen common stock certificate (3)
4.2	Preferred Stock Rights Agreement, dated as of December 31, 2001, between the registrant and Mellon Investor Services LLC (4)
4.3	First Amendment to the Preferred Stock Rights Agreement with Mellon Investor Services LLC, dated November 18, 2002 (5)
10.1	Amended and Restated Investors Rights Agreement dated as of March 29, 2000 (3)
10.2	1993 Stock Plan and forms of agreements thereunder (3)
10.3	2000 Stock Plan, as amended, and forms of agreements thereunder (3)
10.4	2000 Employee Stock Purchase Plan, as amended (3)
10.5	Form of Indemnification Agreement with executive officers and directors (3)
10.6	Clinical Development Agreement between Covance, Inc. and the registrant dated as of October 28, 1998, as amended (3)
10.7	Agreement between CroMedica Global Inc. and the registrant as of September 8, 1998 (3)
10.8	Agreement between CroMedica Global Inc. and the registrant as of May 19, 1999 (3)
10.9	Lease between the registrant and Aetna Life Insurance Company dated September 13, 1996 for leased premises located at Suite 100, 15279 Alton Parkway, Irvine, California (3)
10.10	Distributor Agreement between Laboratorios Sophia S.A. de C.V. and the registrant as of April 23, 1998 (3)
10.11	Supply Agreement between Biozyme Laboratories, Ltd. and the registrant as of September 23, 1999 (3)
10.12	License Agreement between Allergan Sales, Inc., Allergan Sales, Ltd. and the registrant as of March 29, 2000 (3)(6)
10.13	Supply Agreement between Allergan Sales, Inc., Allergan Sales, Ltd. and the registrant as of March 29, 2000 (3)(6)
10.14	Amendment No. 1 to Contract Clinical Research Agreement with CroMedica Global, Inc., dated May 19, 1999 (7)
10.15	Amendment No. 2 to Contract Clinical Research Agreement with CroMedica Global, Inc., dated May 19, 1999 (7)
10.16	License Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (6)(8)
10.17	Supply Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (6)(8)
10.18	Securities Purchase Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (6)(8)
10.19	Registration Rights Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (6)(8)
10.20	Amendment No. 3 to Contract Clinical Research Agreement with CroMedica Global, Inc., dated December 5, 2001 (9)

Exhibit Number	Description

10.21	Executive Employment Agreement between Vicente Anido, Jr., Ph.D. and the registrant, dated December 21, 2001 (9)
10.22	Stand-Alone Stock Option Agreement between Vicente Anido, Jr., Ph.D. and the registrant, dated December 21, 2001 (9)
10.23	Transition and Release Agreement between Edward H. Danse and the registrant, dated January 2, 2002 (9)
10.24	Facility Lease Amendment No. 1 with Alton Plaza Property, Inc. (9)
10.25	Facility Lease Amendment No. 2 with Alton Plaza Property, Inc. (9)
10.26	Asset Purchase and Sale Agreement with AcSentient, Inc., dated May 3, 2002 (10)
10.27	Master Services Agreement with R.P. Scherer West, Inc. doing business as SP Pharmaceuticals, dated June 7, 2002 (11)
10.28	Form of Change in Control Severance Agreement with certain officers (12)
10.29	Form of Change in Control Severance Agreement with (Thomas A. Mitro and Kirk McMullin.) (12)
10.30	Note and Warrant Purchase Agreement between the registrant and Investors, dated September 19, 2002 (13)
10.31	Form of Senior Secured Convertible Promissory Note issued under the Note and Warrant Purchase Agreement (13)
10.32	Form of Warrant issued under the Note and Warrant Purchase Agreement (13)
10.33	Common Stock and Warrant Purchase Agreement between the registrant and Investors, dated September 19, 2002 (13)
10.34	Form of Warrant to be issued under the Common Stock and Warrant Purchase Agreement (13)
10.35	Individual Non-Qualified Stock Option Agreement between Thomas A. Mitro and the registrant, dated July 1, 2002 (14)
10.36	Individual Non-Qualified Stock Option Agreement between Kirk McMullin and the registrant, dated August 5, 2002 (14)
10.37	Bausch & Lomb Pharmaceuticals, Inc. Contract Manufacturing Supply Agreement with registrant, dated November 25, 2002 (1)(6)
10.38	Bausch & Lomb Pharmaceuticals, Inc. Contract Manufacturing Supply Agreement with registrant, dated February 6, 2003 (1)(6)
10.39	License Agreement between the Eastern Virginia Medical School, and AcSentient, Inc., dated as of January 29, 2002 (6)
10.40	Addendum between the Eastern Virginia Medical School, and AcSentient, Inc., dated as of April 30, 2002 (6)
10.41	Letter [regarding consent to assignment of License Agreement] from AcSentient, Inc. to the Eastern Virginia Medical School, dated April 26, 2002
10.42	License Agreement between Senju Pharmaceutical Co., Ltd. and AcSentient, Inc. dated March 7, 2002 (6)
10.43	Agreement between Senju Pharmaceutical Co., Ltd. and AcSentient, Inc., dated April 17, 2002 (6)
10.44	Series D Preferred Stock Purchase Agreement between Allergan Pharmaceuticals (Ireland) Ltd., Inc., and registrant, dated as of March 29, 2000 (3)
10.45	Amendment to Bromfenac License Agreement between Senju Pharmaceutical Co., Ltd., and registrant, dated August 13, 2002 (6)
10.46	Amendment to Timolol Agreement between Senju Pharmaceutical Co., Ltd., and registrant, dated August 13, 2002 (6)
21.1	Subsidiaries of the registrant (3)
23.1	Consent of Ernst & Young LLP, Independent Auditors
99.1	President and Chief Executive Officer’s Certification Pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Chief Financial Officer and Vice President, Corporate Development’s Certification Pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 7, 2003.

(2)	Incorporated by reference from the Registrant's report on Form 8-K filed with the Commission on April 9, 2003.

(3)	Incorporated by reference to the Exhibits in the Company’s Registration Statement on Form S-1 (File No. 333-34120).

(4)	Incorporated by reference to the registrant’s report on Form 8-A filed with the Commission on January 22, 2002.

(5)	Incorporated by reference from the registrant’s Registration Statement on Form 8-A12G/A filed with the Commission on November 19, 2002.

(6)	Confidential treatment requested as to certain portions.

(7)	Incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 30, 2001.

(8)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission on January 2, 2002.

(9)	Incorporated by reference from the registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002.

(10)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission on May 6, 2002.

(11)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission on July 9, 2002.

(12)	Incorporated by reference from the registrant’s report on Form 10-Q for the period ended June 30, 2002 filed with the Commission on August 14, 2002.

(13)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission September 25, 2002

(14)	Incorporated by reference from the registrant’s Registration Statement on Form S-8 filed with the Commission on February 18, 2003