Form 10-Q
period 2003-03-31
ISTA PHARMACEUTICALS INC
filed 2003-05-15
CIK 930553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-31255

ISTA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0511729 (IRS Employer Identification No.)

15279 ALTON PARKWAY #100, IRVINE, CA 92618
(Address of principal executive offices)
(949) 788-6000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes    [  ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) [  ] Yes    [X] No

     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 1, 2003 was 13,291,017.

		Page
		No

PART I	FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets — March 31, 2003 (unaudited) and December 31, 2002	3
	Condensed Consolidated Statements of Operations (unaudited) — Three Month Periods Ended March 31, 2003 and 2002 and for the Period from February 13, 1992 (inception) through March 31, 2003	4
	Condensed Consolidated Statements of Cash Flows (unaudited) — Three Month Periods Ended March 31, 2003 and 2002 and for the Period from February 13, 1992 (inception) through March 31, 2003	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosure about Market Risk	20
Item 4	Controls and Procedures	21
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	21
Item 6	Exhibits and Reports on Form 8-K	21
	Signatures	22
	Index to Exhibits	25

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,205	$32,257
Short-term investments	4,967	3,455
Other current assets	606	509

Total current assets	30,778	36,221
Property and equipment, net	830	879
Deposits and other assets	35	35

Total Assets	$31,643	$37,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,233	$910
Accrued compensation and related expenses	145	687
Accrued expenses — clinical trials	814	721
Other accrued expenses	572	857

Total current liabilities	2,764	3,175
Deferred rent	10	10
Deferred income	4,653	4,722
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized at March 31, 2003 and December 31, 2002; 13,291,017 and 13,288,120 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	13	13
Additional paid in capital	153,014	153,022
Deferred compensation	(1,084)	(1,390)
Accumulated other comprehensive income	(22)	(23)
Deficit accumulated during the development stage	(127,705)	(122,394)

Total stockholders’ equity	24,216	29,228

Total Liabilities and Stockholders’ Equity	$31,643	$37,135

ISTA Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

			For the Period
			From
			February 13,
			1992
	Three Months Ended		(Inception)
	March 31,		Through
			March 31,
	2003	2002	2003

Revenue	$69	$70	$347
Operating expenses:
Research and development	3,426	2,922	76,889
Selling, general and administrative	2,064	1,918	33,817

Total operating expenses	5,490	4,840	110,706

Loss from operations	(5,421)	(4,770)	(110,359)
Interest income	115	87	2,742
Interest expense	(5)	—	(798)

Net loss	(5,311)	(4,683)	(108,415)
Deemed dividend for preferred stockholders	—	—	(19,245)

Net loss attributable to common stockholders	$(5,311)	$(4,683)	$(127,660)

Net loss per common share, basic and diluted	$(0.40)	$(2.82)

Shares used in computing net loss per common share, basic and diluted	13,290	1,662

ISTA Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

			For the Period
			From
			February 13,
	Three Months Ended		1992 (Inception)
	March 31,		Through
			March 31,
	2003	2002	2002

Operating Activities
Net loss attributable to common stockholders	$(5,311)	$(4,683)	$(127,660)
Deemed dividend for preferred stockholders	—	—	19,245
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Amortization of deferred compensation	306	728	8,878
Amortization of fair value of warrant discount and related accrued interest	(16)	—	451
Common stock issued for services	—	—	310
Forgiveness of note receivable	—	—	162
Depreciation and amortization	88	83	1,753
Deferred rent	—	3	10
Deferred income	(69)	(70)	4,653
Changes in operating assets and liabilities:
Advanced payments — clinical trials and other current assets	(97)	(66)	(606)
Note receivable from officer	—	—	(162)
Accounts payable	323	407	1,234
Accrued compensation and related expenses	(542)	(403)	145
Accrued expenses — clinical trials and other accrued expenses	(192)	(820)	1,510
License fee received from Visionex	—	—	5,000

Net cash used in operating activities	(5,510)	(4,821)	(85,077)

Investing Activities
Purchase of marketable investment securities	(1,523)	(11,026)	(48,194)
Sale of marketable investment securities	11	7,014	43,201
Purchase of equipment	(39)	(134)	(2,581)
Deposits and other assets	—	—	(53)
Proceeds from refinancing under capital leases	—	—	827
Cash acquired from Visionex transaction	—	—	4,403

Net cash used in investing activities	(1,551)	(4,146)	(2,397)

Financing Activities
Payments on obligation under capital lease	—	—	(827)
Proceeds from exercise of stock options	—	116	681
Proceeds from exercise of warrants	—	—	41
Proceeds from bridge loans with related parties	—	—	5,047
Payments on bridge loans with related parties	—	—	(3,755)
Proceeds from issuance of preferred stock	—	—	34,215
Repurchase of preferred stock	—	—	(56)
Proceeds from issuance of common stock	8	—	77,358

Net cash provided by financing activities	8	116	112,704
Effect of exchange rate changes on cash	1	1	(25)

(Decrease) Increase in Cash and Cash Equivalents	(7,052)	(8,850)	25,205
Cash and cash equivalents at beginning of period	32,257	12,348	—

Cash and Cash Equivalents At End of Period	$25,205	$3,498	$25,205

ISTA Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2003

1. The Company

     ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. The Company reincorporated in Delaware on August 4, 2000.

     Some of the products that the Company is developing involve the use of highly purified formulations of hyaluronidase. The Company’s lead ovine hyaluronidase-based product candidate, Vitrase®, is a proprietary drug for the treatment of vitreous hemorrhage and diabetic retinopathy. The Company is also developing products to treat hyphema, glaucoma and ocular inflammation. The Company’s goal is to become a fully integrated specialty pharmaceutical company by acquiring complementary products, either already marketed or in late-stage development. The Company has not commenced commercial operations and is considered to be in the development stage.

     As of March 31, 2003, the Company had approximately $30.2 million in cash and short-term investments. The Company incurred a net loss of $5.3 million for the three months ended March 31, 2003 and had an accumulated deficit of $127.7 million at March 31, 2003. The ability of the Company to continue as a going concern is dependent upon its ability to obtain additional capital and achieve profitable operations. The Company’s ability to transition from the development stage and ultimately, to attain profitable operations, is dependent upon obtaining sufficient working capital to complete the successful development of its products, approval by the U.S. Food and Drug Administration (“FDA”) of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure. Management believes that the Company’s existing capital resources will enable the Company to fund operations for at least the next 12 months. The condensed consolidated financial statements contained in this Form 10-Q do not include any adjustments to the specific amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Basis of Presentation

General

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, consisting of only normal, recurring accruals, necessary to present fairly the Company’s financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year.

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

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2002.

3. Revenue Recognition

     The Company recognizes revenue consistent with the provisions of the SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized ratably over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for milestone payments are recognized upon (i) the achievement of specified milestones when the Company has earned the milestone payment or, (ii) the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. The Company defers payments for milestone events which are reasonably assured and recognizes them ratably over the minimum remaining period of the Company’s performance obligations. Payments for milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

     In December 2001, the Company began a collaboration with Otsuka Pharmaceutical Co., Ltd. under which Otsuka will be responsible for all clinical development, regulatory approvals, sales and marketing activities for Vitrase® in Japan. The Company’s principal sources of revenue from this collaboration and the commercialization of Vitrase® will be the license fee received in December 2001, which is being amortized over the Company’s continuing involvement with Otsuka, milestone payments and product sales received from Otsuka. To date, the Company has not earned this milestone payment from Otsuka and it cannot guarantee that it will receive this milestone payment in the future. Under the terms of the collaboration, the Company is responsible for the manufacture of Vitrase® and supplying all of Otsuka’s requirements for Vitrase®.

4. Comprehensive Income (Loss)

     Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income”, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the three-month period ended March 31, 2003 and 2002 was $5,333,000 and $4,706,000, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

5. Stock-Based Compensation

     In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which (i) amends SFAS No. 125, “Accounting for Stock-Based Compensation” to add two new transitional approaches when changing from the Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 125 fair value method and (ii) amends APB Opinion No. 28, “Interim Financial Reporting” to call for disclosure of SFAS No. 128 pro forma information on a quarterly basis. The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than the market value at the measurement date.

     When the exercise price of the employee or director stock options is less then the estimated fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans”, over the vesting period of the options.

     Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction

With Selling Goods or Services”, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured as the options vest.

     As required under SFAS No. 123 and SFAS No. 148, the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions: risk-free interest rate of 3%, dividend yields of 0%, expected volatility of 73%, and a weighted-average expected life of the option of 4 years.

     For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on the Company’s operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Pro forma information is as follows:

	Three Months Ended

	March 31, 2003	March 31, 2002

Net loss attributed to common stockholders, as reported	($5,311)	($4,683)

Pro forma net loss	($6,964)	($5,365)

Net loss per share, basic and diluted, as reported	($.40)	($2.82)

Pro forma net loss per share, basic and diluted	($.52)	($3.23)

6. Net Loss Per Share

     In accordance with SFAS No. 128, “Earnings Per Share”, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options, outstanding during the period. Such common equivalent shares have not been included in the Company’s computation of net loss per share as their effect would be anti-dilutive.

     Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

7. Private Placement in Public Equity

     On November 19, 2002, the Company consummated a private investment in public equity (or “PIPE”) transaction, involving a private placement of 10,526,306 shares of its common stock for the aggregate purchase price of approximately $40.0 million, or $3.80 per share, and warrants to purchase up to 1,578,946 shares of its common stock for an exercise price of $3.80 per share. Investors in the PIPE transaction included persons and entities affiliated with The Sprout Group, Sanderling Venture Partners, Investor Growth Capital Limited, Gund Investment Corporation, KBL Healthcare, MDS Capital, and Ontario Teachers’ Pension Plan Board. In addition, $4.0 million of promissory notes previously issued to several of the same investors in ISTA’s September 2002 bridge financing were converted into 1,052,620 shares of the Company’s common stock, based upon the conversion price of $3.80 per share, concurrently with the consummation of the PIPE transaction. The Company believes this funding will enable it to execute on its plans to complete development work on the Company’s late-stage product candidates and introduce these products to the ophthalmic marketplace if they are approved by the FDA.

8. Commitments and Contingencies

     The Company is subject to routine claims and litigation incidental to its business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on the operating results or financial position of the Company.

Visionex

     Visionex was established in 1997, under the laws of Singapore, to engage in clinical, regulatory and marketing activities. During 1997, Visionex obtained from us the exclusive rights to register, import, market, sell and distribute Vitrase® and a product called Keraform® in East Asian markets, excluding Japan and Korea, for which Visionex paid us $5.0 million. Prior to the Company’s acquisition of Visionex (discussed below), investors who owned 66% of ISTA shares controlled 100% of Visionex shares.

     On March 8, 2000, the Company acquired Visionex by entering into an agreement with Visionex shareholders whereby we issued 3,319,363 shares of the Company’s Series C preferred stock, convertible into 245,879 shares of its common stock, to acquire all of the outstanding capital stock of Visionex. The Company assigned a fair value of $11.70 per share to the 3,319,363 shares of Series C preferred stock issued to effect the acquisition, at which time the Company recorded a deemed dividend of $19.2 million to recognize the excess of the value of the shares issued over the net assets acquired.

     Under Singapore tax law, Visionex was subject to a 15% withholding tax on a $5.0 million license that it paid to the Company in connection with a license to market, sell and distribute Vitrase® and its other corneaplasty products in certain countries in Southeast Asia. This withholding tax was waived by the Economic Development Board, or EDB, of Singapore subject to various conditions, including a commitment that Visionex would implement a proposed project to expand its business activities in Singapore to the benefit of the local economy. The Company substantially wound down Visionex operations in July 2002, and the proposed project was never implemented. Based upon a letter the Company recently received from the EDB and the Company’s assessment of its obligations with the EDB, management does not believe that the Company will be required to pay any withholding tax or related obligations in connection with the license fee. However, if the Company is required to pay this withholding tax, the Company does not believe such payment would have a material adverse effect on the Company’s business.

9. Recent Accounting Pronouncements

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 provides guidance on 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (“VIEs”); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest, or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Certain disclosures are effective immediately. The Company does not expect the implementation of FIN 46 to have a material effect on its financial condition or results of operations.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Interim Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Securities Litigation Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

     Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation “Factors That May Affect Results of Operations and Financial Condition” set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions, “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements”, included in the Company’s annual report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2002.

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

     In order to advance our strategic plan, we are pursuing the development of several products, including, Vitrase® and ISTALOL™, which are in the later stages of review by the FDA. There can be no assurances that either Vitrase® or ISTALOL™ will receive final FDA approval. However, we are currently undertaking significant preparations for expansion of our manufacturing and marketing capabilities in the event such approvals are obtained. If approved by the FDA, Vitrase® will be manufactured for us through our contract manufacturer and marketed by Allergan in the United States, while ISTALOL™ will be manufactured for us through our contract manufacturer and marketed by us in the United States.

     We currently have no approved products. Vitrase® (ovine hyaluronidase) is our proprietary drug that we are developing for the treatment of vitreous hemorrhage and diabetic retinopathy. On April 3, 2003, the FDA issued an “approvable” letter in which the FDA cited issues primarily related to the sufficiency of the efficacy data submitted with the New Drug Application (“NDA”) Vitrase®. The FDA requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. We intend to discuss with the FDA the comments contained in the “approvable” letter and, based upon those discussions, determine the next appropriate steps in the review and approval process of Vitrase®. We are also pursuing market approval in the United States of ISTALOL™, our new formulation of timolol, to treat glaucoma and developing other products designed to treat hyphema and ocular inflammation. We believe that if Vitrase®, ISTALOL™, and our other ophthalmic product candidates are successful, we will advance our strategic plan to become a fully-integrated specialty pharmaceutical company.

     We currently have no products available for sale. We have incurred losses since inception and had an accumulated deficit through March 31, 2003 of $127.7 million. Our losses have resulted primarily from research and development activities, including clinical trials, related general and administrative expenses and a deemed dividend to our preferred shareholders. We expect to continue to incur operating losses for the foreseeable future as we continue to conduct research, development and clinical testing activities, and to seek regulatory approval for our product candidates.

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

     Based on these improvements in visual function, and our review and discussions with the FDA regarding the data from the two studies, we submitted the clinical section and the chemistry, manufacturing and controls (“CMC”) section of the NDA for Vitrase® to the FDA in October 2002. The FDA accepted those sections of the Vitrase® NDA for review in December 2002, along with the pre-clinical pharmacology and toxicology section that was submitted in January 2002. On April 3, 2003, the FDA issued an “approvable” letter in which the FDA cited issues primarily related to the sufficiency of the efficacy data submitted with the NDA for Vitrase®. The FDA requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. We intend to discuss with the FDA the comments contained in the “approvable” letter and, based upon those discussions, determine the next appropriate steps in the review and approval process of Vitrase®.

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

     Currently, we rely upon Biozyme Laboratories Limited to supply us with ovine hyaluronidase, the active pharmaceutical ingredient in Vitrase®, and we rely on R.P. Scherer West, Inc. (a wholly owned subsidiary of Cardinal Health) to supply us with the finished Vitrase® product. Each of these parties is the sole source. Since Vitrase® has not received FDA approval, neither party has past experience in supplying us with commercial quantities of Vitrase®.

Acquisition of Other Product Candidates

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

     We acquired the rights to these three compounds in exchange for $290,000 and 10,000 shares of our common stock valued at $99,000 ($9.90 per share). Additionally, we assumed the liabilities of two milestone payments to Senju ($750,000 and $500,000), a milestone payment to the Eastern Virginia School of Medicine ($65,000), legal expenses associated with the acquisition ($20,000) and a patent application fee for Caprogel® ($4,500). As of the date these compounds were acquired, they had not achieved feasibility and there is no significant alternative future use should our development efforts prove unsuccessful. Accordingly, we recorded an acquired in-process research and development charge of $1,728,500 in May 2002 related to the purchase of these compounds.

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

     We have supply agreements with Bausch & Lomb Incorporated to manufacture commercial quantities of ISTALOL™ and bromfenac. Under the terms of these agreements we are required to pay approximately $825,000 in development fees to Baush & Lomb. The initial term of the supply agreement for the manufacturing of bromfenac expires on the fourth anniversary of our receipt of written FDA approval of the NDA for bromfenac and the initial term of the supply agreement for the manufacturing of ISTALOL™ expires on the third anniversary of our receipt of written FDA approval of the NDA for ISTALOL™. Each of these agreements will be automatically renewed for additional two year periods unless terminated by either party pursuant to the terms of the agreement.

Bromfenac and Caprogel®

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

Results of Operations

Three Months Ended March 31, 2003 and 2002

     Revenue. Revenue of $69,000 and $70,000 for the three months ended March 31, 2003 and 2002 reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka in connection with the license for Vitrase® in Japan.

     Research and development expenses. Research and development expenses for the three months ended March 31, 2003 were $3.4 million compared to $2.9 million for the three months ended March 31, 2002. The increase of $500,000 is principally the result of development and manufacturing activities related to Vitrase®, ISTALOL™ and bromfenac.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $2.1 million for the three months ended March 31, 2003 compared to $1.9 million for the three months ended March 31, 2002. The increase is primarily due to additional personnel and facilities expenses in 2003 compared to 2002 and an increase in the cost of directors’ and officers’ insurance that went into effect during the last half of 2002.

     Interest income. Interest income was $115,000 for the three months ended March 31, 2003 compared to $87,000 for the three months ended March 31, 2002. The increase in interest income was primarily attributable to higher cash balances for the first quarter of 2003 compared to the first quarter of 2002 due to the PIPE transaction that occurred in November 2002.

     Interest expense. Interest expense was $5,000 for the three months ended March 31, 2003 and there was no interest expense for the three months ended March 31, 2002. The interest expense was primarily attributable to the financing of our directors’ and officers’ insurance premiums during the three months ended March 31, 2003.

Liquidity and Capital Resources

     As of March 31, 2003, we had approximately $30.2 million in cash and short-term investments.

     We have financed our operations since inception primarily through private sales of our preferred stock and sale of our common stock in our initial public offering. We received net proceeds of $10.0 million from the private sale of preferred stock in March 2000, $31.5 million from our initial public offering in August 2000, $4.0 million from the private sale of common stock in December 2001, $5.0 million from a license fee payment in December 2001, $4.0 million from the issuance of promissory notes in September 2002 and $40.0 million from our PIPE transaction in November 2002. This PIPE transaction involved a private placement of 10,526,306 shares of our common stock for the aggregate purchase price of approximately $40.0 million, or $3.80 per share, and warrants to purchase up to 1,578,946 shares of our common stock for an exercise price of $3.80 per share.

     For the three months ended March 31, 2003, we used $5.5 million of cash for operations principally as a result of the net loss of $5.3 million partially offset by non-cash compensation expense of $306,000. We used approximately $4.8 million of cash for operations in the three months ended March 31, 2002.

     For the three months ended March 31, 2003, we used $1.6 million of cash for investing activities, primarily to purchase marketable securities. For the three months ended March 31, 2002, we used $4.1 million for investing activities, primarily to purchase marketable securities.

     For the three months ended March 31, 2003, we received $8,000 from financing activities, primarily from the issuance of common stock relative to our Employee Stock Purchase Plan. For the three months ended March 31, 2002, we received $116,000 from financing activities, primarily from the exercise of stock options.

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

Factors that May Affect Results of Operations and Financial Condition.

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

     The NDA process is extensive, time-consuming and costly, and there is no guarantee that regulatory authorities will approve NDAs of any of our product candidates. We have submitted NDAs, which are currently pending before the FDA, for both Vitrase® and for ISTALOL™. Moreover, we depend on the assistance of Senju Pharmaceuticals for obtaining regulatory approval for ISTALOL™.

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

     We have only a limited operating history upon which you can evaluate our business. We have never been profitable, and we might never become profitable. As of March 31, 2003, our accumulated deficit was $127.7 million, including a net loss of approximately $23.0 million for the year ended December 31, 2002 and a net loss of $5.3 million for the three months ended March 31, 2003. We have not generated any revenue from product sales to date, and we may never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. As of March 31, 2003, we had approximately $30.2 million in cash and short-term investments and working capital of $28.0 million. We anticipate that our existing capital resources will enable us to fund operations for at least the next twelve months. We may be required to raise additional capital in the future. If we are required to raise additional capital in the future there can be no assurance that the additional financing will be available on favorable terms.

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

     We have entered into collaborations with Allergan, Inc. and Otsuka Pharmaceuticals, Co. Ltd. relating to Vitrase®, and with Senju Pharmaceuticals relating to ISTALOL™ and bromfenac. If we obtain regulatory approval for Vitrase® in the United States and Europe, we will be dependent on Allergan for the commercialization of Vitrase® in the United States and Europe. We will depend on Otsuka for obtaining regulatory approval of Vitrase® in Japan, and if such approval is obtained, we will be dependent upon Otsuka for the commercialization of Vitrase® in Japan. We will also be dependent on Senju Pharmaceuticals for obtaining regulatory approval for ISTALOL™ in the United States. The amount and timing of resources that Allergan, Otsuka, and Senju dedicate to our collaborations are not within our control. Accordingly, any breach or termination of our agreements by these collaborators could delay or stop the development and/or commercialization of our product candidates. Our collaborative partners may change their strategic focus, terminate our agreements, or pursue alternative technologies. Although our agreements with Allergan, Otsuka and Senju contain reciprocal terms providing that neither we nor they may develop products that directly compete in the same form with the products involved in the collaboration, there can be no assurances that our collaborators will not develop competing products in different forms or products that compete indirectly with our products. Accordingly, unfavorable developments in our relationship with our strategic partners could have a significant adverse effect on us and our financial condition.

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

     The average daily trading volume in our common stock for the twelve-month period ending March 31, 2002 was approximately 14,770 shares, and the average daily number of transactions was approximately 75 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

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

     The PIPE investors also entered into “lock-up” agreements with the Company that impose restrictions on the ability of the PIPE investors to sell or otherwise dispose of the shares of our common stock that they received in the PIPE transaction. These “lock-up” restrictions expire on May 19, 2003. We filed a registration statement on Form S-3 to cover the shares issued to the PIPE investors and issuable upon conversion of the warrants. In the future, we may issue additional options, warrants or other derivative securities convertible into our Common Stock.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2002 and for the first three months of 2003 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense.

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

          On March 18, 2003 we filed a Form 8-K attaching a press release announcing that the U.S. Food and Drug Administration’s Dermatologic and Ophthalmic Drug Advisory Committee reviewed the Registrant’s Vitrase® product (ovine hyaluronidase) for the treatment of vitreous hemorrhage

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on this 15th day of May 2003.

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Lauren P. Silvernail

Lauren P. Silvernail
Chief Financial Officer &
Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Executive Employment Agreement between Lauren P. Silvernail and the Registrant, dated February 10, 2003

99.1	President and Chief Executive Officer’s Certification Pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Chief Financial Officer and Vice President, Corporate Development’s Certification Pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002