Form 10-K/A
period 2002-12-31
ISTA PHARMACEUTICALS INC
filed 2003-06-04
CIK 930553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
Amendment No. 3

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
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 99.1
EXHIBIT 99.2

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K/A for ISTA Pharmaceuticals, Inc. for the fiscal year ended December 31, 2003 (the “Report”) supplements the Report by filing Exhibits 10.37, 10.38, 10.39, 10.42, 10.43, 99.1 and 99.2. No further revisions have been made to the previously filed Report.

i

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(3)	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of registrant (1)
3.2	Certificate of Correction to Restated Certificate of Incorporation (1)
3.3	Certificate of Correction to Restated Certificate of Incorporation (2)
3.3	Bylaws of the registrant, as amended (3)
3.4	Certificate of Amendment to Bylaws of the registrant (1)
4.1	Specimen common stock certificate (3)
4.2	Preferred Stock Rights Agreement, dated as of December 31, 2001, between the registrant and Mellon Investor Services LLC (4)
4.3	First Amendment to the Preferred Stock Rights Agreement with Mellon Investor Services LLC, dated November 18, 2002 (5)
10.1	Amended and Restated Investors Rights Agreement dated as of March 29, 2000 (3)
10.2	1993 Stock Plan and forms of agreements thereunder (3)
10.3	2000 Stock Plan, as amended, and forms of agreements thereunder (3)
10.4	2000 Employee Stock Purchase Plan, as amended (3)
10.5	Form of Indemnification Agreement with executive officers and directors (3)
10.6	Clinical Development Agreement between Covance, Inc. and the registrant dated as of October 28, 1998, as amended (3)
10.7	Agreement between CroMedica Global Inc. and the registrant as of September 8, 1998 (3)
10.8	Agreement between CroMedica Global Inc. and the registrant as of May 19, 1999 (3)
10.9	Lease between the registrant and Aetna Life Insurance Company dated September 13, 1996 for leased premises located at Suite 100, 15279 Alton Parkway, Irvine, California (3)
10.10	Distributor Agreement between Laboratorios Sophia S.A. de C.V. and the registrant as of April 23, 1998 (3)
10.11	Supply Agreement between Biozyme Laboratories, Ltd. and the registrant as of September 23, 1999 (3)
10.12	License Agreement between Allergan Sales, Inc., Allergan Sales, Ltd. and the registrant as of March 29, 2000 (3),(6)
10.13	Supply Agreement between Allergan Sales, Inc., Allergan Sales, Ltd. and the registrant as of March 29, 2000 (3),(6)
10.14	Amendment No. 1 to Contract Clinical Research Agreement with CroMedica Global, Inc., dated May 19, 1999 (7)

Exhibit Number	Description

10.15	Amendment No. 2 to Contract Clinical Research Agreement with CroMedica Global, Inc., dated May 19, 1999 (7)
10.16	License Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (6),(8)
10.17	Supply Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (6),(8)
10.18	Securities Purchase Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (6),(8)
10.19	Registration Rights Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (6),(8)
10.20	Amendment No. 3 to Contract Clinical Research Agreement with CroMedica Global, Inc., dated December 5, 2001 (9)
10.21	Executive Employment Agreement between Vicente Anido, Jr., Ph.D. and the registrant, dated December 21, 2001 (9)
10.22	Stand-Alone Stock Option Agreement between Vicente Anido, Jr., Ph.D. and the registrant, dated December 21, 2001 (9)
10.23	Transition and Release Agreement between Edward H. Danse and the registrant, dated January 2, 2002 (9)
10.24	Facility Lease Amendment No. 1 with Alton Plaza Property, Inc. (9)
10.25	Facility Lease Amendment No. 2 with Alton Plaza Property, Inc. (9)
10.26	Asset Purchase and Sale Agreement with AcSentient, Inc., dated May 3, 2002 (10)
10.27	Master Services Agreement with R.P. Scherer West, Inc. doing business as SP Pharmaceuticals, dated June 7, 2002 (11)
10.28	Form of Change in Control Severance Agreement with certain officers (12)
10.29	Form of Change in Control Severance Agreement with (Thomas A. Mitro and Kirk McMullin.) (12)
10.30	Note and Warrant Purchase Agreement between the registrant and Investors, dated September 19, 2002
10.31	Form of Senior Secured Convertible Promissory Note issued under the Note and Warrant Purchase Agreement (13)
10.32	Form of Warrant issued under the Note and Warrant Purchase Agreement (13)
10.33	Common Stock and Warrant Purchase Agreement between the registrant and Investors, dated September 19, 2002
10.34	Form of Warrant to be issued under the Common Stock and Warrant Purchase Agreement (13)
10.35	Individual Non-Qualified Stock Option Agreement between Thomas A. Mitro and the registrant, dated July 1, 2002 (14)
10.36	Individual Non-Qualified Stock Option Agreement between Kirk McMullin and the registrant, dated August 5, 2002 (14)
10.37	Bausch & Lomb Pharmaceuticals, Inc. Contract Manufacturing Supply Agreement with registrant, dated November 25, 2002 (6)
10.38	Bausch & Lomb Pharmaceuticals, Inc. Contract Manufacturing Supply Agreement with registrant, dated February 6, 2003 (6)
10.39	License Agreement between the Eastern Virginia School of Medicine, and AcSentient, Inc., dated as of January 29, 2002 (6)
10.40	Addendum between the Eastern Virginia School of Medicine, and AcSentient, Inc., dated as of April 30, 2002 (6), (15)
10.41	Letter regarding consent to assignment of License Agreement from AcSentient, Inc. to the Eastern Virginia School of Medicine, dated April 26, 2002 (15)

Exhibit Number	Description

10.42	License Agreement between Senju Pharmaceutical Co., Ltd. and AcSentient, Inc., dated March 7, 2002 (6)
10.43	Agreement between Senju Pharmaceutical Co., Ltd. and AcSentient, Inc., dated April 17, 2002 (6)
10.44	Series D Preferred Stock Purchase Agreement between Allergan Pharmaceuticals (Ireland) Ltd., Inc., and registrant, dated as of March 29, 2000 (3)
10.45	Amendment to Bromfenac License Agreement between Senju Pharmaceutical Co., Ltd., and registrant, dated August 13, 2002 (6), (15)
10.46	Amendment to Timolol Agreement between Senju Pharmaceutical Co., Ltd., and registrant, dated August 13, 2002 (6), (15)
21.1	Subsidiaries of the registrant (1)
99.1	President and Chief Executive Officer’s Certification Pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Chief Financial Officer and Vice President, Corporate Development’s Certification Pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 7, 2003.

(2)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission on April 9, 2003.

(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (File No. 333-34120).

(4)	Incorporated by reference to the registrant’s report on Form 8-A filed with the Commission on January 22, 2002.

(5)	Incorporated by reference from the registrant’s Registration Statement on Form 8-A12G/A filed with the Commission on November 19, 2002.

(6)	Confidential treatment requested as to certain portions.

(7)	Incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 30, 2001.

(8)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission on January 2, 2002.

(9)	Incorporated by reference from the registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002.

(10)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission on May 6, 2002.

(11)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission on July 9, 2002.

(12)	Incorporated by reference from the registrant’s report on Form 10-Q for the period ended June 30, 2002 filed with the Commission on August 14, 2002.

(13)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission September 25, 2002.

(14)	Incorporated by reference from the registrant’s Registration Statement on Form S-8 filed with the Commission on February 18, 2003.

(15)	Incorporated by reference from the registrant’s report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on April 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on June 3, 2003.

By:	/s/ VICENTE ANIDO, JR.

Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VICENTE ANIDO, JR.
	President, Chief Executive Officer and Director	June 3, 2003
Vicente Anido, Jr., Ph.D.

/s/ LAUREN P. SILVERNAIL	Chief Financial Officer and Vice President,
	Corporate Development	June 3, 2003
Lauren P. Silvernail

/s/ ROBERT G. MCNEIL *
	Chairman of the Board	June 3, 2003
Robert G. McNeil, Ph.D.

/s/ JEFFREY L. EDWARDS *
	Director	June 3, 2003
Jeffrey L. Edwards

/s/ BENJAMIN F. MCGRAW III *
	Director	June 3, 2003
Benjamin F. McGraw III

/s/ PETER BARTON HUTT *
	Director	June 3, 2003
Peter Barton Hutt

/s/ KATHLEEN D. LAPORTE *
	Director	June 3, 2003
Kathleen D. LaPorte

/s/ LIZA PAGE NELSON *
	Director	June 3, 2003
Liza Page Nelson

/s/ RICHARD C. WILLIAMS *
	Director	June 3, 2003
Richard C. Williams

/s/ WAYNE I. ROE *

Wayne I. Roe	Director	June 3, 2003

*By:	/s/ VICENTE ANIDO, JR.

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

Date: June 3, 2003

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

Date: June 3, 2003

/s/ Lauren P. Silvernail

Lauren P. Silvernail
Chief Financial Officer and Vice
President, Corporate Development