Form 10-Q
period 2003-06-30
ISTA PHARMACEUTICALS INC
filed 2003-08-14
CIK 930553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 000-31255

ISTA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0511729
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of August 1, 2003 was 13,319,604.

		Page
		No

PART I	FINANCIAL INFORMATION	3
Item 1	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets — June 30, 2003 (unaudited) and December 31, 2002	3
	Condensed Consolidated Statements of Operations (unaudited) - Three and Six Month Periods Ended June 30, 2003 and 2002 and for the Period from February 13, 1992 (inception) through June 30, 2003	4
	Condensed Consolidated Statements of Cash Flows (unaudited) - Six Month Periods Ended June 30, 2003 and 2002 and for the Period from February 13, 1992 (inception) through June 30, 2003	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3	Quantitative and Qualitative Disclosure about Market Risk	21
Item 4	Controls and Procedures	21
PART II	OTHER INFORMATION	21
Item 1	Legal Proceedings	21
Item 6	Exhibits and Reports on Form 8-K	21
	Signatures	23
	Index to Exhibits	24

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,118	$32,257
Short-term investments	9,986	3,455
Other current assets	500	509

Total current assets	25,604	36,221
Property and equipment, net	762	879
Deposits and other assets	35	35

Total Assets	$26,401	$37,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,844	$910
Accrued compensation and related expenses	231	687
Accrued expenses — clinical trials	627	721
Other accrued expenses	604	857

Total current liabilities	3,306	3,175
Deferred rent	11	10
Deferred income	4,583	4,722
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized at June 30, 2003 and December 31, 2002; 13,315,039 and 13,288,120 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	13	13
Additional paid in capital	153,090	153,022
Deferred compensation	(827)	(1,390)
Accumulated other comprehensive income	(21)	(23)
Deficit accumulated during the development stage	(133,754)	(122,394)

Total stockholders’ equity	18,501	29,228

Total Liabilities and Stockholders’ Equity	$26,401	$37,135

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ISTA Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

					For the Period
					From
					February 13,
					1992
					(Inception)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,

	2003	2002	2003	2002	2003

Revenue	$70	$70	$139	$140	$417
Operating expenses:
Research and development	3,924	4,470	7,350	7,392	80,813
Selling, general and administrative	2,288	2,249	4,352	4,166	36,105

Total operating expenses	6,212	6,719	11,702	11,558	116,918

Loss from operations	(6,142)	(6,649)	(11,563)	(11,418)	(116,501)
Interest income	94	43	209	130	2,836
Interest expense	(1)	0	(6)	0	(799)

Net loss	(6,049)	(6,606)	(11,360)	(11,288)	(114,464)
Deemed dividend for preferred stockholders	—	—	—	—	(19,245)

Net loss attributable to common stockholders	$(6,049)	$(6,606)	$(11,360)	$(11,288)	$(133,709)

Net loss per common share, basic and diluted	$(0.45)	$(3.93)	$(0.85)	$(6.76)

Shares used in computing net loss per common share, basic and diluted	13,300	1,681	13,295	1,671

ISTA Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

			For the Period
			From
			February 13,
	Six Months Ended		1992 (Inception)
	June 30,		Through
			June 30,
	2003	2002	2003

Operating Activities
Net loss attributable to common stockholders	$(11,360)	$(11,288)	$(133,709)
Deemed dividend for preferred stockholders	—	—	19,245
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Amortization of deferred compensation	556	1,304	9,127
Amortization of fair value of warrant discount and related accrued interest	(9)	—	454
Common stock issued for services	—	99	310
Forgiveness of note receivable	—	—	162
Depreciation and amortization	174	168	1,840
Deferred rent	1	15	11
Deferred income	(139)	(140)	4,583
Changes in operating assets and liabilities:
Advanced payments — clinical trials and other current assets	9	197	(500)
Note receivable from officer	—	—	(162)
Accounts payable	934	1,133	1,845
Accrued compensation and related expenses	(456)	(494)	231
Accrued expenses — clinical trials and other accrued expenses	(347)	(1,052)	1,355
License fee received from Visionex	—	—	5,000

Net cash used in operating activities	(10,637)	(10,058)	(90,204)

Investing Activities
Purchase of marketable investment securities	(9,330)	(11,026)	(56,001)
Sale of marketable investment securities	2,799	10,258	45,989
Purchase of equipment	(57)	(298)	(2,599)
Deposits and other assets	—	—	(53)
Proceeds from refinancing under capital leases	—	—	827
Cash acquired from Visionex transaction	—	—	4,403

Net cash used in investing activities	(6,588)	(1,066)	(7,434)

Financing Activities
Payments on obligation under capital lease	—	—	(827)
Proceeds from exercise of stock options	84	107	765
Proceeds from exercise of warrants	—	—	41
Proceeds from bridge loans with related parties	—	—	5,047
Payments on bridge loans with related parties	—	—	(3,755)
Proceeds from issuance of preferred stock	—	—	34,215
Repurchase of preferred stock	—	—	(56)
Proceeds from issuance of common stock	—	—	77,350

Net cash provided by financing activities	84	107	112,780
Effect of exchange rate changes on cash	2	5	(24)

(Decrease) Increase in Cash and Cash Equivalents	(17,139)	(11,012)	15,118
Cash and cash equivalents at beginning of period	32,257	12,348	—

Cash and Cash Equivalents At End of Period	$15,118	$1,336	$15,118

ISTA Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2003

1. The Company

     ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. The Company reincorporated in Delaware on August 4, 2000.

     Some of the products that the Company is developing involve the use of highly purified formulations of hyaluronidase. The Company’s lead ovine hyaluronidase-based product candidate, Vitrase®, is a proprietary drug for the treatment of vitreous hemorrhage and diabetic retinopathy. In addition, ISTA is developing Vitrase® for use as a spreading agent to facilitate the dispersion and absorption of other drugs. The Company is also developing products to treat hyphema, glaucoma and ocular inflammation. The Company’s goal is to become a fully integrated specialty pharmaceutical company by acquiring complementary products, either already marketed or in late-stage development. The Company has not commenced commercial operations and is considered to be in the development stage.

     As of June 30, 2003, the Company had approximately $25.1 million in cash and short-term investments. The Company incurred a net loss of $11.4 million for the six months ended June 30, 2003 and had an accumulated deficit of $133.8 million at June 30, 2003. The ability of the Company to continue as a going concern is dependent upon its ability to obtain additional capital and achieve profitable operations. The Company’s ability to transition from the development stage and ultimately, to attain profitable operations, is dependent upon obtaining sufficient working capital to complete the successful development of its products, approval by the U.S. Food and Drug Administration (“FDA”) of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure. Management believes that the Company’s existing capital resources will enable the Company to fund operations for at least the next 12 months. The condensed consolidated financial statements contained in this Form 10-Q do not include any adjustments to the specific amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Revenue Recognition

     The Company recognizes revenue consistent with the provisions of SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized ratably over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for milestone payments are recognized upon (i) the achievement of specified milestones when the Company has earned the milestone payment or, (ii) the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. The Company defers payments for milestone events which are reasonably assured and recognizes them ratably over the minimum remaining period of the Company’s performance obligations. Payments for milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

     In December 2001, the Company began a collaboration with Otsuka Pharmaceutical Co., Ltd. under which Otsuka will be responsible for all clinical development, regulatory approvals, sales and marketing activities for Vitrase®, for ophthalmic uses in the posterior segment of the eye, in Japan. The Company’s principal sources of revenue from this collaboration and the commercialization of Vitrase® will be the license fee received in December 2001, which is being amortized over the Company’s continuing involvement with Otsuka, milestone payments and product sales received from Otsuka. To date, the Company has not earned this milestone payment from Otsuka and it cannot guarantee that it will receive this milestone payment in the future. Under the terms of the collaboration, the Company is responsible for the manufacture of Vitrase® and supplying all of Otsuka’s requirements for Vitrase®.

4. Comprehensive Income (Loss)

     Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income”, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the six-month period ended June 30, 2003 and 2002 was $11,358,000 and $11,303,000, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

5. Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which (i) amends SFAS No. 123, “Accounting for Stock-Based Compensation” to add two new transitional approaches when changing from the Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 123 fair value method and (ii) amends APB Opinion No. 28, “Interim Financial Reporting” to call for disclosure of SFAS No. 148 pro forma information on a quarterly basis. The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than the market value at the measurement date.

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

     As required under SFAS No. 123 and SFAS No. 148, the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions: risk-free interest rate of 3%, dividend yields of 0%, expected volatility of 73%, and a weighted-average expected life of the option of 4 years.

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

	Six Months Ended

	June 30, 2003	June 30, 2002

Net loss attributed to common stockholders, as reported	($11,360)	($11,288)

Pro forma net loss	($12,102)	($11,592)

Net loss per share, basic and diluted, as reported	($.85)	($6.76)

Pro forma net loss per share, basic and diluted	($.91)	($6.94)

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

7. Private Investment in Public Equity

     On November 19, 2002, the Company consummated a private investment in public equity (“PIPE”) transaction, involving a private placement of 10,526,306 shares of its common stock for the aggregate gross purchase price of approximately $40.0 million, or $3.80 per share, and warrants to purchase up to 1,578,946 shares of its common stock for an exercise price of $3.80 per share. Investors in the PIPE transaction included persons and entities affiliated with The Sprout Group, Sanderling Venture Partners, Investor Growth Capital Limited, Gund Investment Corporation, KBL Healthcare, MDS Capital, and Ontario Teachers’ Pension Plan Board. In addition, $4.0 million of promissory notes previously issued to several of the same investors in ISTA’s September 2002 bridge financing were converted into 1,052,620 shares of the Company’s common stock, based upon the conversion price of $3.80 per share, concurrently with the consummation of the PIPE transaction. The Company believes this funding will enable it to execute on its plans to complete development work on the Company’s late-stage product candidates and introduce these products to the ophthalmic marketplace if they are approved by the FDA.

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

     Under Singapore tax law, Visionex was subject to a 15% withholding tax on a $5.0 million license that it paid to the Company in connection with a license to market, sell and distribute Vitrase® and its other corneaplasty products in certain countries in Southeast Asia. This withholding tax was waived by the Economic Development Board, or EDB, of Singapore subject to various conditions, including a commitment that Visionex would implement a proposed project to expand its business activities in Singapore to the benefit of the local economy. The Company substantially wound down Visionex operations in July 2002, and the proposed project was never implemented. Based upon a letter the Company received from the EDB and the Company’s assessment of its obligations with the EDB, management does not believe that the Company will be required to pay any withholding tax or related obligations in connection with the license fee. However, if the Company is required to pay this withholding tax, the Company does not believe such payment would have a material adverse effect on the Company’s business.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for the Company beginning January 1, 2003. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on the Company’s consolidated financial position and results of operations.

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

     In order to advance our strategic plan, we are pursuing the development of several products, including Vitrase® and ISTALOL™, which are in the later stages of review by the FDA. There can be no assurances that either Vitrase® or ISTALOL™ will receive final FDA approval. However, we are currently undertaking significant preparations for expansion of our manufacturing and marketing capabilities in the event such approvals are obtained. If approved by the FDA, Vitrase®, for the treatment of vitreous hemorrhage, will be manufactured for us through our contract manufacturer and marketed by Allergan, Inc. in the United States, while ISTALOL™ will be manufactured for us through our contract manufacturer and marketed by us in the United States.

     We currently have no approved products. Vitrase® (ovine hyaluronidase) is our proprietary drug that we are developing for the treatment of vitreous hemorrhage and diabetic retinopathy. In addition, we are pursuing market approval in the United States for Vitrase® for use as a spreading agent to facilitate the dispersion and absorption of other drugs. We are also pursuing market approval in the United States of ISTALOL™, our new formulation of timolol, to treat glaucoma and developing other products designed to treat hyphema and ocular inflammation. We believe that if Vitrase®, ISTALOL™, and our other ophthalmic product candidates are successful, we will advance our strategic plan to become a fully-integrated specialty pharmaceutical company.

     We currently have no products available for sale. We have incurred losses since inception and had an accumulated deficit through June 30, 2003 of $133.8 million. Our losses have resulted primarily from research and development activities, including clinical trials, related general and administrative expenses and a deemed dividend to our preferred shareholders. We expect to continue to incur operating losses for the foreseeable future as we continue to conduct research, development and clinical testing activities, and to seek regulatory approval for our product candidates.

Vitrase®

     Our current lead product candidate is Vitrase®, which is derived from highly purified formulations of ovine hyaluronidase. In October 2002, we submitted to the FDA a New Drug Application (“NDA”) for Vitrase® for the treatment of vitreous hemorrhage.

     On April 3, 2003, the FDA issued an “approvable” letter in which the FDA cited issues primarily related to the sufficiency of the efficacy data submitted with the NDA for Vitrase® for the treatment of vitreous hemorrhage. The FDA requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. We are discussing with the FDA the comments contained in the “approvable” letter and, based upon those discussions, will determine the next appropriate steps in the review and approval process of Vitrase® for the treatment of vitreous hemorrhage.

     In March 2000, we entered into a collaboration with Allergan, Inc., under which Allergan will be responsible for the marketing, sale and distribution of Vitrase®, for ophthalmic uses in the posterior region of the eye, in the United States and all international markets except Mexico (until April 2004) and Japan. Accordingly, we depend on the success of Allergan in commercializing Vitrase® in these markets. Our principal sources of revenue from this collaboration will be milestone, royalty and profit-sharing payments received from Allergan. Under the terms of the collaboration, we are responsible for the manufacture of Vitrase® and for supplying all of Allergan’s requirements for Vitrase® for these markets. If we are successful in obtaining regulatory approval for Vitrase® in these markets and providing adequate supplies to Allergan, and Allergan subsequently achieves significant sales of the product, we may receive substantial royalties and other payments from Allergan; however, our aggregate manufacturing costs may also increase.

     In December 2001, we entered into a collaboration with Otsuka Pharmaceuticals Co. Ltd., a leading Japan-based international health care and pharmaceuticals company. Under the terms of the collaboration, Otsuka will be responsible for all clinical development, regulatory approvals, sales and marketing activities for Vitrase® for ophthalmic uses in the posterior segment of the eye in Japan, and we will be responsible for supplying all of Otsuka’s requirements for Vitrase® for this market. Our principal sources of revenue from this collaboration will be license fees and milestone payments from Otsuka.

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

     In July 2003, we announced that we had been granted United States patent number 6,551,590 B2 covering the use of certain preparations of hyaluronidase derived from any source (including bovine and ovine sources) for ophthalmic administration and enzymatic methods for accelerating the clearance of hemorrhagic blood from the vitreous body of the eye. Previously, we were granted United States patent number 5,866,120 in July 1999 and United States patent number 6,039,943 in March 2000, both covering methods for clearing blood from the vitreous humor using hyaluronidase.

     In August 2003, we submitted to the FDA a second NDA for Vitrase® for use as a spreading agent to facilitate the dispersion and absorption of other drugs. In addition, in the Dosage and Administration section of this second Vitrase® NDA, we are seeking approval from the FDA to provide directions for reconstitution of Vitrase® for potential treatment applications in the back of the eye. The product submitted in the second NDA is the same package configuration as the original NDA. The dose used as a spreading agent is different than the dose used for injection to the back of the eye. With respect to the second Vitrase® NDA, we may pursue different package configurations of the product over time to facilitate product utilization, improve profit margins and aid in third party reimbursement.

Acquisition of Other Product Candidates

     In May 2002, the Company acquired substantially all the assets of AcSentient, Inc. The assets include United States marketing rights for a new one-a-day liquid formulation of timolol, which we have named ISTALOL™, a beta-blocking agent for treating glaucoma.

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

     The NDA for ISTALOL™ was submitted by Senju to the FDA in September 2002. The NDA included data from pre-clinical studies conducted in Japan, combined with data from a Phase I clinical study conducted in the United States and a multi-center Phase III clinical study recently completed in the United States. In July 2003, the FDA issued an “approvable” letter with respect to the ISTALOL™ NDA citing issues related to manufacturing methods and controls. No additional clinical studies were requested. We believe the issues cited by the FDA are addressable and we are also seeking qualification of an alternative manufacturing site. We are currently conducting a Phase III study of bromfenac in the United States. Assuming successful completion of our clinical studies, we anticipate submitting an NDA for bromfenac in early 2004. We are currently conducting feasibility studies for the commercialization of Caprogel®. Once completed, and if these studies yield promising results, we intend to pursue further clinical development of Caprogel® consistent with such studies’ results. However, the timing and scope for our development of Caprogel® may change based on our assessment, from time to time, of this product candidate’s market potential, other product opportunities and our corporate priorities.

ISTALOL™

     In May 2002, we acquired substantially all of the assets of AcSentient, Inc. The assets include United States marketing rights for a new once-a-day liquid formulation of timolol, which we have named ISTALOL™, a beta-blocking agent for treating glaucoma. AcSentient previously acquired rights to this compound from Senju Pharmaceutical Co., Ltd., headquartered in Osaka, Japan. Senju has a diverse product portfolio including ophthalmic, central nervous system, cardiovascular, circulatory, gastro-intestinal, respiratory, oncology and dermatological products.

     Our acquisition of ISTALOL™ was consistent with our strategic objective of acquiring complementary late-stage product candidates. Senju submitted the NDA for ISTALOL™ to the FDA in September 2002. That NDA included data from pre-clinical studies conducted in Japan, combined with data from a Phase I clinical study conducted in the United States and a multi-center Phase III clinical study recently completed in the United States. In July 2003, the FDA issued an “approvable” letter with respect to the ISTALOL™ NDA citing issues related to manufacturing methods and controls. No additional clinical studies were requested. We believe the issues cited by the FDA are addressable and we are also seeking qualification of Bausch & Lomb as an alternative manufacturing site.

     If the FDA approves all components of the ISTALOL™ NDA, we believe that we will be positioned to commercialize ISTALOL™ in the United States, and to thereby further broaden our specialty ophthalmic pharmaceutical product offerings.

     We have supply agreements with Bausch & Lomb Incorporated to manufacture commercial quantities of ISTALOL™ and bromfenac. Under the terms of these agreements we are required to pay approximately $825,000 in development fees to Bausch & Lomb. The initial term of the supply agreement for the manufacturing of bromfenac expires on the fourth anniversary of our receipt of written FDA approval of the NDA for bromfenac and the initial term of the supply agreement for the manufacturing of ISTALOL™ expires on the third anniversary of our receipt of written FDA approval of the NDA for ISTALOL™. Each of these agreements will be automatically renewed for additional two year periods unless terminated by either party pursuant to the terms of the agreement.

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

     We are currently conducting feasibility studies for the commercialization of Caprogel®. Once completed, and if these studies yield promising results, we intend to pursue further clinical development of Caprogel® consistent with such studies’ results. However, the timing and scope for our development of Caprogel® may change based on our assessment, from time to time, of this product’s market potential, other product opportunities and our corporate priorities.

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

Results of Operations

Three Months Ended June 30, 2003 and 2002

     Revenue. Revenue of $70,000 for both the three months ended June 30, 2003 and 2002 reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka in connection with the license for Vitrase® in Japan.

     Research and development expenses. Research and development expenses for the three months ended June 30, 2003 were $3.9 million compared to $4.5 million for the three months ended June 30, 2002. The decrease of $600,000 is principally due to the immediate write off in the second quarter of 2002 of acquisition costs associated with the asset purchase of three late stage development compounds (ISTALOL™, bromfenac, and Caprogel®) from AcSentient, Inc. As of the date these compounds were acquired, they had not achieved feasibility and there was no significant alternative future use should our development efforts prove unsuccessful. Accordingly, we recorded an acquired in-process research and development charge of $1.7 million in the second quarter of 2002. Exclusive of this one-time expense, the $1.1 million increase in research and development costs in the second quarter of 2003 as compared to the same period last year is primarily attributable to increased development and/or manufacturing spending related to Vitrase®, ISTALOL™, and bromfenac.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $2.3 million for the three months ended June 30, 2003 compared to $2.2 million for the three months ended June 30, 2002. The increase in selling, general and administrative expenses is primarily due to additional personnel and facilities expenses in 2003 compared to 2002.

     Interest income. Interest income was $94,000 for the three months ended June 30, 2003 compared to $43,000 for the three months ended June 30, 2002. The increase in interest income was primarily attributable to higher cash balances for the first quarter of 2003 compared to the first quarter of 2002 due to the PIPE transaction that occurred in November 2002.

     Interest expense. Interest expense was $1,000 for the three months ended June 30, 2003 and there was no interest expense for the three months ended June 30, 2002. The interest expense was primarily attributable to the financing of our directors’ and officers’ insurance premiums during the three months ended June 30, 2003.

Six Months Ended June 30, 2003 and 2002

     Revenue. Revenue of $139,000 and $140,000 for the six months ended June 30, 2003 and the six months ended June 30, 2002 reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka in connection with the license for Vitrase® in Japan.

     Research and development expenses. Research and development expenses were $7.4 million for the six months ended June 30, 2003 and remained flat at $7.4 million for the six months ended June 30, 2002. During the six months ended June 30, 2002, we incurred an immediate write off of acquisition costs associated with the asset purchase of three late stage development compounds (ISTALOL™, bromfenac, and Caprogel®) from AcSentient, Inc. As of the date these compounds were acquired, they had not achieved feasibility and there was no significant alternative future use should our development efforts prove unsuccessful. Accordingly, we recorded an acquired in-process research and development charge of $1.7 million during the six months ended June 30, 2002. Exclusive of this one-time expense, the $1.7 million increase in research and development costs during the six months ended June 30, 2003 as compared to the same period last year is primarily attributable to increased development and/or manufacturing spending related to Vitrase®, ISTALOL™, and bromfenac.

     Selling, general and administrative expenses. General and administrative expenses were $4.4 million for the six months ended June 30, 2003 compared to $4.2 million for the six months ended June 30, 2002. The increase is primarily due to additional personnel and facilities expenses in 2003 compared to 2002 and an increase in the cost of directors & officers insurance that went into effect during the last half of 2002.

     Interest income. Interest income was $209,000 for the six months ended June 30, 2003 compared to $130,000 for the six months ended June 30, 2002. The increase in interest income was attributable to higher cash balances during the first six months of 2003 compared to the first six months of 2002.

     Interest expense. Interest expense was $6,000 for the six months ended June 30, 2003 and there was no interest expense for the six months ended June 30, 2002. The interest expense was primarily attributable to the financing of our directors’ and officers’ insurance premiums during the six months ended June 30, 2003.

Liquidity and Capital Resources

     As of June 30, 2003, we had approximately $25.1 million in cash and short-term investments.

     We have financed our operations since inception primarily through private equity sales and the sale of our common stock in our initial public offering. We received net proceeds of $10.0 million from the private sale of preferred stock in March 2000, $31.5 million from our initial public offering in August 2000, $4.0 million from the private sale of common stock in December 2001, $5.0 million from a license fee payment in December 2001, $4.0 million from the issuance of promissory notes in September 2002 and $40.0 million from our PIPE transaction in November 2002. This PIPE transaction involved a private placement of 10,526,306 shares of our common stock for the aggregate purchase price of approximately $40.0 million, or $3.80 per share, and warrants to purchase up to 1,578,946 shares of our common stock for an exercise price of $3.80 per share.

     For the six months ended June 30, 2003, we used $10.6 million of cash for operations principally as a result of the net loss of $11.4 million partially offset by non-cash compensation expense of $556,000 related to the amortization of our deferred stock-based compensation. We used approximately $10.1 million of cash for operations in the six months ended June 30, 2002.

     For the six months ended June 30, 2003, we used $6.6 million of cash for investing activities, primarily to purchase marketable securities. For the six months ended June 30, 2002, we used $1.1 million for investing activities, primarily to purchase marketable securities.

     For the six months ended June 30, 2003, we received $84,000 from financing activities, primarily from the exercise of stock options. For the six months ended June 30, 2002, we received $107,000 from financing activities, primarily from the exercise of stock options.

     We may be required to raise additional capital in the future through collaborative agreements, PIPE related financing, and various other public or private equity or debt financings. If we are required to raise additional capital in the future, there can be no assurance that the additional financing will be available on favorable terms.

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

     Our actual future capital requirements will depend on many factors, including the following:

•	receiving milestone payments from Allergan and Otsuka

•	the rate of progress of our research and development programs

•	the results of our clinical trials and requirements to conduct additional clinical trials

•	the time and expense necessary to obtain regulatory approvals

•	activities and payments in connection with the in-license or acquisition of products

•	our ability to establish and maintain collaborative relationships

•	sales and marketing activities related to our product candidates, including each of ISTALOL™, bromfenac and Caprogel®

•	competitive, technological, market and other developments

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

     The NDA process is extensive, time-consuming and costly, and there is no guarantee that regulatory authorities will approve NDAs of any of our product candidates. We have submitted NDAs, which are currently pending before the FDA, for both Vitrase® and for ISTALOL™. Moreover, we depend on the assistance of Senju Pharmaceutical Co., Ltd. for obtaining regulatory approval for ISTALOL™.

     Although we recently received an “approvable” letter from the FDA with respect to ISTA’s NDA for Vitrase® for the treatment of vitreous hemorrhage, the FDA has requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. There can be no assurances that the FDA will approve our NDA for Vitrase®, even if we decide to and are successfully able to undertake the further analysis and clinical testing requested by the FDA. The FDA has also issued an “approvable” letter with respect to the ISTALOL™ NDA citing issues related to manufacturing methods and controls. While we believe these issues are addressable, there can be no assurance that the FDA will accept our responses to these issues or will otherwise approve the NDA for ISTALOL™.

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

     We currently are in the process of developing our sales, marketing and distribution capabilities. However, our current capabilities in these areas are limited. In order to commercialize any products, we must internally develop substantial sales, marketing and distribution capabilities, or establish collaborations or other arrangements with third parties to perform these services. We do not have extensive experience in these areas, and we may not be able to establish adequate in-house sales, marketing and distribution capabilities or engage and effectively manage relationships with third parties to perform any or all of such services. For example, we intend to rely on Allergan, Inc. in the United States and Otsuka Pharmaceuticals, Co. Ltd. in Japan, to respectively market Vitrase® for ophthalmic uses for the posterior region of the eye. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, whose efforts may not be successful.

We have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.

     We have only a limited operating history upon which you can evaluate our business. We have never been profitable, and we might never become profitable. As of June 30, 2003, our accumulated deficit was $133.8 million, including a net loss of approximately $23.0 million for the year ended December 31, 2002 and a net loss of $11.4 million for the six months ended June 30, 2003. We have not generated any revenue from product sales to date, and we may never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. As of June 30, 2003, we had approximately $25.1 million in cash and short-term investments and working capital of $22.3 million. We anticipate that our existing capital resources will enable us to fund operations for at least the next twelve months. We may be required to raise additional capital in the future. If we are required to raise additional capital in the future there can be no assurance that the additional financing will be available on favorable terms.

We may be unable to execute our strategic plan to transition to a fully-integrated specialty pharmaceutical company, which could have a material adverse impact on our business and financial condition.

     Our strategy to acquire or in-license ophthalmic pharmaceutical products, either currently marketed or in late-stage development, will be dependent upon a number of factors including identifying such acquisition opportunities, successfully negotiating favorable terms with third parties for the acquisition or licensing of such products and our ability to raise additional capital to facilitate the acquisition or licensing of such products. Furthermore, we have limited sales, marketing and distribution capabilities to support the marketing of any products, and we do not have experience in managing third-party manufacturers of any products in commercial quantities. In addition, if we acquire or in-license late-stage development products, our ability to successfully commercialize such products will also be dependent on our ability to successfully complete development of such products, including obtaining the necessary regulatory approvals. For example, we have in-licensed U.S. marketing rights to ISTALOL™ and bromfenac from Senju Pharmaceutical Co., Ltd., and we have in-licensed worldwide rights to Caprogel® from the Eastern Virginia School of Medicine. Senju is responsible for the development of ISTALOL™, including obtaining the necessary regulatory approvals in the United States. The Company is responsible for the further development of bromfenac and Caprogel®.

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

     We have entered into a master services agreement with R.P Scherer West, Inc. (which was subsequently acquired by Cardinal Health), for the manufacture of commercial quantities, if approved, of our Vitrase® finished product. We have also entered into a manufacturing services agreement with Bausch & Lomb for the manufacture of commercial quantities, if approved, of our ISTALOL™ and bromfenac products. To date, we have needed these products only in amounts sufficient for clinical trials. Before any contract manufacturer can produce commercial quantities of a product, we must demonstrate to the FDA’s satisfaction that the product source for commercial quantities is substantially equivalent to the supply of the product used in our clinical trials. Such demonstration may include the requirement to conduct additional clinical trials. In addition, the manufacturing facilities of all of our contract manufacturers must comply with current Good Manufacturing Practice regulations, which the FDA strictly enforces. Moreover, the facilities of the contract manufacturer must undergo and pass pre-approval inspection by the FDA before any of our products can be approved for manufacture. We cannot assure you that Cardinal Health or Bausch & Lomb will be able, as applicable, to develop processes necessary to produce substantially equivalent product or that regulatory authorities will approve them as a manufacturer. Failure to develop necessary production processes or receive regulatory approval could delay or stop our efforts to develop and commercialize our product candidates.

Our strategic partners may not perform their duties under our agreements, in which case our ability to commercialize our products may be significantly impaired.

     We have entered into collaborations with Allergan, Inc. and Otsuka Pharmaceuticals, Co. Ltd. relating to Vitrase® for ophthalmic uses for the posterior region of the eye, and with Senju Pharmaceutical Co., Ltd. relating to ISTALOL™ and bromfenac. If we obtain regulatory approval for Vitrase® for any such uses in the United States and Europe, we will be dependent on Allergan for the commercialization of Vitrase® for such approved uses in the United States and Europe. We will depend on Otsuka for obtaining regulatory approval of Vitrase® for any such uses in Japan, and if such approval is obtained, we will be dependent upon Otsuka for the commercialization of Vitrase® for such approved uses in Japan. We will also be dependent on Senju for obtaining regulatory approval for ISTALOL™ in the United States. The amount and timing of resources that Allergan, Otsuka, and Senju dedicate to our collaborations are not within our control. Accordingly, any breach or termination of our agreements by these collaborators could delay or stop the development and/or commercialization of our product candidates. Our collaborative partners may change their strategic focus, terminate our agreements, or pursue alternative technologies. Although our agreements with Allergan, Otsuka and Senju contain reciprocal terms providing that neither we nor they may develop products that directly compete in the same form with the products involved in the collaboration, there can be no assurances that our collaborators will not develop competing products in different forms or products that compete indirectly with our products. Accordingly, unfavorable developments in our relationship with our strategic partners could have a significant adverse effect on us and our financial condition.

If we have problems with our sole source suppliers, our product development and commercialization efforts for our product candidates could be delayed or stopped.

     Some materials used in our products are currently sourced from a single source. Biozyme Laboratories, Ltd. is currently our only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase®. If approved, commercial quantities of Vitrase® will be supplied by Cardinal Health as the sole source. ISTALOL™ and bromfenac, if approved, will be supplied by a single source, Bausch & Lomb. We have not established and may not be able to establish arrangements with additional suppliers for these ingredients or products. Difficulties in our relationship with our sole source suppliers or delays or interruptions in such suppliers’ supply of our requirements could limit our ability to provide sufficient quantities of our products, on a timely basis, for clinical trials and, if our products are approved, could limit commercial sales, which would have a material adverse effect on our business and financial condition. While we are currently pursuing additional sources for these products and materials, our success in establishing such additional supply arrangements cannot be assured.

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

     The Company licenses patents held by the Eastern Virginia School of Medicine (for Caprogel®) and Senju Pharmaceutical Co. Ltd. (for ISTALOL™ and bromfenac). The license agreements with these licensors provide that the licensor is responsible for prosecution, maintenance, protection and defense of such patents, at the licensor’s cost with respect to the agreements with Senju, and at our cost with respect to the agreement with the Eastern Virginia School of Medicine. If the licensor chooses not to protect its own patent rights, we may not be able to take actions to secure our related product marketing rights.

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

     The average daily trading volume in our common stock for the twelve-month period ending June 30, 2003 was approximately 17,530 shares, and the average daily number of transactions was approximately 62 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Future sales of shares of our common stock may negatively affect our stock price.

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

     The PIPE investors also entered into “lock-up” agreements with the Company that impose restrictions on the ability of the PIPE investors to sell or otherwise dispose of the shares of our common stock that they received in the PIPE transaction. These “lock-up” restrictions expired on May 19, 2003. We filed a registration statement on Form S-3 to cover the shares issued to the PIPE investors and issuable upon conversion of the warrants. In the future, we may issue additional common stock or other equity securities, including but not limited to options, warrants or other derivative securities convertible into our common stock.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2002 and for the first six months of 2003 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense.

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

Item 4 Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. As of the end of the fiscal quarter ended June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us and our subsidiaries required to be included in our periodic SEC filings.

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

     On April 9, 2003 we filed a Form 8-K attaching a press release announcing that the U.S. Food and Drug Administration had issued an approvable letter regarding the Registrant’s New Drug Application for Vitrase® (ovine hyaluronidase) for the treatment of vitreous hemorrhage.

     On April 9, 2003 we filed a Form 8-K attaching a Certificate of Correction of Restated Certificate of Incorporation, filed with the Delaware Secretary of State March 31, 2003.

     On April 23, 2003 we filed a Form 8-K attaching a press release relating to the Registrant’s financial results for the quarter ended March 31, 2003.

     On April 25, 2003 we filed a Form 8-K/A attaching a press release revising certain information contained in the press release attached a part of the Form 8-K filed on April 23, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on this 14th day of August 2003.

ISTA PHARMACEUTICALS, INC.

Registrant)

/s/ Vicente Anido, Jr., Ph.D.

Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

/s/ Lauren P. Silvernail

Lauren P. Silvernail
Chief Financial Officer and
Vice President, Corporate Development

INDEX TO EXHIBITS

[ADD 2000 STOCK PLAN]

Exhibit
Number	Description

10.1	2000 Stock Plan, as amended and restated
31.1	President and Chief Executive Officer’s Certification, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer and Vice President, Corporate Development’s Certification, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	President and Chief Executive Officer’s Certification, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer and Vice President, Corporate Development’s Certification, as required by Section 906 of the Sarbanes-Oxley Act of 2002