Form 10-Q
period 2003-09-30
ISTA PHARMACEUTICALS INC
filed 2003-10-21
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  ☐  Yes  ☒  No

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of October 17, 2003 was 13,358,243.

		Page No
PART I	FINANCIAL INFORMATION	3

Item 1	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets — September 30, 2003 (unaudited) and December 31, 2002	3

	Condensed Consolidated Statements of Operations (unaudited) - Three and Nine Month Periods Ended September 30, 2003 and 2002 and for the Period from February 13, 1992 (inception) through September 30, 2003	4

	Condensed Consolidated Statements of Cash Flows (unaudited) - Nine Month Periods Ended September 30, 2003 and 2002 and for the Period from February 13, 1992 (inception) through September 30, 2003	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosure about Market Risk	25

Item 4	Controls and Procedures	25

PART II	OTHER INFORMATION	25

Item 1	Legal Proceedings	25

Item 4	Submission of Matters to a Vote of Security Holders	25

Item 6	Exhibits and Reports on Form 8-K	26

	Signatures	27

	Index to Exhibits	28

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,673	$32,257
Short-term investments	9,628	3,455
Other current assets	647	509

Total current assets	19,948	36,221
Property and equipment, net	710	879
Deposits and other assets	35	35

Total Assets	$20,693	$37,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,180	$910
Accrued compensation and related expenses	144	687
Accrued expenses — clinical trials	411	721
Other accrued expenses	685	857

Total current liabilities	3,420	3,175
Deferred rent	11	10
Deferred revenue	4,514	4,722
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized at September 30, 2003 and December 31, 2002; 13,331,888 and 13,288,120 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	13	13
Additional paid in capital	153,200	153,022
Deferred compensation	(625)	(1,390)
Accumulated other comprehensive income	(24)	(23)
Deficit accumulated during the development stage	(139,816)	(122,394)

Total stockholders’ equity	12,748	29,228

Total Liabilities and Stockholders’ Equity	$20,693	$37,135

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period From February 13, 1992 (Inception) Through September 30,
	2003	2002	2003	2002	2003
Revenue	$69	$68	$208	$208	$486
Operating expenses:
Research and development	4,403	3,872	11,753	11,264	85,216
Selling, general and administrative	1,794	1,736	6,146	5,902	37,899

Total operating expenses	6,197	5,608	17,899	17,166	123,115

Loss from operations	(6,128)	(5,540)	(17,691)	(16,958)	(122,629)
Interest income	66	14	275	144	2,902
Interest expense	—	(55)	(6)	(55)	(799)

Net loss	(6,062)	(5,581)	(17,422)	(16,869)	(120,526)
Deemed dividend for preferred stockholders	—	—	—	—	(19,245)

Net loss attributable to common stockholders	$(6,062)	$(5,581)	$(17,422)	$(16,869)	$(139,771)

Net loss per common share, basic and diluted	$(0.46)	$(3.30)	$(1.31)	$(10.05)

Shares used in computing net loss per common share, basic and diluted	13,322	1,689	13,304	1,678

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended September 30,		For the Period From February 13, 1992 (Inception) Through September 30,
	2003	2002	2003
Operating Activities
Net loss	$(17,422)	$(16,869)	$(120,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	765	1,772	9,336
Amortization of fair value of warrant discount and related accrued interest	(9)	53	458
Common stock issued for services	—	99	310
Forgiveness of note receivable	—	—	162
Depreciation and amortization	257	252	1,923
Deferred rent	1	3	11
Deferred income	(208)	(210)	4,514
Changes in operating assets and liabilities:
Advanced payments - clinical trials and other current assets	(138)	5	(647)
Note receivable from officer	—	—	(162)
Accounts payable	1,270	1,001	2,181
Accrued compensation and related expenses	(543)	(657)	144
Accrued expenses - clinical trials and other accrued expenses	(482)	(696)	1,220
License fee received from Visionex	—	—	5,000

Net cash used in operating activities	(16,509)	(15,247)	(96,076)

Investing Activities
Purchase of marketable investment securities	(10,983)	(11,026)	(57,654)
Sale of marketable investment securities	4,822	14,270	48,012
Purchase of equipment	(88)	(323)	(2,630)
Deposits and other assets	—	—	(53)
Proceeds from refinancing under capital leases	—	—	827
Cash acquired from Visionex transaction	—	—	4,403

Net cash (used in) provided by investing activities	(6,249)	2,921	(7,095)

Financing Activities
Payments on obligation under capital lease	—	—	(827)
Proceeds from exercise of stock options	172	119	853
Proceeds from exercise of warrants	—	—	41
Proceeds from bridge loans with related parties	—	4,000	5,047
Payments on bridge loans with related parties	—	—	(3,755)
Proceeds from issuance of preferred stock	—	—	34,215
Repurchase of preferred stock	—	—	(56)
Proceeds from issuance of common stock	—	—	77,350

Net cash provided by financing activities	172	4,119	112,868
Effect of exchange rate changes on cash	2	4	(24)

(Decrease) Increase in Cash and Cash Equivalents	(22,584)	(8,203)	9,673
Cash and cash equivalents at beginning of period	32,257	12,348	—

Cash and Cash Equivalents At End of Period	$9,673	$4,145	$9,673

ISTA Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2003

1. The Company

ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. The Company reincorporated in Delaware on August 4, 2000.

ISTA is an emerging specialty pharmaceutical company focused on the development and commercialization of unique and uniquely improved products for serious diseases and conditions of the eye. Since the Company’s inception, it has devoted its resources primarily to fund research and development programs and late-stage product acquisitions. In December 2001, ISTA announced its strategic plan to transition from a development-stage organization to a specialty pharmaceutical company with a primary focus on ophthalmology.

Although currently the Company has no approved products, ISTA has several product candidates in late-stage clinical development, and ISTA has filed three New Drug Applications (“NDA”) within the last twelve months. With respect to two of these NDAs, ISTA expects to receive approval from the U.S. Food and Drug Administration (“FDA”) during late 2003 or early 2004 of Vitrase® for use as a spreading agent to facilitate the dispersion and absorption of other drugs and Istalol™ for the treatment of glaucoma. There can be no assurances that either Vitrase® or Istalol™ will receive FDA approval in the expected time frame, or at all. Even if ISTA receives FDA approval of the Vitrase® NDA for use as a spreading agent, the launch of the product may require FDA approval of supplemental filings related to product packaging and labeling and, in certain circumstances, the approval of Allergan, Inc. Nevertheless, ISTA is currently undertaking significant preparations for expansion of its marketing and manufacturing capabilities in the event such approvals are obtained. ISTA is also currently conducting a Phase III clinical study of Xibrom™ for the treatment of ocular inflammation and a feasibility study of Caprogel® for the treatment of hyphema.

As of September 30, 2003, the Company had approximately $19.3 million in cash and short-term investments. The Company incurred a net loss of $17.4 million for the nine months ended September 30, 2003 and had an accumulated deficit of $139.8 million at September 30, 2003. The ability of the Company to continue as a going concern is dependent upon its ability to obtain additional capital and achieve profitable operations. The Company’s ability to transition from the development stage and ultimately, to attain profitable operations, is dependent upon obtaining sufficient working capital to complete the successful development of its products, approval by the FDA of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure. In October 2003, we filed a Registration Statement on Form S-2 (Registration No. 333-109576) with the Securities and Exchange Commission (“SEC”) with respect to a public offering of up to 4,500,000 shares of our common stock. Of these shares, up to 500,000 previously issued shares of our common stock will be sold by certain selling stockholders. Pursuant to the Registration Statement, we are also seeking to register 675,000 shares of our common stock to cover an over-allotment option granted to the underwriters of the public offering.

We believe that our current cash and cash equivalents on hand, as well as the net proceeds we receive from the public offering, will be sufficient to finance our anticipated capital and operating requirements for at least the next twelve months. However, if we do not complete the public offering, we will need to reduce our costs and/or raise additional capital during the next twelve months, particularly if we obtain FDA approval for any of our products. If we engage in acquisitions of companies, products, or technology in order to execute our business strategy, we may need to raise additional capital. We may be required to raise additional capital in the future through collaborative agreements, Private Investment in Public Equity (“PIPE”) financings, and various other equity or debt financings. If we are required to raise additional capital in the future, there can be no assurance that the additional financing will be available on favorable terms, or at all.

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

On November 11, 2002, the stockholders approved a 1-for-10 reverse stock split. The reverse stock split reduced the outstanding number of shares but not the par value of the Company’s common stock. The stated capital on the Company’s balance sheet attributable to the outstanding shares of common stock (which is determined by multiplying the par value by the number of shares outstanding) was reduced proportionately based on the reverse stock split ratio of 1-for-10. However, the additional paid-in capital account on the Company’s balance sheet was increased by the amount by which the stated capital was reduced, so that the aggregate amount of the Company’s stockholders’ equity was unchanged by the reverse stock split. The per share net loss and the per share net book value of the Company’s common stock is also increased because there are fewer shares of common stock outstanding. All historical common stock shares and per share data have been adjusted for the reverse stock split throughout these financial statements for all periods presented.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A, as amended, for the year ended December 31, 2002.

3. Revenue Recognition

The Company recognizes revenue consistent with the provisions of SEC Staff Accounting Bulletin No. 101 , “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized ratably over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for milestone payments are recognized upon (i) the achievement of specified milestones when the Company has earned the milestone payment or, (ii) the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. The Company defers payments for milestone events which are reasonably assured and recognizes them ratably over the minimum remaining period of the Company’s performance obligations. Payments for milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

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

4. Comprehensive Income (Loss)

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income”, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the nine-month period ended September 30, 2003 and 2002 was $17,423,000 and $16,884,000, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

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

	Nine Months Ended
	September 30, 2003	September 30, 2002
Net loss attributable to common stockholders, as reported	$(17,422)	$(16,869)

Pro forma net loss	$(18,475)	$(17,265)

Net loss per share, basic and diluted, as reported	$(1.31)	$(10.05)

Pro forma net loss per share, basic and diluted	$(1.39)	$(10.29)

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

7. Private Investment in Public Equity

On November 19, 2002, the Company consummated a private investment in public equity (“PIPE”) transaction, involving a private placement of 10,526,306 shares of its common stock for the aggregate gross purchase price of approximately $40.0 million, or $3.80 per share, and warrants to purchase up to 1,578,946 shares of its common stock for an exercise price of $3.80 per share. Investors in the PIPE transaction included persons and entities affiliated with The Sprout Group, Sanderling Venture Partners, Investor Growth Capital Limited, Gund Investment Corporation, KBL Healthcare, MDS Capital, and Ontario Teachers’ Pension Plan Board. In addition, $4.0 million of promissory notes previously issued to several of the same investors in ISTA’s September 2002 bridge financing were converted into 1,052,620 shares of the Company’s common stock, based upon the conversion price of $3.80 per share, and warrants to purchase up to 263,158 shares of its common stock for an exercise price of $3.80 per share, concurrently with the consummation of the PIPE transaction.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 provides guidance on 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (“VIEs”); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest, or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. The Company does not expect the implementation of FIN 46 to have a material effect on its financial condition or results of operations.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation “Factors That May Affect Results of Operations and Financial Condition” set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions, “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements”, included in the Company’s annual report on Form 10-K/A, as amended, for the year ended December 31, 2002. On October 9, 2003 we filed on Form 8-K attaching a press release announcing that we had filed a Registration Statement on Form S-2 (333-109576) with the Securities and Exchange Commission for the public offering of up to 4,000,000 shares of our common stock and 500,000 shares of common stock offered by selling stockholders. We have also granted the underwriters an option to purchase an additional 675,000 shares to cover over-allotments. We have included in this Form 8-K the risk factor disclosure made as of October 9, 2003.

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of unique and uniquely improved products for serious diseases and conditions of the eye. Since our inception, we have devoted our resources primarily to fund research and development programs and late-stage product acquisitions. In December 2001, we announced our strategic plan to transition from a development-stage organization to a specialty pharmaceutical company with a primary focus on ophthalmology.

In order to advance our strategic plan, we are pursuing the development of several products, including Vitrase® (ovine hyaluronidase) and Istalol™, which are in the later stages of review by the FDA. There can be no assurances that either Vitrase® or Istalol™ will receive final FDA approval. Even if we receive FDA approval of the Vitrase® NDA for use as a spreading agent, the launch of the product may require FDA approval of supplemental filings related to product packaging and labeling and, in certain circumstances, the approval of Allergan. Nevertheless, we are currently undertaking significant preparations for expansion of our manufacturing and marketing capabilities in the event such approvals are obtained. If approved by the FDA, Vitrase® and Istalol™, will be manufactured for us through our contract manufacturers. In the United States the marketing of Istalol™ will be done by us and marketing for Vitrase®, for uses in the posterior region of the eye, will be done by Allergan, Inc.

We currently have no approved products. We are seeking FDA approval for Vitrase®, a proprietary drug that we are developing for the treatment of vitreous hemorrhage, for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs, and for the treatment of diabetic retinopathy. We are also pursuing market approval in the United States of Istalol™, our new formulation of timolol, to treat glaucoma. We are currently conducting a Phase III clinical trial in the United States for Xibrom™, a topical non-steroidal anti-inflammatory compound for the treatment of ocular inflammation. Finally, we are currently conducting feasibility studies for the reformulation and commercialization of Caprogel®, a topical formulation aminocaproic acid for the treatment of hyphema. We believe that if Vitrase®, Istalol™, and our other ophthalmic product candidates obtain regulatory approval and are commercially successful, we will advance our strategic plan to become a specialty pharmaceutical company.

We currently have no products available for sale and have not generated any revenues from sales of our products. We have incurred losses since inception and had an accumulated deficit of $139.8 million through September 30, 2003. Our losses have resulted primarily from research and development activities, including clinical trials, related general and administrative expenses and a deemed dividend to our preferred shareholders. We expect to continue to incur operating losses for the foreseeable future as we continue to conduct research, development and clinical testing activities, and to seek regulatory approval for our product candidates.

Our Product Pipeline

We are pursuing the development of several late-stage products, including:

Vitrase® (ovine hyaluronidase)

We are developing Vitrase®, a highly purified, proprietary formulation of ovine hyaluronidase, for the treatment of vitreous hemorrhage, for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs, and for the treatment of diabetic retinopathy.

In October 2002, we submitted to the FDA a NDA for Vitrase® for the treatment of vitreous hemorrhage by injection into the posterior region of the eye. On April 3, 2003, the FDA issued an approvable letter citing issues primarily related to the sufficiency of the efficacy data submitted with the NDA for Vitrase® for the treatment of vitreous hemorrhage. The FDA requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. We have submitted information to the FDA in response to its non-clinical comments contained in the approvable letter and are continuing to assess and discuss with the agency the clinical issues raised in the approvable letter. Based upon these discussions, we will determine the next appropriate steps in the approval process of Vitrase® for the treatment of vitreous hemorrhage.

In August 2003, we submitted to the FDA a second NDA for Vitrase® for use as a spreading agent to facilitate the dispersion and absorption of other drugs. The FDA granted “priority review” status for this NDA in August 2003 and accepted the NDA for filing and review in October 2003. As a result, we expect initial FDA action during the first quarter of 2004. In addition, in the Dosage and Administration section of this second Vitrase® NDA, we are seeking approval from the FDA to provide directions for reconstitution of Vitrase® for potential treatment applications in the posterior region of the eye. The product submitted in the second NDA is the same formulation as the product submitted in the original Vitrase® NDA for the treatment of vitreous hemorrhage. The dose used as a spreading agent is different than the dose used for injection into the posterior region of the eye. With respect to the second Vitrase® NDA, we are pursuing the development of additional package configurations for different doses of the product to facilitate product utilization, improve profit margins and aid in obtaining appropriate third-party reimbursement. Upon approval of the second Vitrase® NDA, we intend to submit supplemental filings with the FDA with respect to such additional package configurations

Based on data compiled for us by The Wilkerson Group, we believe the potential annual market opportunity in the United States for Vitrase® includes approximately 225,000 cases of vitreous hemorrhage. In addition, based on published reports from the American Academy of Ophthalmology, we believe the potential annual market opportunity for Vitrase® as a spreading agent is over 750,000 cases. We have a collaboration with Allergan, under which we have an obligation to use commercially reasonable efforts to obtain regulatory approval for Vitrase® in the U.S. and Europe, and under which Allergan is responsible for commercializing Vitrase® for uses in the posterior region of the eye. Based on the development and commercialization of Vitrase® our agreement with Allergan provides us with milestone payments, a 50/50 profit sharing arrangement in the United States, and royalty arrangements in certain international markets.

Istalol™ (timolol)

Istalol™ is our once-daily, topical solution of timolol, a beta-blocking agent for the treatment of glaucoma, a chronic disease that gradually reduces eyesight. Beta-blockers are a large group of approved medications that block specific receptors in the central nervous system and are used in the treatment of a number of diseases including glaucoma. In clinical trials, Istalol™, given once-a-day, has shown efficacy and safety comparable to timolol maleate, given twice-a-day. Timolol maleate, which is currently available from several manufacturers, is the leading beta-blocker to treat glaucoma in the United States. Istalol™ benefits from once-daily administration, while other commercially available formulations of timolol are commonly prescribed as twice-daily solutions or once-daily gel formulations, which have been known to cause blurring of patients’ vision.

The NDA for Istalol™ was submitted to the FDA in September 2002 and was accepted for review in November 2002. In July 2003, the FDA issued an approvable letter with respect to the Istalol™ NDA citing issues related to manufacturing methods and controls. No additional clinical studies were requested. We believe the issues cited by the FDA are addressable, and we are currently seeking qualification of an additional manufacturing site.

According to data compiled by NDC Health, we estimate the U.S. glaucoma market is approximately $1.1 billion annually of which the ophthalmic beta-blocker segment represents approximately $170 million per year, with over 4.4 million prescriptions written annually. We plan to build a targeted sales force to market Istalol™.

Xibrom™ (bromfenac)

Xibrom™ is a topical non-steroidal anti-inflammatory compound for the treatment of ocular inflammation. Xibrom™ was launched in Japan in 2000 by Senju Pharmaceuticals Co. Ltd. We acquired U.S. marketing rights for Xibrom™ in May 2002. We are currently conducting a Phase III clinical study of Xibrom™ in the United States. Assuming successful completion of our clinical studies, we anticipate submitting a NDA for Xibrom™ in early 2004.

According to prescription data compiled by IMS Health, we estimate that the current global ophthalmic anti-inflammatory and allergies markets to be approximately $500 million and $630 million per year, respectively. Based on data compiled by NDC Health, we estimate that there are over 5.4 million prescriptions written annually for topical ophthalmic anti-inflammatory agents in the United States. We anticipate marketing Xibrom™ through our targeted sales force, which will be expanded to focus not only on prescribers of glaucoma medications (e.g., Istalol™), but also on cataract surgeons who we expect will be the principal prescribers of Xibrom™ and the primary users of spreading agents.

Caprogel® (aminocaproic acid)

Caprogel® is a new topical gel formulation of aminocaproic acid for treating hyphema. Hyphema is a term used to describe bleeding in the anterior chamber, the space between the cornea and the iris, of the eye and usually results from trauma to the eye. In May 2002, we acquired worldwide marketing rights for Caprogel®, and we are currently conducting feasibility studies for its reformulation and commercialization. Once completed, and if these studies yield promising results, we intend to pursue further clinical development consistent with such studies’ results.

Based on data compiled for us by Milliman U.S.A., we believe that hyphema affects an estimated 50,000 patients per year in the United States and currently there is no available pharmaceutical agent approved for its treatment. Caprogel® has received an orphan drug designation for the treatment of hyphema from the FDA, which may result in a seven year market exclusivity privilege with respect to Caprogel®, if approved.

Results of Operations

The following discussion of our results of operations generally reflects our continuing transition from a development-stage company to a specialty pharmaceuticals company with a primary focus on ophthalmology.

Three Months Ended September 30, 2003 and 2002

Revenue. Revenue of $69,000 for the three months ended September 30, 2003 and $68,000 for the three months ended September 30, 2002 reflects the recognition for the period of deferred revenue recorded in December 2001 for the $5.0 million license fee payment made by Otsuka in connection with the license for Vitrase® in Japan.

Research and development expenses. Research and development expenses for the three months ended September 30, 2003 were $4.4 million compared to $3.9 million for the three months ended September 30, 2002. The increase of approximately $500,000 is principally due to the commencement of the clinical trials for Xibrom™ in May 2003 and increased development and/or manufacturing spending related to Vitrase®, Istalol™, and Xibrom™.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1.8 million for the three months ended September 30, 2003 compared to $1.7 million for the three months ended September 30, 2002. The increase in selling, general and administrative expenses is primarily due to additional personnel and facilities expenses in 2003 compared to 2002.

Interest income. Interest income was $66,000 for the three months ended September 30, 2003 compared to $14,000 for the three months ended September 30, 2002. The increase in interest income was primarily attributable to higher cash balances for the third quarter of 2003 compared to the third quarter of 2002 due to the PIPE transaction that occurred in November 2002.

Interest expense. There was no interest expense for the three months ended September 30, 2003 compared to $55,000 for the three months ended September 30, 2002. The interest expense for the three months ended September 30, 2002 was primarily attributable to the amortization of the debt discount associated with the warrants issued to investors in conjunction with the $4.0 million bridge loan in September 2002.

Nine Months Ended September 30, 2003 and 2002

Revenue. Revenue of $208,000 for each of the nine months ended September 30, 2003 and 2002 reflects the recognition for the period of deferred revenue recorded in December 2001 for the $5.0 million license fee payment made by Otsuka in connection with the license for Vitrase® in Japan.

Research and development expenses. Research and development expenses were $11.8 million for the nine months ended September 30, 2003 compared to $11.3 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, we incurred an immediate write off of acquisition costs associated with the asset purchase of three late-stage development compounds (Istalol™, Xibrom™, and Caprogel®) from AcSentient, Inc. As of the date these compounds were acquired, they had not achieved feasibility and there was no significant alternative future use should our development efforts prove unsuccessful. Accordingly, we recorded an acquired in-process research and development charge of $1.7 million during the nine months ended September 30, 2002. Exclusive of this one-time expense, the $2.2 million increase in research and development costs during the nine months ended September 30, 2003 as compared to the same period last year is primarily attributable to increased development and/or manufacturing spending related to Vitrase®, Istalol™, and Xibrom™.

Selling, general and administrative expenses. Selling, general and administrative expenses were $6.1 million for the nine months ended September 30, 2003 compared to $5.9 million for the nine months ended September 30, 2002. The increase in selling, general and administrative expense is primarily due to additional personnel and facilities expenses in 2003 compared to 2002 and an increase in the cost of directors & officers insurance that went into effect during the last half of 2002.

Interest income. Interest income was $275,000 for the nine months ended September 30, 2003 compared to $144,000 for the nine months ended September 30, 2002. The increase in interest income was attributable to higher cash balances during the first nine months of 2003 compared to the first nine months of 2002.

Interest expense. Interest expense was $6,000 for the nine months ended September 30, 2003 compared to $55,000 for the nine months ended September 30, 2002. The interest expense in 2002 was primarily attributable to the amortization of the debt discount associated with the warrants issued to investors in conjunction with the $4.0 million bridge loan.

Liquidity and Capital Resources

As of September 30, 2003, we had approximately $19.3 million in cash and short-term investments and working capital of $16.5 million.

We have financed our operations since inception primarily through private equity sales and the sale of our common stock in our initial public offering. We received net proceeds of $10.0 million from the private sale of preferred stock in March 2000, $31.5 million from our initial public offering in August 2000, $4.0 million from the private sale of common stock in December 2001, $5.0 million from a license fee payment in December 2001, $4.0 million from the issuance of promissory notes and warrants to purchase up to 263,158 shares of our common stock for an exercise price of $3.80 per share in September 2002, and $40.0 million from our PIPE transaction in November 2002. This PIPE transaction involved a private placement of 10,526,306 shares of our common stock for the aggregate purchase price of approximately $40.0 million, or $3.80 per share, and warrants to purchase up to 1,578,946 shares of our common stock for an exercise price of $3.80 per share.

For the nine months ended September 30, 2003, we used $16.5 million of cash for operations principally as a result of the net loss of $17.4 million partially offset by non-cash compensation expense of $765,000. We used approximately $15.2 million of cash for operations in the nine months ended September 30, 2002.

For the nine months ended September 30, 2003, we used $6.2 million of cash for investing activities, primarily to purchase marketable securities. For the nine months ended September 30, 2002, $2.9 million was provided by investing activities, primarily from the sale of marketable securities.

For the nine months ended September 30, 2003, we received $172,000 from financing activities, primarily from the exercise of stock options. For the nine months ended September 30, 2002, we received $4.1 million from financing activities, primarily from the issuance of $4.0 million in senior secured convertible promissory notes issued in September 2002 under the terms of a bridge loan from various investors.

We may be required to raise additional capital in the future through collaborative agreements, PIPE related financings, and various other public or private equity or debt financings. If we are required to raise additional capital in the future, there can be no assurance that the additional financing will be available on favorable terms or at all.

We continually evaluate new opportunities for late-stage or currently marketed complementary product candidates and, if and when appropriate, intend to pursue such opportunities through the acquisitions of companies, products, or technology and our own research and development activities. Our ability to execute on such opportunities in some circumstances will be dependent upon our ability to raise additional capital on commercially reasonable terms. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

Our actual future capital requirements will depend on many factors, including the following:

•	receiving payments from Allergan and Otsuka with respect to our collaboration for the commercialization of Vitrase® for uses in the posterior region of the eye, including milestone payments, profit sharing and royalties;

•	the rate of progress of our research and development programs;

•	the results of our clinical trials and requirements to conduct additional clinical trials;

•	the time and expense necessary to obtain regulatory approvals;

•	activities and payments in connection with obtaining licenses for or acquisition of products;

•	our ability to establish and maintain collaborative relationships;

•	sales and marketing activities related to our product candidates;

•	competitive, technological, market and other developments; and

•	the success of the commercialization of our products.

Factors that May Affect Results of Operations and Financial Condition.

Risks Related to Our Business

If we do not receive and maintain regulatory approvals for our product candidates, we, or our marketing partners, will not be able to commercialize our products, which would substantially impair our ability to generate revenues and materially harm our business and financial condition.

None of our product candidates has received regulatory approval from the FDA. Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States. Many other countries including major European countries and Japan have similar requirements.

The NDA process is extensive, time-consuming and costly, and there is no guarantee that the FDA will approve NDAs of any of our product candidates, or that the timing of any such approval will be appropriate for our product launch schedule and other business priorities, which are subject to change. We have submitted NDAs which are currently pending before the FDA, two for Vitrase®, for the treatment of vitreous hemorrhage and for use as a spreading agent, respectively, and one for Istalol™. Moreover, we depend on the assistance of Senju for obtaining regulatory approval for Istalol™.

Although we have received an approvable letter from the FDA with respect to our NDA for Vitrase® for the treatment of vitreous hemorrhage, the FDA has requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. There can be no assurances that the FDA will approve this NDA for Vitrase®, even if we decide to and are successfully able to undertake the further analysis and clinical testing requested by the FDA.

Although we have received “priority review” status on our second NDA for Vitrase® for its use as a spreading agent, there can be no assurances that the FDA will approve this NDA. Even if the FDA ultimately does approve this NDA, the timing of, or conditions imposed by the FDA on any such approval might not be appropriate for our marketing, product development and business priorities or those of Allergan, our marketing partner for uses in the posterior region of the eye.

The FDA has also issued an approvable letter with respect to the Istalol™ NDA, citing issues related to manufacturing methods and controls. While we believe these issues are addressable, there can be no assurance that the FDA will approve the NDA for Istalol™, or that the timing of any such approval would be appropriate in view of our changing business objectives and priorities.

Clinical testing of pharmaceutical products is also a long, expensive and uncertain process. Even if initial results of preclinical studies or clinical trial results are positive, we may obtain different results in later stages of drug development, including failure to show desired safety and efficacy. Xibrom™, a topical non-steroidal anti-inflammatory compound for the treatment of ocular inflammation, is currently undergoing Phase III clinical trials.

The clinical trials of any of our product candidates could be unsuccessful, which would prevent us from obtaining regulatory approval and commercializing the product.

FDA approval can be delayed, limited or not granted for many reasons, including, among others:

•	FDA officials may not find a product candidate safe or effective to merit an approval;

•	FDA officials may not find that the data from preclinical testing and clinical trials justifies approval, or they may require additional studies that would make it commercially unattractive to continue pursuit of approval;

•	the FDA might not approve our manufacturing processes or facilities, or the processes or facilities of our contract manufacturers or raw material suppliers;

•	the FDA may change its approval policies or adopt new regulations; and

•	the FDA may approve a product candidate for indications that are narrow or under conditions that place our product at a competitive disadvantage, which may limit our sales and marketing activities or otherwise adversely impact the commercial potential of a product;

If the FDA does not approve our product candidates in a timely fashion on commercially viable terms or we terminate development of any of our product candidates due to difficulties or delays encountered in the regulatory approval process, it will have a material adverse impact on our business and we will be dependent on the development of our other product candidates and/or our ability to successfully acquire other products and technologies.

In addition, we intend to market certain of our products, and perhaps have certain of our products manufactured, in foreign countries. The process of obtaining approvals in foreign countries is subject to delay and failure for similar reasons.

Even if we obtain FDA approval of the Vitrase® NDA for use as a spreading agent, our ability to commercialize Vitrase® for such use is dependent upon the terms of our collaboration with Allergan.

We have entered into a collaboration with Allergan, Inc. relating to Vitrase® for ophthalmic uses for the posterior region of the eye. If we obtain regulatory approval for Vitrase® for any such uses in the United States and Europe, we will be dependent on Allergan for the commercialization of Vitrase® for such uses in these markets. We are currently in discussions with Allergan regarding marketing and other strategies in the event the FDA approves our NDA for Vitrase® for use as a spreading agent. Allergan has informed us of its position that we need its authorization pursuant to our collaboration to market Vitrase® on our own as a spreading agent, which Allergan asserts has not been provided. In addition, Allergan may be unwilling to pursue the marketing and commercialization of Vitrase® with any final approved labeling that does not meet its satisfaction. Any dispute regarding our rights or Allergan’s rights under our collaboration or otherwise would be costly, time-consuming and potentially delay or possibly prevent the launch of any approved Vitrase® product.

If our product candidates are approved by the FDA but do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

A number of factors may affect the market acceptance of Vitrase®, Istalol™, Xibrom™, Caprogel® or any other products we develop or acquire in the future, including, among others:

•	the price of our products relative to other therapies for the same or similar treatments;

•	the perception by patients, physicians and other members of the health care community of the effectiveness and safety of our products for their prescribed treatments;

•	our ability to fund our sales and marketing efforts; and

•	the effectiveness of our sales and marketing efforts.

In addition, our ability to market and promote our products will be restricted to the labels approved by the FDA. If the approved labels are restrictive, our sales and marketing efforts and market acceptance and the commercial potential of our products may be negatively affected. For example, should the market not widely accept Vitrase® for usage based on the label of the second NDA, we may have to await approval of additional indications in order to reach the full market potential for this drug.

If our products do not gain market acceptance we may not be able to fund future operations, including the development or acquisition of new product candidates and/or our sales and marketing efforts for our approved products, which would cause our business to suffer.

If we are unable to sufficiently develop our sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize products.

We currently are in the process of developing our sales, marketing and distribution capabilities. However, our current capabilities in these areas are limited. In order to commercialize any products successfully, we must internally develop substantial sales, marketing and distribution capabilities, or establish collaborations or other arrangements with third parties to perform these services. We do not have extensive experience in these areas, and we may not be able to establish adequate in-house sales, marketing and distribution capabilities or engage and effectively manage relationships with third parties to perform any or all of such services. For example, although we intend to develop our own in-house sales and marketing capabilities with respect to our other product candidates, we intend to rely on Allergan in the United States and Europe and Otsuka Pharmaceuticals, Co. Ltd. in Japan, respectively, to market Vitrase® for ophthalmic uses for the posterior region of the eye. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, whose efforts may not be successful.

We have not generated any revenue from product sales to date, we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.

We have not generated any revenue from product sales to date, and we may never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. We have never been profitable, and we might never become profitable. As of September 30, 2003, our accumulated deficit was $139.8 million, including a net loss of approximately $23.0 million for the year ended December 31, 2002 and a net loss of $17.4 million for the nine months ended September 30, 2003. As of September 30, 2003, we had approximately $19.3 million in cash and short-term investments and working capital of $16.5 million. We believe our current cash and cash equivalents on hand, as well as the net proceeds we receive from this offering, will be sufficient to finance anticipated capital and operating requirements for at least the next twelve months. However, if we do not complete this offering, we will need to reduce our costs and/or raise additional capital during the next twelve months, particularly if we obtain FDA approval for any of our products. If we engage in acquisitions of companies, products, or technology in order to execute our business strategy, we may need to raise additional capital. We may be required to raise additional capital in the future through collaborative agreements, Private Investment in Public Equity (“PIPE”) financings, and various other equity or debt financings. If we are required to raise additional capital in the future there can be no assurance that the additional financing will be available on favorable terms, or at all.

We may be unable to execute our strategic plan to transition to a specialty pharmaceutical company, which could have a material adverse impact on our business and financial condition.

Our strategy to transition to a specialty pharmaceutical company will be dependent upon our ability to gain regulatory approval and market acceptance for our existing late-stage ophthalmic product candidates, build a commercial infrastructure to support multiple ophthalmic product launches, conduct business development efforts to further expand our late-stage product pipeline, and pursue opportunistic acquisitions of marketed products.

We have limited sales, marketing and distribution capabilities to support the marketing of any products, and we do not have experience in managing third-party manufacturers of any products in commercial quantities. In addition, if we acquire or obtain licenses for late-stage development products, our ability to successfully commercialize such products will also be dependent on our ability to successfully complete development of such products, including obtaining the necessary regulatory approvals. For example, we have obtained licenses for U.S. marketing rights to Istalol™ and Xibrom™ from Senju, and we have obtained a license for worldwide rights to Caprogel® from the Eastern Virginia Medical School. Senju is responsible for the development of Istalol™, including obtaining the necessary regulatory approvals in the United States. We are responsible for the development of Xibrom™ and Caprogel®.

We may not be able to identify any product acquisition opportunities or be successful in negotiating favorable terms for any such product acquisitions. Should we be successful in acquiring or licensing any products, we will need to establish and enhance our sales, marketing, distribution and manufacturing capabilities, each of which will require substantial financial and management resources. Our failure to establish effective sales, marketing, distribution and manufacturing capabilities on a timely basis would adversely affect our ability to commercialize our products, including any acquired products. If we are unable to execute our strategic plan to transition to a specialty pharmaceutical company on a timely basis, our ability to generate revenues would be substantially impaired which would materially harm our business and financial condition.

If we have problems with our contract manufacturers, our product development and commercialization efforts could be delayed or stopped.

We have entered into a master services agreement with R.P. Scherer West, Inc. (which has been subsequently acquired by Cardinal Health, Inc.), for the manufacture of commercial quantities, if approved, of Vitrase®. We also intend to use a contract manufacturer to assist us in the development and manufacture of the new package configurations of Vitrase®. We have also entered into a manufacturing services agreement with Bausch & Lomb Incorporated for the manufacture of commercial quantities, if approved, of Istalol™ and Xibrom™. To date, we have needed these products only in amounts sufficient for clinical trials. Before any contract manufacturer can produce commercial quantities of a product, we must demonstrate to the FDA’s satisfaction that the product source for commercial quantities is substantially equivalent to the supply of the product used in our clinical trials. Such demonstration may include the requirement to conduct additional clinical trials. In addition, the manufacturing facilities of all of our contract manufacturers must comply with current Good Manufacturing Practice regulations, which the FDA strictly enforces. Moreover, the facilities of the contract manufacturer must undergo and pass pre-approval inspections by the FDA before any of our products can be approved for commercial manufacture. We cannot assure you that Cardinal Health, Bausch & Lomb, or any other manufacturer we may contract with in the future will be able, as applicable, to develop processes necessary to produce substantially equivalent product or that regulatory authorities will approve them as a manufacturer. Failure to develop necessary production processes or receive regulatory approval of our manufacturers could delay or stop our efforts to develop and commercialize our product candidates.

Our marketing partners may terminate, or fail to perform their duties under, our agreements, in which case our ability to commercialize our products may be significantly impaired.

We have entered into collaborations with Allergan and Otsuka Pharmaceuticals relating to Vitrase® for ophthalmic uses for the posterior region of the eye, and with Senju relating to Istalol™ and Xibrom™. If we obtain regulatory approval for Vitrase® for any such uses in the United States and Europe, we will be dependent on Allergan for the commercialization of Vitrase® for any such uses in these markets. We depend on Otsuka for obtaining regulatory approval of Vitrase® for any such uses in Japan, and if such approval is obtained, we will be dependent upon Otsuka for the commercialization of Vitrase® for such approved uses in Japan. We will also be dependent on Senju for obtaining regulatory approval for Istalol™ in the United States. The amount and timing of resources that Allergan, Otsuka, and Senju dedicate to our collaborations is not within our control. Accordingly, any breach or termination of our agreements by, or disagreements with, these collaborators could delay or stop the development and/or commercialization of our product candidates, or adversely impact our receipt of milestone payments, profit splits, royalties, and other consideration from these collaborations. Our collaborative partners may change their strategic focus, terminate our agreements on relatively short notice, or pursue alternative technologies. Although our agreements with Allergan, Otsuka and Senju contain reciprocal terms providing that neither we nor they may develop products that directly compete in the same form with the products involved in the collaboration, there can be no assurances that our collaborators will not develop competing products in different forms or products that compete indirectly with our products. Accordingly, unfavorable developments relating to our strategic partners could have a significant adverse effect on us and our financial condition.

If we have problems with our sole source suppliers, our product development and commercialization efforts for our product candidates could be delayed or stopped.

Some materials used in our products are currently obtained from a single source. Biozyme Laboratories, Ltd. is currently our only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase®. If approved, commercial quantities of Vitrase® will be supplied by Cardinal Health as the sole source. Istalol™, if approved, will be supplied by Akorn Laboratories and/or Bausch & Lomb. Xibrom™, if approved, will be supplied by a single source, Bausch & Lomb. We have not established and may not be able to establish arrangements with additional suppliers for these ingredients or products. Difficulties in our relationship with our suppliers or delays or interruptions in such suppliers’ supply of our requirements could limit or stop our ability to provide sufficient quantities of our products, on a timely basis, for clinical trials and, if our products are approved, could limit or stop commercial sales, which would have a material adverse effect on our business and financial condition. While we are currently pursuing additional sources for these products and materials, our success in establishing such additional supply arrangements cannot be assured.

We depend on our Chief Executive Officer, Vicente Anido, Jr., Ph.D., and other key personnel, to execute our strategic plan to transition to a specialty pharmaceutical company.

Our success largely depends on the skills, experience and efforts of our key personnel, including Chief Executive Officer, Vicente Anido, Jr., Ph.D. We have entered into a written employment agreement with Dr. Anido that can be terminated at any time by us or by Dr. Anido. In the event Dr. Anido’s employment is terminated, other than for cause or voluntarily by Dr. Anido, Dr. Anido will receive nine months of salary as severance compensation. In the event Dr. Anido’s employment is terminated after a change of control (such as a merger where we are bought by another entity, or a sale of substantially all of our assets), other than for cause or voluntarily by Dr. Anido, then Dr. Anido’s stock options will immediately vest and become exercisable in full, and Dr. Anido will receive twenty-four months of salary as severance compensation. We do not maintain “key person” life insurance policies covering Dr. Anido. The loss of Dr. Anido, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

Risks Related to Our Industry

Compliance with the extensive government regulations to which we are subject is expensive and time consuming, and may result in the delay or cancellation of product sales, introductions or modifications.

Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical companies, including us, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the U.S. Drug Enforcement Administration (“DEA”), and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we and our contract suppliers and manufacturers are subject to periodic inspection of our or their respective facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we and our contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems, or our contract suppliers’ and manufacturers’ processes, are in compliance with current Good Manufacturing Practices and other FDA regulations.

In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet.

We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products, or will take post-approval action limiting or revoking our ability to sell our products, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations.

Our suppliers and manufacturers are subject to regulation by the FDA and other agencies, and if they do not meet their commitments, we would have to find substitute suppliers or manufacturers, which could delay the supply of our products to market.

Regulatory requirements applicable to pharmaceutical products make the substitution of suppliers and manufacturers costly and time consuming. We have no internal manufacturing capabilities and are, and expect to be in the future, entirely dependent on contract manufacturers and suppliers for the manufacture of our products and for their active and other ingredients. The disqualification of these suppliers through their failure to comply with regulatory requirements could negatively impact our business because the delays and costs in obtaining and qualifying alternate suppliers (if such alternative suppliers are available, which we cannot assure) could delay clinical trials or otherwise inhibit our ability to bring approved products to market, which would have a material adverse affect on our business and financial condition.

We may be required to initiate or defend against legal proceedings related to intellectual property rights, which may result in substantial expense, delay and/or cessation of our development and commercialization of our products.

We rely on patents to protect our intellectual property rights. The strength of this protection, however, is uncertain. For example, it is not certain that:

•	our patents and pending patent applications cover products and/or technology that we invented first;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate our technologies;

•	any of our pending patent applications will result in issued patents; and

•	any of our issued patents, or patent pending applications that result in issued patents, will be held valid and infringed in the event the patents are asserted against others.

We currently own or license 25 U.S. and foreign patents and 49 U.S. and foreign pending patent applications. There can be no assurance that our existing patents, or any patents issued to us as a result of such applications, will provide a basis for commercially viable products, will provide us with any competitive advantages, or will not face third-party challenges or be the subject of further proceedings limiting their scope or enforceability.

We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. In addition, costly litigation could be necessary to protect our patent position. We also rely on trademarks to protect the names of our products. These trademarks may be challenged by others. If we enforce our trademarks against third parties, such enforcement proceedings may be expensive. Some of our trademarks are owned by or assignable to our licensors Eastern Virginia Medical School and Senju, and upon expiration or termination of the license agreements, we may no longer be able to use the trademarks. We also rely on trade secrets, unpatented proprietary know-how and continuing technological innovation that we seek to protect with confidentiality agreements with employees, consultants and others with whom we discuss our business. Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of these agreements, and we might not be able to resolve these disputes in our favor.

We have exclusively licensed the trademark Vitrase® to Allergan under our collaboration agreement. Some of our other trademarks, including Caprogel™ and Xibrom™, are owned by or assignable to our licensors Eastern Virginia Medical School and Senju, and upon expiration or termination of the license agreements, we may no longer be able to use these trademarks.

We license patents held by the Eastern Virginia Medical School (for Caprogel®) and Senju (for Istalol™ and Xibrom™). Some of these license agreements do not permit us to control the prosecution, maintenance, protection and defense of such patents. If the licensor chooses not to protect its own patent rights, we may not be able to take actions to secure our related product marketing rights. In addition, if such patent licenses are terminated before the expiration of the licensed patents, we may no longer be able to continue to manufacture and sell such products as may be covered by the patents.

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

If third-party reimbursement is not available, our products may not be accepted in the market.

Our ability to earn sufficient returns on our products will depend in part on the extent to which reimbursement for our products and related treatments will be available from government health administration authorities, private health insurers, managed care organizations and other healthcare providers.

Third-party payers are increasingly attempting to limit both the coverage and the level of reimbursement of new drug products to contain costs. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. If we succeed in bringing one or more of our product candidates to market, third-party payers may not establish adequate levels of reimbursement for our products, which could limit their market acceptance and result in a material adverse effect on our financial condition.

We face intense competition and rapid technological change that could result in the development of products by others that are superior to the products we are developing.

We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors may include Allergan, Alcon Laboratories, Inc., Bausch & Lomb, Novartis Ophthalmics (a unit of Novartis AG), Pfizer and Eli Lilly and Company. These competitors may develop technologies and products that are more effective or less costly than our current or future product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

We are exposed to product liability claims, and insurance against these claims may not be available to us on reasonable terms or at all.

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

Since 2001 until the present, the daily closing price per share of our common stock has ranged from a high of $133.75 per share to a low of $2.60 per share (as adjusted for the 1-for-10 reverse stock split effected November 2002). Our stock price has been and may continue to be subject to significant volatility. The following factors, in addition to other risks and uncertainties described in this section and elsewhere in this prospectus, may cause the market price of our common stock to fall:

•	the scope, outcome and timeliness of any governmental, court or other regulatory action that may involve us (including, without limitation, the scope, outcome or timeliness of any inspection or other action of the FDA);

•	the availability to us, on commercially reasonable terms or at all, of third-party sourced products and materials;

•	developments concerning proprietary rights, including the ability of third parties to assert patents or other intellectual property rights against us which, among other things, could cause a delay or disruption in the development, manufacture, marketing or sale of our products;

•	competitors’ publicity regarding actual or potential products under development or new commercial products;

•	period-to-period fluctuations in our financial results;

•	public concern as to the safety of new technologies;

•	future sales of debt or equity securities by us;

•	sales of our common stock by our directors, officers or significant shareholders;

•	comments made by securities analysts; or

•	economic and other external factors, including disasters and other crises.

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

The average daily trading volume in our common stock for the twelve-month period ending October 17, 2003 was approximately 27,806 shares, and the average daily number of transactions was approximately 69 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Future sales of shares of our common stock may negatively affect our stock price.

As a result of our bridge financing in September 2002, and our PIPE financing transaction in November 2002, we issued approximately 11.6 million shares of our common stock. The shares of common stock issued in connection with these transactions represented at that time approximately 87.0% of our common stock. In connection with our bridge financing and our PIPE financing transaction, we also issued warrants to the PIPE investors that are exercisable for the purchase of up to an aggregate of 1,842,104 shares of our common stock based upon a purchase price of $3.80 per share. We filed a registration statement on Form S-3 (Registration No. 333-103820), which was declared effective on June 6, 2003, to cover sales of the shares issued to the PIPE investors and issuable upon conversion of the warrants. The exercise of these warrants could result in significant dilution to our shareholders at the time of exercise.

In the future, we may issue additional shares of common stock or other equity securities, including but not limited to options, warrants or other derivative securities convertible into our common stock, which could result in significant dilution to our shareholders.

Concentration of ownership could delay or prevent a change in control or otherwise influence or control most matters submitted to our stockholders.

Our directors, officers, and principal stockholders together control approximately 87.0% of our voting securities, a concentration of ownership that could delay or prevent a change in control. Our executive officers and directors beneficially own approximately 3.5% of our voting securities and our 5% or greater stockholders beneficially own approximately 83.5% of our voting securities. These stockholders, if acting together, would be able to influence and possibly control most matters submitted for approval by our stockholders, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

Our shareholder rights plan, provisions in our charter documents, and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock, and could entrench management.

We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals, thereby entrenching current management and possibly depressing the market price of our common stock. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include:

•	a classified board of directors;

•	the ability of the board of directors to designate the terms of and issue new series of preferred stock;

•	advance notice requirements for nominations for election to the board of directors; and

•	special voting requirements for the amendment of our charter and bylaws.

We are also subject to anti-takeover provisions under Delaware law, each of which could delay or prevent a change of control. Together these provisions and the shareholder rights plan may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for common stock.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2002 and for the first nine months of 2003 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the fiscal quarter ended September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us and our subsidiaries required to be included in our periodic SEC filings.

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

Item 4 Submission of Matters to a Vote of Security Holders

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on September 10, 2003.

Proposal No. 1: The stockholders elected three Class III directors to serve for a term of three years expiring upon the 2006 Annual Meeting of Stockholders or until his successor has been duly elected and qualified.

Nominee	Votes For	Votes Withheld
Robert G. McNeil	11,669,227	3,172
Jeffrey L. Edwards	11,668,665	3,734
Wayne I. Roe	11,668,681	3,718

Proposal No. 2: The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ended December 31, 2003 (with 11,671,066 votes for, 595 votes against, 738 votes abstaining, and no broker non-votes).

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index

(b)	Reports on Form 8-K

On July 22, 2003, we filed a Form 8-K attaching a press release relating to the Registrant’s financial results for the quarter ended June 30, 2003.

On July 29, 2003, we filed a Form 8-K attaching a press release announcing that the FDA had issued an approvable letter regarding Istalol™, a once-a-day liquid formulation of timolol which has been developed for the treatment of glaucoma.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on this 20th day of October 2003.

ISTA PHARMACEUTICALS, INC.
Registrant)

/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D. President and Chief Executive Officer

/s/ Lauren P. Silvernail
Lauren P. Silvernail Chief Financial Officer and Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	President and Chief Executive Officer’s Certification, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer and Vice President, Corporate Development’s Certification, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	President and Chief Executive Officer’s Certification, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer and Vice President, Corporate Development’s Certification, as required by Section 906 of the Sarbanes-Oxley Act of 2002