Form 10-Q
period 2004-03-31
ISTA PHARMACEUTICALS INC
filed 2004-05-10
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  ☐  Yes  ☒  No

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 6, 2004 was 17,456,678.

		Page No
PART I	FINANCIAL INFORMATION	3

Item 1	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets — March 31, 2004 (unaudited) and December 31, 2003	3

	Condensed Consolidated Statements of Operations (unaudited) — Three Month Periods Ended March 31, 2004 and 2003 and for the Period from February 13, 1992 (inception) through March 31, 2004	4

	Condensed Consolidated Statements of Cash Flows (unaudited) — Three Month Periods Ended March 31, 2004 and 2003 and for the Period from February 13, 1992 (inception) through March 31, 2004	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosure about Market Risk	21

Item 4	Controls and Procedures	22

PART II	OTHER INFORMATION	22

Item 1	Legal Proceedings	22

Item 4	Submission of Matters to a Vote of Security Holders	22

Item 6	Exhibits and Reports on Form 8-K	22

	Signatures	23

	Index to Exhibits	24

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,368	$16,988
Short-term investments	25,135	31,475
Other current assets	794	1,035

Total current assets	43,297	49,498
Property and equipment, net	746	649
Deposits and other assets	43	35

Total Assets	$44,086	$50,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,044	$2,072
Accrued compensation and related expenses	434	699
Accrued expenses — clinical trials	342	476
Other accrued expenses	1,500	2,058

Total current liabilities	4,320	5,305
Deferred rent	7	9
Deferred revenue	4,375	4,444
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized at March 31, 2004 and December 31, 2003; 17,456,678 and 17,375,439 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	17	17
Additional paid in capital	188,661	188,621
Deferred compensation	(402)	(547)
Accumulated other comprehensive income	(13)	(28)
Deficit accumulated during the development stage	(152,879)	(147,639)

Total stockholders’ equity	35,384	40,424

Total Liabilities and Stockholders’ Equity	$44,086	$50,182

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		For the Period From February 13, 1992 (Inception) Through March 31,
	2004	2003	2004
Revenue	$69	$69	$625
Operating expenses:
Research and development	3,027	3,426	93,740
Selling, general and administrative	2,429	2,064	42,817

Total operating expenses	5,456	5,490	136,557

Loss from operations	(5,387)	(5,421)	(135,932)
Interest income	149	115	3,148
Interest expense	(2)	(5)	(805)

Net loss	(5,240)	(5,311)	(133,589)
Deemed dividend for preferred stockholders	—	—	(19,245)

Net loss attributable to common stockholders	$(5,240)	$(5,311)	$(152,834)

Net loss per common share, basic and diluted	$(0.30)	$(0.40)

Shares used in computing net loss per common share, basic and diluted	17,448	13,290

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended March 31,		For the Period From February 13, 1992 (Inception) Through March 31,
	2004	2003	2004
Operating Activities
Net loss	$(5,240)	$(5,311)	$(133,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	145	306	9,672
Amortization of fair value of warrant discount and related accrued interest	—	(16)	467
Common stock issued for services	—	—	310
Forgiveness of note receivable	—	—	162
Depreciation and amortization	75	88	2,084
Deferred rent	(2)	—	7
Deferred income	(69)	(69)	4,375
Changes in operating assets and liabilities:
Advanced payments — clinical trials and other current assets	241	(97)	(794)
Note receivable from officer	—	—	(162)
Accounts payable	(28)	323	2,045
Accrued compensation and related expenses	(265)	(542)	434
Accrued expenses — clinical trials and other accrued expenses	(692)	(192)	1,966
License fee received from Visionex	—	—	5,000

Net cash used in operating activities	(5,835)	(5,510)	(108,023)

Investing Activities
Purchase of short-term investment securities	(3,435)	(1,523)	(87,142)
Sale of short-term investment securities	9,790	11	61,989
Purchase of equipment	(172)	(39)	(2,827)
Deposits and other assets	(8)	—	(61)
Proceeds from refinancing under capital leases	—	—	827
Cash acquired from Visionex transaction	—	—	4,403

Net cash provided by (used in) investing activities	6,175	(1,551)	(22,811)

Financing Activities
Payments on obligation under capital lease	—	—	(827)
Proceeds from exercise of stock options	17	—	999
Proceeds from exercise of warrants	—	—	41
Proceeds from bridge loans with related parties	—	—	5,047
Payments on bridge loans with related parties	—	—	(3,755)
Proceeds from issuance of preferred stock	—	—	34,215
Repurchase of preferred stock	—	—	(56)
Proceeds from issuance of common stock	23	8	112,562

Net cash provided by financing activities	40	8	148,226
Effect of exchange rate changes on cash	—	1	(24)

Increase (Decrease) in Cash and Cash Equivalents	380	(7,052)	17,368
Cash and cash equivalents at beginning of period	16,988	32,257	—

Cash and Cash Equivalents At End of Period	$17,368	$25,205	$17,368

ISTA Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2004

1. The Company

ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. The Company reincorporated in Delaware on August 4, 2000.

ISTA is a specialty pharmaceutical company focused on the development and commercialization of unique and uniquely improved products for serious diseases and conditions of the eye. Since the Company’s inception, it has devoted its resources primarily to fund research and development programs and late-stage product acquisitions. In December 2001, ISTA announced its strategic plan to transition from a development-stage organization to a specialty pharmaceutical company with a primary focus on ophthalmology.

In May 2004, ISTA received approval from the U.S. Food and Drug Administration (“FDA”) of ISTA’s New Drug Application (“NDA”) for Vitrase® (hyaluronidase for injection; lyophilized, ovine) for use as a spreading agent to facilitate the dispersion and absorption of other drugs. Even though ISTA has received FDA approval of the Vitrase® NDA for use as a spreading agent, the launch of the product may require FDA approval of a supplemental NDA for a smaller vial size at a dose concentration (150 unit/mL), securing favorable reimbursement for the product and, in certain circumstances, the approval of Allergan, Inc. ISTA also expects to receive approval from the FDA during the first half of 2004 of ISTA’s NDA for Istalol™ (timolol) for the treatment of glaucoma. However, there can be no assurance that Istalol™ will receive FDA approval in the expected time frame, or at all. Nevertheless, ISTA is currently undertaking significant preparations for expansion of its marketing and manufacturing capabilities in anticipation of its launch of Vitrase® and Istalol™. In March 2004, ISTA announced the initial results of its Phase III studies of Xibrom™ (bromfenac) for the treatment of ocular inflammation. ISTA anticipates submitting to the FDA an NDA for Xibrom™ during the second quarter of 2004. ISTA also has an NDA pending with the FDA for Vitrase® for the treatment of vitreous hemorrhage. In April 2003, the FDA issued an approvable letter citing issues primarily related to the sufficiency of the efficacy data submitted with the NDA for Vitrase® for the treatment of vitreous hemorrhage. The FDA requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. ISTA has submitted information to the FDA in response to its non-clinical comments contained in the approvable letter, and has submitted further analysis of the clinical data. In addition, ISTA is continuing to assess and discuss with the agency the clinical issues raised in the approvable letter. Based upon these discussions, ISTA will determine the next appropriate steps in the approval process of Vitrase® for the treatment of vitreous hemorrhage.

As of March 31, 2004, the Company had approximately $42.5 million in cash and cash equivalents and short-term investments. The Company incurred a net loss of $5.2 million for the three months ended March 31, 2004 and had an accumulated deficit of $152.9 million at March 31, 2004. The ability of the Company to continue as a going concern is dependent upon its ability to obtain additional capital and achieve profitable operations. The Company’s ability to transition from the development stage and ultimately, to attain profitable operations, is dependent upon obtaining sufficient working capital to complete the successful development of its products, approval by the FDA of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure.

ISTA believes that its current cash and cash equivalents on hand will be sufficient to finance its anticipated capital and operating requirements for at least the next twelve months. If ISTA engages in acquisitions of companies, products, or technology in order to execute its business strategy, ISTA may need to raise additional capital. ISTA may be required to raise additional capital in the future through collaborative agreements, private investment in public equity (“PIPE”) financings, and various other equity or debt financings. If ISTA is required to raise additional capital in the future, there can be no assurance that the additional financing will be available on favorable terms, or at all.

In April 2004, ISTA filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) providing for the offering from time to time of up to $75,000,000 of its securities, which may consist of common stock, preferred stock, warrants, or debt securities. This registration statement also includes up to 3,600,000 shares of ISTA common stock to be offered by certain selling stockholders.

The condensed consolidated financial statements contained in this Form 10-Q do not include any adjustments to the specific amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Basis of Presentation

General

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, consisting of only normal, recurring accruals, necessary to present fairly the Company’s financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In November 2002, the Company’s stockholders approved a 1-for-10 reverse stock split. The reverse stock split reduced the outstanding number of shares but not the par value of the Company’s common stock. The stated capital on the Company’s balance sheet attributable to the outstanding shares of common stock (which is determined by multiplying the par value by the number of shares outstanding) was reduced proportionately based on the reverse stock split ratio of 1-for-10. However, the additional paid-in capital account on the Company’s balance sheet was increased by the amount by which the stated capital was reduced, so that the aggregate amount of the Company’s stockholders’ equity was unchanged by the reverse stock split. The per share net loss and the per share net book value of the Company’s common stock is also increased because there are fewer shares of common stock outstanding. All historical common stock shares and per share data have been adjusted for the reverse stock split throughout these financial statements for all periods presented.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K, for the year ended December 31, 2003.

3. Revenue Recognition

The Company recognizes revenue consistent with the provisions of SEC Staff Accounting Bulletin No. 101 , “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized ratably over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for milestone payments are recognized upon (i) the achievement of specified milestones when the Company has earned the milestone payment or, (ii) the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. The Company defers payments for milestone events, which are reasonably assured and recognizes them ratably over the minimum remaining period of the Company’s performance obligations. Payments for milestones, which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

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

4. Comprehensive Income (Loss)

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income”, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the three-month period ended March 31, 2004 and 2003 was $5,225,000 and $5,310,000, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

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

The fair value of these options was estimated at the date of grant using the minimum value pricing model for grants prior to the initial public offering and the Black Scholes method for grants after the initial public offering with the following weighted average assumptions: risk-free interest rate of 3.0%, zero dividend yield, volatility of 73%; and a weighted-average life of the option of four years.

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

	Three Months Ended
	March 31, 2004	March 31, 2003
Net loss attributable to common stockholders, as reported	$(5,240)	$(5,311)
Add: Stock-based employee compensation expense included in net loss attributable to common shareholders	145	306
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(506)	(1,653)

Pro forma net loss	$(5,601)	$(6,658)

Net loss per share, basic and diluted, as reported	$(0.30)	$(0.40)

Pro forma net loss per share, basic and diluted	$(0.32)	$(0.50)

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

Visionex

Visionex was established in 1997, under the laws of Singapore, to engage in clinical, regulatory and marketing activities. During 1997, Visionex obtained from the Company the exclusive rights to register, import, market, sell and distribute Vitrase® and a product called Keraform® in East Asian markets, excluding Japan and Korea, for which Visionex paid the Company $5.0 million. Prior to the Company’s acquisition of Visionex (discussed below), investors who owned 66% of ISTA shares controlled 100% of Visionex shares.

On March 8, 2000, the Company acquired Visionex by entering into an agreement with Visionex shareholders whereby the Company issued 3,319,363 shares of its Series C preferred stock, convertible into 245,879 shares of its common stock, to acquire all of the outstanding capital stock of Visionex. The Company assigned a fair value of $11.70 per share to the 3,319,363 shares of Series C preferred stock issued to effect the acquisition, at which time the Company recorded a deemed dividend of $19.2 million to recognize the excess of the value of the shares issued over the net assets acquired.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation “Factors That May Affect Results of Operations and Financial Condition” set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions, “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements”, included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of unique and uniquely improved products for serious diseases and conditions of the eye. Since our inception, we have devoted our resources primarily to fund research and development programs and late-stage product acquisitions. In December 2001, we announced our strategic plan to transition from a development-stage organization to a specialty pharmaceutical company with a primary focus on ophthalmology.

In May 2004, the FDA approved our NDA for Vitrase® (hyaluronidase for injection; lyophilized, ovine) to facilitate the dispersion and absorption of other drugs. We are also seeking FDA approval for Vitrase® for the treatment of vitreous hemorrhage and are pursuing development of Vitrase® for the treatment of diabetic retinopathy. In addition, we are pursuing market approval in the United States of Istalol™ (timolol) to treat glaucoma. In December 2003, we completed enrollment of our Phase III clinical studies in the United States for Xibrom™ (bromfenac), a topical non-steroidal anti-inflammatory compound for the treatment of ocular inflammation and announced the initial results of our clinical studies in March 2004. Finally, we are currently conducting feasibility studies for the reformulation and commercialization of Caprogel® (aminocaproic acid), a topical formulation aminocaproic acid for the treatment of hyphema. We believe that if Vitrase®, Istalol™, and our other ophthalmic product candidates obtain regulatory approval and are commercially successful, we will advance our strategic plan to build a specialty pharmaceutical company focused on serious diseases and conditions of the eye.

There can be no assurances that the other applications of Vitrase® or Istalol™ will receive final FDA approval. Even though we received FDA approval of the Vitrase® NDA for use as a spreading agent, the launch of the product may require FDA approval of supplemental filings related to product packaging and labeling, securing favorable reimbursement for the product and, in certain circumstances, the approval of Allergan, Inc. Nevertheless, we are currently undertaking significant preparations for expansion of our manufacturing and marketing capabilities in the event such approvals are obtained. If approved by the FDA, Vitrase® and Istalol™ will be manufactured for us through our contract manufacturers. In the United States the marketing of Istalol™ will be done by us. Allergan is responsible for commercializing Vitrase® for uses in posterior region of the eye.

We currently have no products available for sale and have not generated any revenues from sales of our products. We have incurred losses since inception and had an accumulated deficit of $152.9 million through March 31, 2004. Our losses have resulted primarily from research and development activities, including clinical trials, related general and administrative expenses and a deemed dividend to our preferred shareholders. We expect to continue to incur operating losses for the foreseeable future as we continue to conduct research, development and clinical testing activities, and to seek regulatory approval for our product candidates and to develop our marketing, sales, distribution and other commercial and management capacities in anticipation of the approval of one or more of our product candidates.

On April 23, 2004 we filed a universal shelf registration statement on Form S-3 with the SEC providing for the offering from time to time of up to $75,000,000 of its securities, which may consist of common stock, preferred stock, warrants, or debt securities. The shelf registration statement also includes up to 3,600,000 shares of ISTA common stock to be offered by certain selling stockholders.

Our Product Pipeline

We are pursuing the development of several late-stage products, including:

Vitrase® (hyaluronidase for injection; lyophilized, ovine)

We are developing Vitrase®, a highly purified, proprietary formulation of ovine hyaluronidase, for the treatment of vitreous hemorrhage, for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs, and for the treatment of diabetic retinopathy.

In October 2002, we submitted to the FDA a NDA for Vitrase® for the treatment of vitreous hemorrhage by injection into the posterior region of the eye. On April 3, 2003, the FDA issued an approvable letter citing issues primarily related to the sufficiency of the efficacy data submitted with the NDA for Vitrase® for the treatment of vitreous hemorrhage. The FDA requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. We have submitted information to the FDA in response to its non-clinical comments contained in the approvable letter and have submitted further analysis of the clinical data. In addition, we are continuing to assess and discuss with the agency the clinical issues raised in the approvable letter. Based upon these discussions, we will determine the next appropriate steps in the approval process of Vitrase® for the treatment of vitreous hemorrhage.

In May 2004, the FDA approved the NDA for Vitrase® for use as a spreading agent. We are pursuing the development of additional package configurations for different doses of the product to facilitate product utilization, improve profit margins and aid in third-party reimbursement. To this end, we plan to file a supplemental NDA for a smaller vial size at a dose concentration (150 unit/mL) that we believe is optimal for use as a spreading agent. We anticipate that, pending timely submission of our NDA supplement and FDA review, this supplemental NDA could be approved by FDA during the second half of 2004.

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

The NDA for Istalol™ was submitted to the FDA in September 2002 and was accepted for review in November 2002. In July 2003, the FDA issued an approvable letter with respect to the Istalol™ NDA citing issues related to manufacturing methods and controls. No additional clinical studies were requested. We believe the issues cited by the FDA are addressable, and we are currently seeking qualification of an additional manufacturing site. In December 2003, we submitted documents to the FDA seeking to qualify Bausch & Lomb as a manufacturer of Istalol™. We expect FDA approval of Istalol™ in the first half of 2004.

According to data compiled by NDC Health, we estimate the U.S. glaucoma market is approximately $1.1 billion annually, of which the ophthalmic beta-blocker segment represents approximately $170 million per year, with over 4.4 million prescriptions written annually. We plan to build a targeted sales force to market Istalol™.

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

Three Months Ended March 31, 2004 and 2003

Revenue. Revenue of $69,000 for the three months ended March 31, 2004 and $69,000 for the three months ended March 31, 2003 reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals for commercialization rights to Vitrase® in Japan for ophthalmic uses in the posterior regions of the eye.

Research and development expenses. Research and development expenses for the three months ended March 31, 2004 were $3.0 million compared to $3.4 million for the three months ended March 31, 2003. The decrease of approximately $400,000 is principally due to the change in product mix from the three months ended March 31, 2003 to the three months ended March 31, 2004. During the three months ended March 31, 2003, research and development costs were principally associated with Vitrase® clinical and manufacturing spending. During the three months ended March 31, 2004, research and development costs were principally associated with clinical and manufacturing spending related to Istalol™ and Xibrom™.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2.4 million for the three months ended March 31, 2004 compared to $2.1 million for the three months ended March 31, 2003. The increase in selling, general and administrative expenses is primarily due to increased consultant costs and marketing activities associated with increased activity in the Company’s product pipeline and preparation for commercial product launch.

Interest income. Interest income was $149,000 for the three months ended March 31, 2004 compared to $115,000 for the three months ended March 31, 2003. The increase in interest income was primarily attributable to higher cash balances for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due to the financing that was completed during the fourth quarter of 2003.

Interest expense. Interest expense was $2,000 for the three months ended March 31, 2004 compared to $5,000 for the three months ended March 31, 2003. Interest expense for both periods was attributable to the interest paid on the financing of our directors’ and officers’ insurance premiums.

Liquidity and Capital Resources

As of March 31, 2004, we had approximately $42.5 million in cash and equivalents and short-term investments and working capital of $39.0 million.

We have financed our operations since inception primarily through private equity sales and the sale of our common stock in our initial and follow-on public offerings. We received net proceeds of $10.0 million from the private sale of preferred stock in March 2000, $31.7 million from our initial public offering in August 2000, $4.0 million from the private sale of common stock in December 2001, $5.0 million from a license fee payment in December 2001, $4.0 million from the issuance of promissory notes in September 2002, $37.3 million from our PIPE transaction in November 2002 and $35.7 million from our follow-on public offering in November 2003. The PIPE transaction in November 2002 consisted of a private placement of 10,526,306 shares of our common stock for the aggregate purchase price of approximately $40.0 million, or $3.80 per share, and warrants to purchase up to 1,578,946 shares of our common stock for an exercise price of $3.80 per share. The follow-on public offering in November 2003 consisted of the sale of 4,000,000 shares of our common stock for the aggregate purchase price of $38.0 million, or $9.50 per share. On April 23, 2004 we filed a universal shelf registration statement on Form S-3 with the SEC providing for the offering from time to time of up to $75,000,000 of our securities, which may consist of common stock, preferred stock, warrants, or debt securities. The shelf registration statement also includes up to 3,600,000 shares of our common stock to be offered by certain selling stockholders.

For the three months ended March 31, 2004, we used $5.8 million of cash for operations principally as a result of the net loss of $5.2 million partially offset by non-cash compensation expense of $145,000. We used approximately $5.5 million of cash for operations in the three months ended March 31, 2003.

For the three months ended March 31, 2004, we received $6.2 million of cash from investing activities, primarily due to the maturities of our short-term investment securities. For the three months ended March 31, 2003, we used $1.6 million of cash for investing activities, primarily to purchase short-term investment securities.

For the three months ended March 31, 2004, we received $40,000 from financing activities, primarily from the exercise of stock options and the issuance of common stock under our Employee Stock Purchase Plan. For the three months ended March 31, 2003, we received $8,000 from financing activities, primarily from the issuance of common stock under our Employee Stock Purchase Plan.

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

Only one of our product candidates has received regulatory approval from the FDA. In May 2004, the FDA approved our NDA for Vitrase® for use as a spreading agent. Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States. Many other countries including major European countries and Japan have similar requirements.

The NDA process is extensive, time-consuming and costly, and there is no guarantee that the FDA will approve additional NDAs of our product candidates, or that the timing of any such approval will be appropriate for our product launch schedule and other business priorities, which are subject to change. We have submitted two NDAs which are currently pending before the FDA, one for Vitrase®, for the treatment of vitreous hemorrhage, and one for Istalol™. Moreover, we depend on the assistance of Senju for obtaining regulatory approval for Istalol™.

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

While we have received FDA approval of Vitrase® for use as a spreading agent, the timing of, or conditions imposed by the FDA on any such approval might not be appropriate for our marketing, product development and business priorities or those of Allergan, our marketing partner for uses in the posterior region of the eye. In addition, we plan to file a supplemental NDA for a smaller vial size at a dose concentration (150 unit/mL) that we believe is optimal for use as a spreading agent. We anticipate that, pending timely submission of our NDA supplement and FDA review, this supplemental NDA could be approved by FDA during the second half of 2004. There can be no assurances, however, that the FDA will approve this supplemental NDA.

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

Even though we obtained FDA approval of the Vitrase® NDA for use as a spreading agent, our ability to commercialize Vitrase® for such use is dependent upon the terms of our collaboration with Allergan.

We have entered into a collaboration with Allergan, Inc. relating to Vitrase® for ophthalmic uses for the posterior region of the eye. If we obtain regulatory approval for Vitrase® for any such uses in the United States and Europe, we will be dependent on Allergan for the commercialization of Vitrase® for such uses in these markets. We are currently in discussions with Allergan regarding marketing and other strategies for Vitrase®. Allergan has informed us of its position that we need its authorization pursuant to our collaboration to market Vitrase® on our own as a spreading agent, which Allergan asserts has not been provided. In addition, Allergan may be unwilling to pursue the marketing and commercialization of Vitrase® with any final approved labeling that does not meet its satisfaction. Any dispute regarding our rights or Allergan’s rights under our collaboration or otherwise would be costly, time-consuming and potentially delay or possibly prevent the launch of any approved Vitrase® product.

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

In addition, our ability to market and promote our products will be restricted to the labels approved by the FDA. If the approved labels are restrictive, our sales and marketing efforts and market acceptance and the commercial potential of our products may be negatively affected. For example, should the market not widely accept Vitrase® for usage based on the label of the approved NDA, we may have to await approval of additional indications in order to reach the full market potential for this drug.

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

We have not generated any revenue from product sales to date, and we may never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. We have never been profitable, and we might never become profitable. As of March 31, 2004, our accumulated deficit was $152.9 million, including a net loss of approximately $25.2 million for the year ended December 31, 2003 and a net loss of $5.2 million for the three months ended March 31, 2004. As of March 31, 2004, we had approximately $42.5 million in cash and cash equivalents and short-term investments and working capital of $39.0 million. We believe our current cash and cash equivalents on hand will be sufficient to finance anticipated capital and operating requirements for at least the next twelve months. If we engage in acquisitions of companies, products, or technology in order to execute our business strategy, we may need to raise additional capital. We may be required to raise additional capital in the future through collaborative agreements, private investment in public equity financings, and various other public or private equity or debt financings. If we are required to raise additional capital in the future there can be no assurance that the additional financing will be available on favorable terms, or at all.

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

We have entered into a master services agreement with R.P. Scherer West, Inc. (which has been subsequently acquired by Cardinal Health, Inc.), for the manufacture of commercial quantities, if approved, of Vitrase®. We also intend to use a contract manufacturer to assist us in the development and manufacture of the new package configurations of Vitrase®, if approved. We have also entered into a manufacturing services agreement with Bausch & Lomb Incorporated for the manufacture of commercial quantities, if approved, of Istalol™ and Xibrom™. To date, we have needed these products only in amounts sufficient for clinical trials. Before any contract manufacturer can produce commercial quantities of a product, we must demonstrate to the FDA’s satisfaction that the product source for commercial quantities is substantially equivalent to the supply of the product used in our clinical trials. Such demonstration may include the requirement to conduct additional clinical trials. In December 2003, we submitted documents to the FDA seeking to qualify Bausch & Lomb as a manufacturer of Istalol™. In addition, the manufacturing facilities of all of our contract manufacturers must comply with current Good Manufacturing Practice (“cGMP”) regulations, which the FDA strictly enforces. Moreover, the facilities of the contract manufacturer must undergo and pass pre-approval inspections by the FDA before any of our products can be approved for commercial manufacture. We cannot assure you that Cardinal Health, Bausch & Lomb, or any other manufacturer we may contract with in the future will be able, as applicable, to develop processes necessary to produce substantially equivalent product or that regulatory authorities will approve them as a manufacturer. Failure to develop necessary production processes or receive regulatory approval of our manufacturers could delay or stop our efforts to develop and commercialize our product candidates.

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

Some materials used in our products are currently obtained from a single source. Biozyme Laboratories, Ltd. is currently our only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase®. We are currently renegotiating our agreement with Biozyme. If we are unable to renegotiate our agreement on terms acceptable to us, we may be required to obtain ovine hyaluronidase from a third party supplier, if available. Commercial quantities of Vitrase® will be supplied by Cardinal Health as the sole source. Istalol™ and Xibrom™, if approved, will be supplied by a single source, Bausch & Lomb.

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

The rising cost of healthcare and related pharmaceutical product pricing has lead to cost-containment pressures that could cause us to sell our products at lower prices, resulting in less revenue to us.

Any products for which we receive FDA approval may be purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations (“HMOs”) and managed care organizations (“MCOs”). Third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products. Furthermore, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could negatively and materially impact our revenues and financial condition. We anticipate that we will encounter similar regulatory and legislative issues in most other countries outside the United States.

We face intense competition and rapid technological change that could result in the development of products by others that are superior to the products we are developing.

We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors may include Allergan, Alcon Laboratories, Inc., Bausch & Lomb, Novartis Ophthalmics (a unit of Novartis AG), Pfizer and Eli Lilly and Company. These competitors may develop technologies and products that are more effective or less costly than our current or future product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. Many of our competitors also have more resources committed to and expertise in effectively commercializing, marketing, and promoting products approved by the FDA, including communicating the effectiveness, safety and value of the products to actual and prospective customers and medical professionals. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

We are exposed to product liability claims, and insurance against these claims may not be available to us on reasonable terms or at all.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims by consumers and other third parties. As we begin to commercialize, market, and promote our approved products, like Vitrase® for use as a spreading agent, we may be subject to various product liability claims. In addition, we may in the future recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. We cannot assure you that we will not experience material losses due to product liability claims, product recalls or corrections. These events, among others, could result in additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling that could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market. Furthermore, any adverse publicity associated with such an event could cause consumers to seek alternatives to our products, which may cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the event.

We currently maintain sold products and clinical trial liability insurance with per occurrence and aggregate coverage limits of $5 million. The coverage limits of our insurance policies may be inadequate to protect us from any liabilities we might incur in connection with clinical trials or the sale of our products. Product liability insurance is expensive and in the future may not be available on commercially acceptable terms, or at all. A successful claim or claims brought against us in excess of our insurance coverage could materially harm our business and financial condition.

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

The average daily trading volume in our common stock for the twelve-month period ending March 31, 2004 was approximately 41,639 shares, and the average daily number of transactions was approximately 84 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Future sales of shares of our common stock may negatively affect our stock price.

As a result of our bridge financing in September 2002, our PIPE financing transaction in November 2002, and our follow-on public offering in November 2003, we issued approximately 15.6 million shares of our common stock. The shares of common stock issued in connection with these transactions represents approximately 89% of our common stock as of April 21, 2004. In connection with our bridge financing and our PIPE financing transaction, we also issued warrants exercisable for the purchase of up to an aggregate of 1,842,104 shares of our common stock based upon a purchase price of $3.80 per share. We filed a registration statement on Form S-3 (Registration No. 333-103820), which was declared effective on June 6, 2003, to cover sales of the shares issued to the PIPE investors and issuable to the PIPE and bridge investors upon conversion of the warrants. The exercise of these warrants could result in significant dilution to our shareholders at the time of exercise. We also filed a registration statement on Form S-2 (Registration No. 333-109576) in connection with our follow-on public offering, which was declared effective on November 12, 2003, to cover sales of the shares issued the investors. On April 23, 2004 we filed a universal shelf registration statement on Form S-3 (Registration No. 333-114815) with the SEC providing for the offering from time to time of up to $75,000,000 of our securities, which may consist of common stock, preferred stock, warrants, or debt securities. This registration statement also includes up to 3,600,000 shares of our common stock to be offered by certain selling stockholders.

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

Our directors, officers, and principal stockholders together control approximately 64.5% of our voting securities, a concentration of ownership that could delay or prevent a change in control. Our executive officers and directors beneficially own approximately 4.4% of our voting securities and our 5% or greater stockholders beneficially own approximately 60.1% of our voting securities. These stockholders, if acting together, would be able to influence and possibly control most matters submitted for approval by our stockholders, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2003 and for the three months of 2004 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of March 31, 2004, we have not used derivative instruments or engaged in hedging activities.

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

Item 4 Disclosure Controls and Procedures

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

No matters were voted upon during the first quarter of 2004.

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index

(b)	Reports on Form 8-K

On February 26, 2004, we filed a Form 8-K attaching a press release relating to the Registrant’s financial results for the quarter and year ended December 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on this 10th day of May 2004.

ISTA PHARMACEUTICALS, INC.

(Registrant)

/s/ Vicente Anido, Jr., Ph.D.

Vicente Anido, Jr., Ph.D. President and Chief Executive Officer

/s/ Lauren P. Silvernail

Lauren P. Silvernail Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	President and Chief Executive Officer’s Certification, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development’s Certification, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	President and Chief Executive Officer’s Certification, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development’s Certification, as required by Section 906 of the Sarbanes-Oxley Act of 2002