Form 10-Q
period 2004-06-30
ISTA PHARMACEUTICALS INC
filed 2004-07-20
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of July 9, 2004 was 17,462,961.

TA BLE OF CONTENTS

		Page No
PART I	FINANCIAL INFORMATION (Unaudited)	3

Item 1	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets — June 30, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Operations - Three and Six Month Periods Ended June 30, 2004 and 2003 and for the Period from February 13, 1992 (inception) through June 30, 2004	4

	Condensed Consolidated Statements of Cash Flows - Six Month Periods Ended June 30, 2004 and 2003 and for the Period from February 13, 1992 (inception) through June 30, 2004	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosure about Market Risk	23

Item 4	Controls and Procedures	24

PART II	OTHER INFORMATION	24

Item 1	Legal Proceedings	24

Item 4	Submission of Matters to a Vote of Security Holders	24

Item 5	Other Information	24

Item 6	Exhibits and Reports on Form 8-K	24

	Signatures	25

	Index to Exhibits	26

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$10,937	$16,988
Short-term investments	24,582	31,475
Inventory, net	558	—
Other current assets	883	1,035

Total current assets	36,960	49,498
Property and equipment, net	343	649
Deposits and other assets	139	35

Total Assets	$37,442	$50,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,131	$2,072
Accrued compensation and related expenses	708	699
Accrued expenses — clinical trials	301	476
Other liabilities	366	—
Other accrued expenses	3,144	2,058

Total current liabilities	5,650	5,305
Deferred rent	5	9
Deferred income	4,305	4,444
Long term liabilities	366	—
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized at June 30, 2004 and December 31, 2003; 17,457,556 and 17,375,439 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	17	17
Additional paid in capital	188,716	188,621
Deferred compensation	(342)	(547)
Accumulated other comprehensive income	(84)	(28)
Deficit accumulated during the development stage	(161,191)	(147,639)

Total stockholders’ equity	27,116	40,424

Total Liabilities and Stockholders’ Equity	$37,442	$50,182

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

I STA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period From February 13, 1992 (Inception) Through June 30,
	2004	2003	2004	2003	2004
Revenue	$70	$70	$139	$139	$695
Operating expenses:
Research and development	5,562	3,924	8,589	7,350	99,302
Selling, general and administrative	2,951	2,288	5,380	4,352	45,768

Total operating expenses	8,513	6,212	13,969	11,702	145,070

Loss from operations	(8,443)	(6,142)	(13,830)	(11,563)	(144,375)
Interest income	131	94	280	209	3,279
Interest expense	—	(1)	(2)	(6)	(805)

Net loss	(8,312)	(6,049)	(13,552)	(11,360)	(141,901)
Deemed dividend for preferred stockholders	—	—	—	—	(19,245)

Net loss attributable to common stockholders	$(8,312)	$(6,049)	$(13,552)	$(11,360)	$(161,146)

Net loss per common share, basic and diluted	$(0.48)	$(0.45)	$(0.78)	$(0.85)

Shares used in computing net loss per common share, basic and diluted	17,457	13,300	17,452	13,295

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended June 30,		For the Period From February 13, 1992 (Inception) Through June 30,
	2004	2003	2004
Operating Activities
Net loss attributable to common stockholders	$(13,552)	$(11,360)	$(161,146)
Deemed dividend for preferred stockholders	—	—	19,245
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Amortization of deferred compensation	205	556	9,732
Amortization of fair value of warrant discount and related accrued interest	—	(9)	467
Common stock issued for services	—	—	310
Forgiveness of note receivable	—	—	162
Depreciation and amortization	137	174	2,146
Transfer of equipment for technology	214	—	214
Deferred rent	(4)	1	5
Deferred income	(139)	(139)	4,305
Changes in operating assets and liabilities:
Other current assets	(964)	9	(1,999)
Inventory, net	558	—	558
Note receivable from officer	—	—	(162)
Accounts payable	(941)	934	1,132
Accrued compensation and related expenses	9	(456)	708
Accrued expenses - clinical trials and other accrued expenses	911	(347)	3,569
Other liabilities	732	—	732
License fee received from Visionex	—	—	5,000

Net cash used in operating activities	(12,834)	(10,637)	(115,022)

Investing Activities
Purchase of marketable investment securities	(3,420)	(9,330)	(87,127)
Sale of marketable investment securities	10,311	2,799	62,510
Purchase of equipment	(45)	(57)	(2,700)
Deposits and other assets	(104)	—	(157)
Proceeds from refinancing under capital leases	—	—	827
Cash acquired from Visionex transaction	—	—	4,403

Net cash provided by (used in) investing activities	6,742	(6,588)	(22,244)

Financing Activities
Payments on obligation under capital lease	—	—	(827)
Proceeds from exercise of stock options	18	84	1,000
Proceeds from exercise of warrants	—	—	41
Proceeds from bridge loans with related parties	—	—	5,047
Payments on bridge loans with related parties	—	—	(3,755)
Proceeds from issuance of preferred stock	—	—	34,215
Repurchase of preferred stock	—	—	(56)
Proceeds from issuance of common stock	23	—	112,562

Net cash provided by financing activities	41	84	148,227
Effect of exchange rate changes on cash	—	2	(24)

(Decrease) Increase in Cash and Cash Equivalents	(6,051)	(17,139)	10,937
Cash and cash equivalents at beginning of period	16,988	32,257	—

Cash and Cash Equivalents At End of Period	$10,937	$15,118	$10,937

ISTA Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2004

1. The Company

ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) is a specialty pharmaceutical company focused on the commercialization and development of unique and uniquely improved products for serious conditions of the eye. ISTA is currently preparing to launch its first two products approved by the U.S Food and Drug Administration, or FDA, which are Vitrase®, for use as a spreading agent, and Istalol™, for the treatment of glaucoma. In addition, ISTA has two New Drug Applications, or NDAs, on file with the FDA, which are Vitrase, for the treatment of vitreous hemorrhage and Xibrom™, for the treatment of ocular inflammation following cataract surgery.

As of June 30, 2004, ISTA had approximately $35.5 million in cash and cash equivalents and short-term investments. ISTA incurred a net loss of $13.6 million for the six months ended June 30, 2004 and had an accumulated deficit of $161.2 million at June 30, 2004. The ability of ISTA to continue as a going concern is dependent upon its ability to obtain additional capital and achieve profitable operations. ISTA’s ability to transition from the development stage and ultimately, to attain profitable operations, is dependent upon obtaining sufficient working capital to complete the successful development of its products, approval by the FDA of its products, achieving market acceptance of such approved products and achievement of sufficient levels of revenue to support ISTA’s cost structure and growth.

ISTA believes that its current cash and cash equivalents and short-term investments will be sufficient to finance its anticipated capital and operating requirements for at least the next twelve months. If ISTA engages in acquisitions of companies, products, or technology in order to execute its business strategy, ISTA may need to raise additional capital. ISTA may be required to raise additional capital in the future through collaborative agreements, private investment in public equity, or PIPE, financings, and various other public or private equity or debt financings. If ISTA is required to raise additional capital in the future, there can be no assurance that the additional financing will be available on favorable terms, or at all.

The unaudited condensed consolidated financial statements contained in this Form 10-Q do not include any adjustments to the specific amounts and classifications of assets and liabilities that might be necessary should ISTA be unable to continue as a going concern.

2. Basis of Presentation

General

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, consisting of only normal, recurring accruals, necessary to present fairly the Company’s financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year.

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

3. Revenue Recognition

The Company recognizes revenue consistent with the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized ratably over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for milestone payments are recognized upon (i) the achievement of specified milestones when the Company has earned the milestone payment or, (ii) the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. The Company defers payments for milestone events, which are reasonably assured and recognizes them ratably over the minimum remaining period of the Company’s performance obligations. Payments for milestones, which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

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

4. Inventory

Inventory at June 30, 2004 consisted of $90,000 of raw materials and $468,000 of work-in-process. The Company had no inventory at June 30, 2003. We obtained FDA approval for Vitrase in May 2004. Inventory relates to Vitrase, 6,200 USP units multi-purpose vial, for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs.

5. Comprehensive Income (Loss)

Statement of Financial Accounting Standard, or SFAS, No. 130, “Reporting Comprehensive Income”, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the six-month period ended June 30, 2004 and 2003 was $13,608,000 and $11,358,000, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

6. Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company has elected to follow Accounting Principals Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock-based employee compensation. Under APB 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

When the exercise price of the employee or director stock options is less then the estimated fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans”, over the vesting period of the options.

Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force, or EITF, No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services”, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured as the options vest.

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

	Six Months Ended
	June 30, 2004	June 30, 2003
Net loss attributable to common stockholders, as reported	$(13,552)	$(11,360)
Add: Stock-based employee compensation expense included in net loss attributable to common shareholders	205	556
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,058)	(742)

Pro forma net loss	$(14,405)	$(11,546)

Net loss per share, basic and diluted, as reported	$(0.78)	$(0.85)

Pro forma net loss per share, basic and diluted	$(0.83)	$(0.87)

7. Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, and SEC Staff Accounting Bulletin, or SAB, No. 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options, outstanding during the period. Such common equivalent shares have not been included in the Company’s computation of net loss per share as their effect would be anti-dilutive.

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

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Interim Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Securities Litigation Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ materially from the views and expectations set forth in this Report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

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

Overview

We are a specialty pharmaceutical company focused on the commercialization and development of unique and uniquely improved products for serious conditions of the eye. We are currently preparing to launch our first two products approved by the U.S Food and Drug Administration, or FDA, which are Vitrase®, for use as a spreading agent, and Istalol™, for the treatment of glaucoma. In addition, we have two New Drug Applications, or NDAs, on file with the FDA, which are Vitrase, for the treatment of vitreous hemorrhage and Xibrom™, for the treatment of ocular inflammation following cataract surgery.

We are building our commercial capabilities, including a targeted salesforce, to distribute and market our currently approved products. We estimate that approximately 10,000 ophthalmologists write the majority of the prescriptions for serious conditions of the eye, and we believe that a targeted salesforce of 50 to 100 representatives can successfully reach this physician population. We have hired four regional sales managers, and have entered into a multi-year service agreement with Ventiv Health, Inc. under which they will provide us with a dedicated nationwide specialty salesforce, which will promote our products exclusively. Under the terms of our agreement, Ventiv Health will provide full-time sales representatives selected by and reporting to our senior sales and marketing management team. Ventiv Health has granted us the right to hire these sales representatives for a nominal fee. We intend to leverage our commercial capabilities for our other late-stage product candidates and additional products we may develop or acquire in the future.

We believe that the prescription market in the United States for ophthalmic pharmaceutical products represents a significant and growing market. According to industry sources, this market has annual sales of approximately $2.5 billion and a historic growth rate of over 12% per year.

Our Products and Pipeline

Istalol

Istalol™ is a once-a-day, eye drop solution of timolol, a beta-blocking agent for the treatment of glaucoma. We received FDA approval of Istalol in June 2004 and plan commercial launch of Istalol during the third quarter of 2004. Beta-blockers are a large group of approved medications that block specific receptors in the central nervous system and are used in the treatment of a number of diseases including glaucoma. Timolol maleate, which is currently available from several manufacturers, is the leading beta-blocker to treat glaucoma in the United States. In clinical trials, Istalol, given once-a-day, has shown efficacy and safety comparable to a timolol maleate solution, given twice-a-day. In addition to this dosing advantage, Istalol is formulated as an eye drop solution versus commonly available once-a-day gel formulations of timolol, which have been known to cause blurring of patients’ vision. We acquired U.S. marketing rights for Istalol under a license agreement with Senju Pharmaceuticals Co., Ltd.

According to data compiled by NDC Health, we estimate the U.S. glaucoma pharmaceutical market is approximately $1.1 billion annually. Of this market, the ophthalmic beta-blocker segment represents approximately $170 million per year, primarily at generic prices, with over 4.4 million prescriptions written annually.

Vitrase

Vitrase® is a highly purified, proprietary formulation of ovine hyaluronidase. In May 2004, the FDA approved our NDA for Vitrase, in a 6,200 USP units multi-purpose vial, for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs. During the third quarter of 2004, we intend to file a supplemental NDA for Vitrase for use as a spreading agent at a lower concentration of 150 USP units/mL. We believe the 150 USP units/mL product will help facilitate utilization and aid in obtaining appropriate third party reimbursement.

We are also developing Vitrase for the treatment of vitreous hemorrhage and diabetic retinopathy. In October 2002, we submitted a NDA for Vitrase for the treatment of vitreous hemorrhage by injection into the posterior region of the eye. On April 3, 2003, the FDA issued an approvable letter citing issues primarily related to the sufficiency of the efficacy data submitted with this NDA. The FDA requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. We have submitted information to the FDA in response to its comments contained in the approvable letter. We believe that all non-clinical issues have been resolved with the FDA, and we are continuing to assess and discuss with the FDA the clinical issues raised in the approvable letter. Based upon these discussions, we will determine the next appropriate steps in the approval process of Vitrase for the treatment of vitreous hemorrhage. The continued development of Vitrase for the treatment of diabetic retinopathy will be dependent upon the FDA’s evaluation of the Vitrase NDA for the treatment of vitreous hemorrhage, among other factors.

Based on published reports, we believe the potential annual market opportunity for Vitrase as a spreading agent consists of the 3,000,000 ophthalmic surgeries performed in the United States each year, of which 2,600,000 are cataract surgeries. In addition, based on data compiled for us by The Wilkerson Group, we believe that the potential annual market opportunity in the United States for Vitrase for the treatment of vitreous hemorrhage is approximately 225,000 cases. We intend to seek a higher reimbursement price for Vitrase for the treatment of vitreous hemorrhage, and therefore we believe that this market represents a larger market opportunity than for use as a spreading agent.

Xibrom

Xibrom™ is a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation, eye pain and photophobia following cataract surgery. Senju launched this product in Japan in 2000. We acquired U.S. marketing rights for Xibrom under a license agreement with Senju. We completed two pivotal Phase III clinical studies of Xibrom in the United States and submitted a NDA in May 2004. In these studies, a statistically significant proportion of patients treated with Xibrom achieved treatment success, defined as the complete absence of ocular inflammation, compared to those patients who received placebo.

Based on data compiled by NDC Health, we estimate that over 5.4 million prescriptions are written annually for topical ophthalmic anti-inflammatory agents in the United States.

Caprogel

Caprogel®, a topical gel formulation of aminocaproic acid for treatment of hyphema, has received an orphan drug designation from the FDA. In May 2002, we acquired worldwide marketing rights for Caprogel under a license agreement with the Eastern Virginia Medical School. We are currently conducting feasibility studies for Caprogel’s reformulation and commercialization. Once completed, and if these studies yield promising results, we intend to pursue the remaining Phase III clinical development.

Based on data compiled for us by Milliman U.S.A., we believe that hyphema affects an estimated 50,000 patients per year in the United States.

Company Information

We incorporated in California in February 1992 as Advanced Corneal Systems, Inc. In March 2000, we changed our name to ISTA Pharmaceuticals, Inc., and we reincorporated in Delaware in August 2000. Our corporate headquarters are located at 15279 Alton Parkway, Suite 100, Irvine, CA 92618, and our telephone number is (949) 788-6000.

We have incurred losses since inception and had an accumulated deficit of $161.2 million through June 30, 2004. Our losses have resulted primarily from research and development activities, including clinical trials, general and administrative expenses and a deemed dividend to our preferred shareholders. We expect to continue to incur operating losses for the foreseeable future as we continue to conduct research, development and clinical testing activities, to seek regulatory approval for our product candidates, and to prepare to launch our approved products.

Results of Operations

The following discussion of our results of operations generally reflects our continuing transition to a commercial-stage company with a primary focus on ophthalmology.

Three Months Ended June 30, 2004 and 2003

Revenue. Revenue of $70,000 for the three months ended June 30, 2004 and $70,000 for the three months ended June 30, 2003 reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceutical Co. Ltd. for commercialization rights to Vitrase® in Japan for ophthalmic uses in the posterior regions of the eye.

Research and development expenses. Research and development expenses for the three months ended June 30, 2004 were $5.6 million compared to $3.9 million for the three months ended June 30, 2003. Our research and development expenses have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial manufacturing capabilities for Vitrase®, Istalol™ and Xibrom™. During the three months ended June 30, 2004, the Company incurred two non-recurring expenses. First, a $500,000 milestone payment was recorded upon FDA approval of Istalol and is payable to Senju Pharmaceuticals, Ltd., during the third quarter of 2004. Second, a one-time license fee expense of $1.3 million, consisting of $1.1 million in cash and debt and $0.2 million in fixed assets was recorded upon the Company entering into a technology license agreement and an amended and and restated supply agreement with Biozyme Laboratories, Ltd., our supplier of hyaluronidase for Vitrase. The debt is payable to Biozyme in installments over three years. Exclusive of these two non-recurring expenses, research and development expenses decreased by $100,000 as a result of the Company obtaining FDA approval of Vitrase and Istalol, which resulted in the capitalization of various amounts into commercial inventory.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3.0 million for the three months ended June 30, 2004 compared to $2.3 million for the three months ended June 30, 2003. Selling, general and administrative expenses increased by $700,000 due to increased consultant costs and marketing activities associated with the Company’s preparations for the anticipated commercial product launch of its approved products.

Interest income. Interest income was $131,000 for the three months ended June 30, 2004 compared to $94,000 for the three months ended June 30, 2003. The increase in interest income was primarily attributable to higher cash balances for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due to the financing that was completed during the fourth quarter of 2003.

Interest expense. There was no interest expense recorded for the three months ended June 30, 2004 compared to $1,000 for the three months ended June 30, 2003. Interest expense for the three month period ended June 30, 2004 was attributable to the interest paid on the financing of our directors’ and officers’ insurance premiums.

Six Months Ended June 30, 2004 and 2003

Revenue. Revenue of $139,000 and $139,000 for the six months ended June 30, 2004 and the six months ended June 30, 2003 reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka in connection with the license for Vitrase® in Japan.

Research and development expenses. Research and development expenses for the six months ended June 30, 2004 were $8.6 million compared to $7.4 million for the six months ended June 30, 2003. Our research and development expenses have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial manufacturing capabilities for Vitrase®, Istalol™ and Xibrom™. During the six months ended June 30, 2004, the Company incurred two non-recurring expenses. First, a $500,000 milestone payment was recorded upon FDA approval of Istalol and is payable to Senju Pharmaceuticals, Ltd., during the third quarter of 2004. Second, a one-time license fee expense of $1.3 million, consisting of $1.1 million in cash and debt and $0.2 million in fixed assets was recorded upon the Company entering into a technology license agreement and amended and and restated supply agreement with Biozyme Laboratories, Ltd., our supplier of hyaluronidase for Vitrase. The debt is payable to Biozyme in installments over three years. Exclusive of these two non-recurring expenses, research and development expenses decreased by $600,000 as a result of the Company obtaining FDA approval of Vitrase and Istalol, which resulted in the capitalization of various amounts into commercial inventory. We anticipate that our operating expenses will substantially increase from historical levels as we expand our commercial infrastructure to launch our approved products.

Selling, general and administrative expenses. General and administrative expenses were $5.4 million for the six months ended June 30, 2004 compared to $4.4 million for the six months ended June 30, 2003. The increase in selling, general and administrative expenses is primarily due to increased consultant costs and marketing activities associated with in the Company’s preparations for the anticipated commercial product launch of its approved products.

Interest income. Interest income was $280,000 for the six months ended June 30, 2004 compared to $209,000 for the six months ended June 30, 2003. The increase in interest income was attributable to higher cash balances during the first six months of 2004 compared to the first six months of 2003.

Interest expense. Interest expense was $2,000 for the six months ended June 30, 2004 compared to $6,000 for the six months ended June 30, 2003. The interest expense was primarily attributable to the financing of our directors’ and officers’ insurance premiums during both the six months ended June 30, 2004 and 2003.

Liquidity and Capital Resources

As of June 30, 2004, we had approximately $35.5 million in cash and equivalents and short-term investments and working capital of $31.3 million.

We have financed our operations since inception primarily through private equity sales and the sale of our common stock in our initial and follow-on public offerings. We received net proceeds of $10.0 million from the private sale of preferred stock in March 2000, $31.7 million from our initial public offering in August 2000, $4.0 million from the private sale of common stock in December 2001, $5.0 million from a license fee payment in December 2001, $4.0 million from the issuance of promissory notes in September 2002, $37.3 million from our PIPE transaction in November 2002 and $35.7 million from our follow-on public offering in November 2003. The PIPE transaction in November 2002 consisted of a private placement of 10,526,306 shares of our common stock for the aggregate purchase price of approximately $40.0 million, or $3.80 per share, and warrants to purchase up to 1,578,946 shares of our common stock for an exercise price of $3.80 per share. The follow-on public offering in November 2003 consisted of the sale of 4,000,000 shares of our common stock for the aggregate purchase price of $38.0 million, or $9.50 per share. On April 23, 2004, we filed a universal shelf registration statement on Form S-3 with the SEC providing for the offering from time to time of up to $75,000,000 of our securities, which may consist of common stock, preferred stock, warrants, or debt securities. The shelf registration statement also includes up to 3,600,000 shares of our common stock to be offered by certain selling stockholders.

For the six months ended June 30, 2004, we used $12.8 million of cash for operations principally as a result of the net loss of $13.6 million partially offset by non-cash compensation expense of $205,000. We used approximately $10.6 million of cash for operations in the six months ended June 30, 2003.

For the six months ended June 30, 2004, we received $6.7 million of cash from investing activities, primarily due to the maturities of our short-term investment securities. For the six months ended June 30, 2003, we used $6.6 million of cash from investing activities, primarily due to the purchase of our short-term investment securities.

For the six months ended June 30, 2004, we received $41,000 from financing activities, primarily from the exercise of stock options and the issuance of common stock under our Employee Stock Purchase Plan. For the six months ended June 30, 2003, we received $84,000 from financing activities, primarily from the exercise of stock options.

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

Our actual future capital requirements will depend on many factors, including the following:

•	activities and payments in connection with obtaining licenses for or acquisition of products including, but not limited to, reacquiring rights in our existing products and technologies;

•	sales and marketing activities related to our approved products and product candidates;

•	the rate of progress of our research and development programs;

•	the results of our clinical trials and requirements to conduct additional clinical trials;

•	the time and expense necessary to obtain regulatory approvals;

•	our ability to establish and maintain collaborative relationships;

•	competitive, technological, market and other developments; and

•	the success of the commercialization of our products.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. In some cases, you can identify forward-looking statements by words like “may,” “will,” “should,” “could,” “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions. You should not rely on these forward-looking statements. These forward-looking statements are subject to substantial risks, uncertainties and assumptions. Some of the factors that could cause actual results to differ materially from the forward-looking statements are described under “Risk Factors” in this Report. These factors include, but are not limited to:

•	our ability to successfully develop, obtain regulatory approvals for and market our products;

•	our ability to generate and maintain sufficient cash resources to increase investment in our business;

•	the contribution to our results of new product launches;

•	the timing or results of pending or future clinical trials;

•	actions by the FDA and other regulatory agencies;

•	demand and market acceptance for our approved products; and

•	the effect of changing economic conditions.

If one or more of these risks or uncertainties materialize, or if any underlying assumptions proves incorrect, our actual results, performance or achievements may vary materially from future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update or revise any forward-looking statements to reflect future events or developments.

Factors that May Affect Results of Operations and Financial Condition.

Risks Related to Our Business

If we do not receive and maintain regulatory approvals for our product candidates, we, or our marketing partners, will not be able to commercialize our products, which would substantially impair our ability to generate revenues and materially harm our business and financial condition.

Only two of our product candidates have received regulatory approval from the FDA. In May 2004, the FDA approved our NDA for Vitrase for use as a spreading agent. In June 2004, we received FDA approval of the NDA for Istalol for the treatment of glaucoma. Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States. Many other countries including major European countries and Japan have similar requirements.

The regulatory approval process is extensive, time-consuming and costly, and there is no guarantee that the FDA will approve additional NDAs for our product candidates, or that the timing of any such approval will be appropriate for our product launch schedule and other business priorities, which are subject to change. We have submitted two NDAs which are currently pending before the FDA, one for Vitrase for the treatment of vitreous hemorrhage and one for Xibrom for the treatment of ocular inflammation, eye pain and photophobia.

Although we have received an approvable letter from the FDA with respect to our NDA for Vitrase for the treatment of vitreous hemorrhage, the FDA has requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. There can be no assurances that the FDA will approve this NDA for Vitrase, even if we decide to and are successfully able to undertake the further analysis and clinical testing requested by the FDA.

While we have received FDA approval of Vitrase for use as a spreading agent, we plan to file a supplemental NDA during the third quarter of 2004 for a lower concentration of 150 USP units/mL that we believe is optimal for this use. There can be no assurances that the FDA will approve this supplemental NDA or that the timing of any such approval will be consistent with our preparation for product launch. Failure to obtain approval of this supplemental NDA could adversely impact the commercial potential of Vitrase for use as a spreading agent.

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

FDA approval can be delayed, limited or not granted for many reasons, including, among others:

•	FDA officials may not find a product candidate safe or effective to merit an approval;

•	FDA officials may not find that the data from preclinical testing and clinical trials justifies approval, or they may require additional studies that would make it commercially unattractive to continue pursuit of approval;

•	the FDA might not approve the processes or facilities of our contract manufacturers or raw material suppliers or our manufacturing processes or facilities;

•	the FDA may change its approval policies or adopt new regulations; and

•	the FDA may approve a product candidate for indications that are narrow or under conditions that place our product at a competitive disadvantage, which may limit our sales and marketing activities or otherwise adversely impact the commercial potential of a product.

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

Even though we obtained FDA approval of the Vitrase NDA for use as a spreading agent, our ability to commercialize Vitrase for such use is dependent upon the terms of our collaboration with Allergan.

We have entered into a collaboration with Allergan, Inc. relating to Vitrase for ophthalmic uses for the posterior region of the eye. We are currently in active discussions with Allergan regarding Vitrase and our collaboration. If we are unable to reach a satisfactory agreement with Allergan, Allergan has informed us of its position that we need its authorization pursuant to our collaboration to market Vitrase on our own as a spreading agent, which Allergan asserts has not been provided. In addition, Allergan may be unwilling to pursue the marketing and commercialization of Vitrase for the posterior region of the eye or any final FDA approved labeling that does not meet its satisfaction. Any dispute regarding our rights or Allergan’s rights under our collaboration or otherwise would be costly, time-consuming and potentially delay or possibly prevent the launch of any approved Vitrase product.

If our product candidates are approved by the FDA but do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:

•	the price of our products relative to other therapies for the same or similar treatments;

•	the perception by patients, physicians and other members of the health care community of the effectiveness and safety of our products for their prescribed treatments;

•	our ability to fund our sales and marketing efforts; and

•	the effectiveness of our sales and marketing efforts.

In addition, our ability to market and promote our products will be restricted to the labels approved by the FDA. If the approved labels are restrictive, our sales and marketing efforts and market acceptance and the commercial potential of our products may be negatively affected. For example, should the market not widely accept Vitrase for usage based on the label of the approved NDA, we may have to await approval of additional indications in order to reach the full market potential for this drug.

If our products do not gain market acceptance, we may not be able to fund future operations, including the development or acquisition of new product candidates and/or our sales and marketing efforts for our approved products, which would cause our business to suffer.

If we are unable to sufficiently develop our sales, marketing and distribution capabilities and/or enter into agreements with third parties to perform these functions, we will not be able to commercialize products.

We currently are in the process of developing our sales, marketing and distribution capabilities. Although we have begun to expand our capabilities, our current resources in these areas are limited. In order to commercialize any products successfully, we must continue to develop substantial sales, marketing and distribution capabilities, and/or maintain our arrangements with Ventiv Health or establish other collaborations or other arrangements with third parties to perform these services. We do not have extensive experience in these areas, and we may not be able to establish adequate in-house sales, marketing and distribution capabilities or engage and effectively manage relationships with third parties to perform any or all of such services. To the extent that we enter into co-promotion, licensing or other third party arrangements, our product revenues and returns are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, whose efforts may not be successful.

If we fail to properly manage our anticipated growth, our business could suffer.

Rapid growth of our business is likely to place a significant strain on our managerial, operational and financial resources and systems. We have increased our full-time employee count from 42 as of January 1, 2004 to 57 as of June 30, 2004. To execute our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We will be dependent on our personnel and third parties to effectively manufacture, market, sell and distribute our products. We will also depend on our personnel and third parties to successfully develop and acquire new products. Further, our anticipated growth will place additional strain on our suppliers and manufacturers, resulting in increased need for us to carefully manage these relationships and monitor for quality assurance. Although we cannot assure you that we will, in fact, grow as we expect, if we fail to manage our growth effectively or to develop and expand a successful commercial infrastructure to support marketing and sales of our products, our business and financial results will be materially harmed.

We have not generated any revenue from product sales to date, we have a history of net losses and negative cash flow, and we may need to raise additional working capital.

We have not generated any revenue from product sales to date, and we may never generate revenues from product sales in the future. We have never been profitable, and we might never become profitable. As of June 30, 2004, our accumulated deficit was $161.2 million, including a net loss of approximately $25.2 million for the year ended December 31, 2003 and a net loss of $13.6 million for the six months ended June 30, 2004. As of June 30, 2004, we had approximately $35.5 million in cash and cash equivalents and short-term investments and working capital of $31.3 million. We believe our current cash and cash equivalents and short-term investments on hand will be sufficient to finance anticipated capital and operating requirements for at least the next twelve months. We anticipate, however, that our operating expenses will substantially increase from historical levels as we expand our commercial infrastructure to launch our approved products. If we are unable to generate sufficient product revenues, we may be required to raise additional capital in the future through collaborative agreements, private investment in public equity financings, and various other public or private equity or debt financings. If we are required to raise additional capital in the future there can be no assurance that the additional financing will be available on favorable terms, or at all.

We may be unable to execute our strategic plan to transition to a commercial-stage company, which could have a material adverse impact on our business and financial condition.

Our strategy to transition to a commercial-stage company will be dependent upon our ability to gain additional regulatory approvals for our product candidates and market acceptance for our approved products, build a commercial infrastructure to support multiple product launches, conduct business development efforts to further expand our late-stage product pipeline, and pursue opportunistic acquisitions of or licenses for marketed products.

We have limited sales, marketing and distribution capabilities to support the marketing of any products, and we do not have experience in managing third-party manufacturers of any products in commercial quantities. In addition, if we acquire or obtain licenses for late-stage development products, our ability to successfully commercialize such products will also be dependent on our ability to successfully complete development of such products, including obtaining the necessary regulatory approvals. For example, we have obtained a license for U.S. marketing rights to Xibrom from Senju, and we have obtained a license for worldwide rights to Caprogel from the Eastern Virginia Medical School. We are also responsible for the development of both Xibrom and Caprogel.

We may not be able to identify any product acquisition opportunities or be successful in negotiating favorable terms for any such product acquisitions. Should we be successful in acquiring or licensing any products, we will need to enhance our sales, marketing, distribution and manufacturing capabilities, each of which will require substantial financial and management resources. Our failure to establish effective sales, marketing, distribution and manufacturing capabilities on a timely basis would adversely affect our ability to commercialize our products, including any acquired products. If we are unable to execute our strategic plan to transition to a commercial-stage company on a timely basis, our ability to generate revenues would be substantially impaired which would materially harm our business and financial condition.

If we have problems with our contract manufacturers, our product development and commercialization efforts could be delayed or stopped.

We entered into a master services agreement with R.P. Scherer West, Inc., which was subsequently acquired by Cardinal Health, Inc., for the manufacture of commercial quantities of Vitrase. We also intend to use a contract manufacturer to assist us in the development and manufacture of the new package configuration of Vitrase. We also have entered into a manufacturing services agreement with Bausch & Lomb Incorporated for the manufacture of commercial quantities of Istalol and, if approved, Xibrom. To date, we have needed these products only in amounts sufficient for clinical trials. Before any contract manufacturer can produce commercial quantities of a product, we must demonstrate to the FDA’s satisfaction that the product source for commercial quantities is substantially equivalent to the supply of the product used in our clinical trials. Such demonstration may include the requirement to conduct additional clinical trials. In addition, the manufacturing facilities of all of our contract manufacturers must comply with current Good Manufacturing Practice regulations, which the FDA strictly enforces. Moreover, the facilities of the contract manufacturer must undergo and pass pre-approval inspections by the FDA before any of our products can be approved for commercial manufacture and, once approved, such facilities must maintain their compliance and good standing with regulatory authorities. We cannot assure you that R.P. Scherer West, Bausch & Lomb, or any other manufacturer we may contract with in the future will be able, as applicable, to develop processes necessary to produce substantially equivalent product that regulatory authorities will approve them as a manufacturer or that such facilities, once approved, will maintain their compliance and good standing with regulatory authorities. Failure to achieve or maintain any of the foregoing could delay or stop our efforts to develop our product candidates and commercialize our products.

Our marketing partners may terminate, or fail to perform their duties under, our agreements, in which case our ability to commercialize our products may be significantly impaired.

We have entered into collaborations with Senju relating to Istalol and Xibrom and Allergan and Otsuka Pharmaceuticals relating to Vitrase for ophthalmic uses for the posterior region of the eye. We are currently dependent on Allergan for the commercialization of Vitrase for any such uses worldwide, except for Japan. We depend on Otsuka for obtaining regulatory approval of Vitrase for any such uses in Japan, and if such approval is obtained, we will be dependent upon Otsuka for the commercialization of Vitrase for such approved uses in Japan. The amount and timing of resources that Allergan, Otsuka, and Senju dedicate to our collaborations is not within our control. Accordingly, any breach or termination of our agreements by, or disagreements with, these collaborators could delay or stop the development and/or commercialization of our product candidates, or adversely impact our receipt of milestone payments, profit splits, royalties, and other consideration from these collaborations. Our collaborative partners may change their strategic focus, terminate our agreements on relatively short notice, or pursue alternative technologies. Although our agreements with Allergan, Otsuka and Senju contain reciprocal terms providing that neither we nor they may develop products that directly compete in the same form with the products involved in the collaboration, there can be no assurances that our collaborators will not develop competing products in different forms or products that compete indirectly with our products. Accordingly, unfavorable developments relating to our strategic partners could have a significant adverse effect on us and our financial condition. See also the Risk Factor entitled “Even though we obtained FDA approval of the Vitrase NDA for use as a spreading agent, our ability to commercialize Vitrase for such use is dependent upon the terms of our collaboration with Allergan.”

If we have problems with our sole source suppliers, our product development and commercialization efforts for our product candidates could be delayed or stopped.

Some materials used in our products are currently obtained from a single source. Biozyme Laboratories, Ltd. is currently our only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase. Commercial quantities of Vitrase will be supplied by R.V. Scherer West as the sole source manufacturer. Both Istalol and, if approved, Xibrom will be supplied by Bausch & Lomb.

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

We depend on our Chief Executive Officer, Vicente Anido, Jr., Ph.D., and other key personnel, to execute our strategic plan to transition to a commercial-stage company.

Our success largely depends on the skills, experience and efforts of our key personnel, including Chief Executive Officer, Vicente Anido, Jr., Ph.D. We have entered into a written employment agreement with Dr. Anido that can be terminated at any time by us or by Dr. Anido. In the event Dr. Anido’s employment is terminated, other than for cause or voluntarily by Dr. Anido, Dr. Anido will receive nine months of salary as severance compensation. In the event Dr. Anido’s employment is terminated after a change of control, other than for cause or voluntarily by Dr. Anido, then Dr. Anido’s stock options will immediately vest and become exercisable in full, and Dr. Anido will receive twenty-four months of salary as severance compensation. We do not maintain “key person” life insurance policies covering Dr. Anido. The loss of Dr. Anido, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

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

Our suppliers and manufacturers are subject to regulation by the FDA and other agencies, and if they do not meet their commitments, we would have to find substitute suppliers or manufacturers, which could delay or prevent the supply of our products to market.

Regulatory requirements applicable to pharmaceutical products make the substitution of suppliers and manufacturers costly and time consuming. We have no internal manufacturing capabilities and are, and expect to be in the future, entirely dependent on contract manufacturers and suppliers for the manufacture of our products and for their active and other ingredients. The disqualification of these suppliers through their failure to comply with regulatory requirements could negatively impact our business because the delays and costs in obtaining and qualifying alternate suppliers (if such alternative suppliers are available, which we cannot assure) could delay clinical trials or otherwise inhibit our ability to bring approved products to market or could result in a delay or disruption in the manufacture, marketing or sales of our products, which would have a material adverse affect on our business and financial condition.

We may be required to initiate or defend against legal proceedings related to intellectual property rights, which may result in substantial expense, delay and/or cessation of our development and commercialization of our products.

We rely on patents to protect our intellectual property rights. The strength of this protection, however, is uncertain. For example, it is not certain that:

•	our patents and pending patent applications cover products and/or technology that we invented first;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate our technologies;

•	any of our pending patent applications will result in issued patents; and

•	any of our issued patents, or pending patent applications that result in issued patents, will be held valid and infringed in the event the patents are asserted against others.

We currently own or license 25 U.S. and foreign patents and 49 U.S. and foreign pending patent applications. There can be no assurance that our existing patents, or any patents issued to us as a result of such applications, will provide a basis for commercially viable products, will provide us with any competitive advantages, or will not face third-party challenges or be the subject of further proceedings limiting their scope or enforceability. We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. In addition, costly litigation could be necessary to protect our patent position. We license patents held by the Eastern Virginia Medical School for Caprogel and Senju for Istalol and Xibrom. Some of these license agreements do not permit us to control the prosecution, maintenance, protection and defense of such patents. If the licensor chooses not to protect its own patent rights, we may not be able to take actions to secure our related product marketing rights. In addition, if such patent licenses are terminated before the expiration of the licensed patents, we may no longer be able to continue to manufacture and sell such products as may be covered by the patents.

We also rely on trademarks to protect the names of our products. These trademarks may be challenged by others. If we enforce our trademarks against third parties, such enforcement proceedings may be expensive. We have exclusively licensed the trademark Vitrase to Allergan under our collaboration agreement. Some of our other trademarks, including Caprogel and Xibrom, are owned by or assignable to our licensors Eastern Virginia Medical School and Senju, and upon expiration or termination of the license agreements, we may no longer be able to use these trademarks.

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

Third-party payers are increasingly attempting to limit both the coverage and the level of reimbursement of new drug products to contain costs. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third-party payers may not establish adequate levels of reimbursement for any of our approved products or products we develop or acquire in the future, which could limit their market acceptance and result in a material adverse effect on our financial condition.

The rising cost of healthcare and related pharmaceutical product pricing has lead to cost-containment pressures that could cause us to sell our products at lower prices, resulting in less revenue to us.

Any of our products that have been or in the future are approved by the FDA may be purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of such organizations, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products. Furthermore, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could negatively and materially impact our revenues and financial condition. We anticipate that we will encounter similar regulatory and legislative issues in most other countries outside the United States.

We face intense competition and rapid technological change that could result in the development of products by others that are superior to the products we are developing.

We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors may include Allergan, Alcon Laboratories, Inc., Bausch & Lomb, Novartis AG, Pfizer, Inc. and Eli Lilly and Company. These competitors may develop technologies and products that are more effective or less costly than our current or future products or product candidates or that could render our technologies, products and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. Many of our competitors also have more resources committed to and expertise in effectively commercializing, marketing, and promoting products approved by the FDA, including communicating the effectiveness, safety and value of the products to actual and prospective customers and medical professionals. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

We are exposed to product liability claims, and insurance against these claims may not be available to us on reasonable terms or at all.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims by consumers and other third parties. As we begin to commercialize, market, and promote our approved products, like Vitrase for use as a spreading agent and Istalol, we may be subject to various product liability claims. In addition, we may in the future recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. We cannot assure you that we will not experience material losses due to product liability claims, product recalls or corrections. These events, among others, could result in additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling that could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market. Furthermore, any adverse publicity associated with such an event could cause consumers to seek alternatives to our products, which may cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the event.

We currently maintain sold products and clinical trial liability insurance with per occurrence and aggregate coverage limits of $10 million. The coverage limits of our insurance policies may be inadequate to protect us from any liabilities we might incur in connection with clinical trials or the sale of our products. Product liability insurance is expensive and in the future may not be available on commercially acceptable terms, or at all. A successful claim or claims brought against us in excess of our insurance coverage could materially harm our business and financial condition.

Risks Related to Our Stock

Our stock price is subject to significant volatility.

Since 2001 until the present, the daily closing price per share of our common stock has ranged from a high of $133.75 per share to a low of $2.60 per share, as adjusted for the 1-for-10 reverse stock split effected November 2002. Our stock price has been and may continue to be subject to significant volatility. The following factors, in addition to other risks and uncertainties described in this section may cause the market price of our common stock to fall:

•	the scope, outcome and timeliness of any governmental, court or other regulatory action that may involve us, including, without limitation, the scope, outcome or timeliness of any inspection or other action of the FDA;

•	market acceptance and demand for our approved products;

•	the availability to us, on commercially reasonable terms or at all, of third-party sourced products and materials;

•	timely and successful implementation of our strategic initiatives, including the expansion of our commercial infrastructure to support the marketing and sale of our products;

•	developments concerning proprietary rights, including the ability of third parties to assert patents or other intellectual property rights against us which, among other things, could cause a delay or disruption in the development, manufacture, marketing or sale of our products;

•	competitors’ publicity regarding actual or potential products under development or new commercial products, and the impact of competitive products and pricing;

•	period-to-period fluctuations in our financial results;

•	public concern as to the safety of new technologies;

•	future sales of debt or equity securities by us;

•	sales of our securities by our directors, officers or significant shareholders;

•	comments made by securities analysts; or

•	economic and other external factors, including disasters and other crises.

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

The average daily trading volume in our common stock for the twelve-month period ended June 30, 2004 was approximately 57,041 shares, and the average daily number of transactions was approximately 133 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Future sales of shares of our common stock may negatively affect our stock price.

As a result of our bridge financing in September 2002, our PIPE financing transaction in November 2002, and our follow-on public offering in November 2003, we issued approximately 15.6 million shares of our common stock. The shares of common stock issued in connection with these transactions represents approximately 89% of our common stock as of June 30, 2004. In connection with our bridge financing and our PIPE financing transaction, we also issued warrants exercisable for the purchase of up to an aggregate of 1,842,104 shares of our common stock based upon a purchase price of $3.80 per share. We filed a registration statement on Form S-3 (Registration No. 333-103820), which was declared effective on June 6, 2003, to cover sales of the shares issued to the PIPE investors and issuable to the PIPE and bridge investors upon conversion of the warrants. The exercise of these warrants could result in significant dilution to our shareholders at the time of exercise. We also filed a registration statement on Form S-2 (Registration No. 333-109576) in connection with our follow-on public offering, which was declared effective on November 12, 2003, in which we issued and sold 4,000,000 shares of our common stock. On April 23, 2004 we filed a universal shelf registration statement on Form S-3 (Registration No. 333-114815) with the Securities and Exchange Commission providing for the offering from time to time of up to $75,000,000 of our securities, which may consist of common stock, preferred stock, warrants, or debt securities. This registration statement also includes up to 3,600,000 shares of our common stock to be offered by certain selling stockholders.

In the future, we may issue additional shares of common stock or other equity securities, including but not limited to options, warrants or other derivative securities convertible into our common stock, which could result in significant dilution to our shareholders.

Concentration of ownership and contractual board rights could delay or prevent a change in control or otherwise influence or control most matters submitted to our stockholders and will be able to exert control over us and our significant corporate decisions.

Our directors, officers, and principal stockholders together control approximately 64.9% of our voting securities, a concentration of ownership that could delay or prevent a change in control. Our executive officers and directors beneficially own approximately 4.8% of our voting securities and our 5% or greater stockholders beneficially own approximately 60.1% of our voting securities. We are obligated to include a representative of each of Allergan and Investor Growth Capital as a nominee for election to the Board of Directors, and Sprout Capital has the right to designate two such nominees. These stockholders, if acting together, would be able to influence and possibly control most matters submitted for approval by our stockholders, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2003 and for the three months of 2004 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of June 30, 2004, we have not used derivative instruments or engaged in hedging activities.

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

I tem 4 Disclosure Controls and Procedures

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

Item 4 Submission of Matters to a Vote of Security Holders

No matters were voted upon during the second quarter of 2004.

Item 5 Other Information

In July, Dean Mitchell and Rolf Classon joined our Board of Directors and Richard C. Williams, our lead independent director and Chairman of our Audit Committee, was named Chairman of our Board of Directors. Messrs. Mitchell and Classon filled the vacancies left by the resignations of Robert G. McNeil, Ph.D., the former Chairman of our Board of Directors and the Sanderling Ventures representative on our Board of Directors, and Jeffrey L. Edwards, the Allergan representative on our Board of Directors. Mr. Mitchell is currently the Vice President, Strategy at Bristol-Myers Squibb, and Mr. Classon is the recently retired Chairman of Bayer HealthCare. Upon the resignation of Dr. McNeil, Sanderling Ventures agreed to irrevocably waive its contractual right to appoint a representative to our Board of Directors.

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index

(b) Reports on Form 8-K

On April 23, 2004, we filed a Form 8-K attaching a press release relating to the Registrant’s financial results for the quarter ended March 31, 2004.

On May 26, 2004, we filed a Form 8-K attaching a press release announcing that the Registrant filed with the U.S. Food and Drug Administration its New Drug Application for Xibrom ™ (bromfenac sodium ophthalmic solution) 0.1%.

On June 9, 2004, we filed a Form 8-K attaching a press release announcing that the U.S. Food and Drug Administration approved the New Drug Application for Istalol™, a once-a-day liquid formulation of timolol, for the treatment of glaucoma.

On June 21, 2004, we filed a Form 8-K attaching a press release announcing that the Registrant had entered into an Amended and Restated Supply Agreement (the “Supply Agreement”) and a Technology License Agreement (the “License Agreement”) with Biozyme Laboratories Ltd. (“Biozyme”), a wholly-owned subsidiary of Theratase plc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on this 20th day of July 2004.

ISTA PHARMACEUTICALS, INC.
(Registrant)

/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer,
Chief Accounting Officer and
Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Amendment No. 1 to Employee Stock Purchase Plan of ISTA Pharmaceuticals, Inc.

31.1	President and Chief Executive Officer’s Certification, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development’s Certification, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	President and Chief Executive Officer’s Certification, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development’s Certification, as required by Section 906 of the Sarbanes-Oxley Act of 2002