Form 10-Q
period 2004-09-30
ISTA PHARMACEUTICALS INC
filed 2004-11-12
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 000-31255

ISTA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0511729
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15295 ALTON PARKWAY, IRVINE, CA 92618

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of October 22, 2004 was 19,307,234.

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$11,336	$16,988
Short-term investments	31,444	31,475
Accounts receivable, net	2,120	—
Inventory, net	1,715	—
Other current assets	944	1,035

Total current assets	47,559	49,498
Property and equipment, net	400	649
Deposits and other assets	309	35

Total Assets	$48,268	$50,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,435	$2,072
Accrued compensation and related expenses	1,266	699
Accrued expenses — clinical trials	308	476
Other liabilities	6,866	—
Other accrued expenses	4,465	2,058

Total current liabilities	15,340	5,305
Deferred rent	2	9
Deferred income	4,236	4,444
Long-term liabilities	3,866	—
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized at September 30, 2004 and December 31, 2003; 19,307,234 and 17,375,439 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	19	17
Additional paid in capital	203,523	188,621
Deferred compensation	(243)	(547)
Accumulated other comprehensive income	(70)	(28)
Deficit accumulated	(178,405)	(147,639)

Total stockholders’ equity	24,824	40,424

Total Liabilities and Stockholders’ Equity	$48,268	$50,182

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Product sales, net	$1,784	$—	$1,784	$—
License revenue	69	69	208	208

Total revenue	1,853	69	1,992	208
Cost of products sold	639	—	639	—

Gross profit margin	1,214	69	1,353	208
Operating expenses:
Research and development	3,502	4,403	12,091	11,753
Selling, general and administrative	15,081	1,794	20,461	6,146

Total operating expenses	18,583	6,197	32,552	17,899

Loss from operations	(17,369)	(6,128)	(31,199)	(17,691)
Interest income	156	66	436	275
Interest expense	(1)	—	(3)	(6)

Net loss attributable to common stockholders	$(17,214)	$(6,062)	$(30,766)	$(17,422)

Net loss per common share, basic and diluted	$(0.93)	$(0.46)	$(1.73)	$(1.31)

Shares used in computing net loss per common share, basic and diluted	18,519	13,322	17,810	13,304

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating Activities
Net loss attributable to common stockholders	$(30,766)	$(17,422)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Amortization of Stock-based compensation	623	765
Amortization of financing costs	(331)	—
Amortization of fair value of warrant discount and related accrued interest	—	(9)
Depreciation and amortization	181	257
Transfer of equipment for technology	214	—
Deferred rent	(7)	1
Deferred income	(208)	(208)
Changes in operating assets and liabilities:
Other current assets	91	(138)
Accounts Receivable, net	(2,120)	—
Inventory, net	(1,715)	—
Accounts payable	363	1,270
Accrued compensation and related expenses	567	(543)
Accrued expenses - clinical trials and other accrued expenses	2,239	(482)
Other liabilities	10,732	—

Net cash used in operating activities	(20,137)	(16,509)

Investing Activities
Purchase of marketable investment securities	(10,362)	(10,983)
Sale of marketable investment securities	10,352	4,822
Purchase of equipment	(146)	(88)
Deposits and other assets	(274)	—

Net cash used in investing activities	(430)	(6,249)

Financing Activities
Proceeds from exercise of stock options	121	172
Proceeds from issuance of common stock	14,793	—

Net cash provided by financing activities	14,914	172
Effect of exchange rate changes on cash	1	2

Decrease in cash and cash equivalents	(5,652)	(22,584)
Cash and cash equivalents at beginning of period	16,988	32,257

Cash and cash equivalents at end of period	$11,336	$9,673

ISTA Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2004

1. The Company

ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) is a specialty pharmaceutical company focused on the commercialization and development of unique and uniquely improved products for serious conditions of the eye. ISTA recently commercially launched in the United States its first product, Istalol™ (0.5% timolol maleate ophthalmic solution) for the treatment of glaucoma, and is currently preparing to commercially launch in the United States its second product, Vitrase® (hyaluronidase for injection; lyophilized ovine) for use as a spreading agent. In addition, ISTA has two New Drug Applications, or NDAs, on file with the U.S. Food and Drug Administration, or FDA, which are Vitrase for the treatment of vitreous hemorrhage and Xibrom™ (0.1% bromfenac sodium ophthalmic solution) for the treatment of ocular inflammation, eye pain and photophobia following cataract surgery.

As of September 30, 2004, ISTA had approximately $42.8 million in cash and cash equivalents and short-term investments. ISTA incurred a net loss of $30.8 million for the nine months ended September 30, 2004 and had an accumulated deficit of $178.4 million at September 30, 2004. The ability of ISTA to continue as a going concern is dependent upon its ability to obtain additional capital and achieve profitable operations. ISTA’s ability to attain profitable operations is dependent upon the successful development of its products, approval by the FDA of its products, achieving market acceptance of such approved products and achievement of sufficient levels of revenue to support ISTA’s cost structure and growth.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company has eliminated all intercompany accounts and transactions in consolidation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K, for the year ended December 31, 2003.

3. Revenue Recognition

The Company recognizes revenue consistent with the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

Product Revenue. The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and the Company is reasonably assured of collecting the resulting receivable. The Company recognizes product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. The Company is obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. The Company authorizes returns for damaged products and exchanges for expired products in accordance with its return goods policy and procedures, and had established reserves for such amounts at the time of sale. To date the Company has not experienced any returns of damaged or expired product.

License Revenue. In December 2001, the Company began a collaboration with Otsuka Pharmaceutical Co., Ltd. under which Otsuka will be responsible for all clinical development, regulatory approvals, sales and marketing activities for Vitrase for ophthalmic uses in the posterior segment of the eye, in Japan. The Company’s principal sources of revenue from this collaboration and the commercialization of Vitrase will be the license fee received in December 2001, which is being amortized over the Company’s continuing involvement with Otsuka, milestone payments and product sales received from Otsuka. To date, the Company has not earned this milestone payment from Otsuka and it cannot guarantee that it will receive this milestone payment in the future. Under the terms of the collaboration, the Company is responsible for the manufacture of Vitrase and supplying all of Otsuka’s requirements for Vitrase.

4. Inventory

Inventory at September 30, 2004 consisted of $93,000 of raw materials, $1.0 million of finished goods and $622,000 of in transit inventory. The Company had no inventory at September 30, 2003. The Company obtained FDA approval for Vitrase in May 2004 and Istalol in June 2004. Inventory relates to both Istalol, for the treatment of glaucoma and Vitrase, 6,200 USP units multi-purpose vial, for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs.

5. Comprehensive Income (Loss)

Statement of Financial Accounting Standard, or SFAS, No. 130, “Reporting Comprehensive Income”, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the nine-month period ended September 30, 2004 and 2003 was $30,808,000 and $16,870,000, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

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

	Nine Months Ended
	September 30, 2004	September 30, 2003
Net loss attributable to common stockholders, as reported	$(30,766)	$(17,422)
Add: Stock-based employee compensation expense included in net loss attributable to common shareholders	358	765
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,632)	(1,053)

Pro forma net loss	$(32,040)	$(17,710)

Net loss per share, basic and diluted, as reported	$(1.73)	$(1.31)

Pro forma net loss per share, basic and diluted	$(1.80)	$(1.33)

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

Overview

We are a specialty pharmaceutical company focused on the commercialization and development of unique and uniquely improved products for serious conditions of the eye. We recently commercially launched in the United States our first product, Istalol for the treatment of glaucoma, and are currently preparing to commercially launch in the United States our second product, Vitrase for use as a spreading agent. In addition, we have two NDAs on file with the FDA, which are for Vitrase for the treatment of vitreous hemorrhage and Xibrom for the treatment of ocular inflammation, eye pain and photophobia following cataract surgery.

We continue to build our commercial capabilities, including a targeted salesforce, to distribute and market our currently approved products. We estimate that approximately 10,000 ophthalmologists write the majority of the prescriptions for serious conditions of the eye, and we believe that a targeted salesforce of 50 to 100 representatives can successfully reach this physician population. We hired four regional sales managers, and entered into a multi-year service agreement with Ventiv Health, Inc. under which they have provide us with a dedicated nationwide specialty salesforce, which has promoted our products exclusively. Under the terms of our agreement, Ventiv Health will provide full-time sales representatives selected by and reporting to our senior sales and marketing management team. Ventiv Health has granted us the right to hire these sales representatives for a nominal fee. We intend to leverage our commercial capabilities for our other late-stage product candidates and additional products we may develop or acquire in the future.

We believe that the prescription market in the United States for ophthalmic pharmaceutical products represents a significant and growing market. According to industry sources, this market had annual sales in 2003 of approximately $2.8 billion and a historic growth rate of over 12% per year.

Our Products and Pipeline

Istalol

Istalol™ is a once-a-day, eye drop solution of timolol, a beta-blocking agent for the treatment of glaucoma. We received FDA approval of Istalol in June 2004 and launched Istalol in the United States during the third quarter of 2004. In October 2004, the FDA determined that Istalol is not therapeutically equivalent (“bioequivalent”) to other commercially available timolol maleate solutions and granted Istalol a “BT” rating, which means that prescriptions for Istalol cannot be substituted legally at pharmacies with generic timolol maleate products. Our ability to secure the benefit of the Istalol “BT” rating depends on a variety of factors, some of which are beyond our control, including, among others, the timing, content and outcome of actions and decisions by the FDA and other regulatory authorities regarding Istalol’s “BT” rating and its affect on third party products.

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

Vitrase

Vitrase® is a highly purified, proprietary formulation of ovine hyaluronidase. In May 2004, the FDA approved our NDA for Vitrase, in a 6,200 USP units multi-purpose vial, for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs. During the third quarter of 2004, we filed a supplemental NDA for Vitrase for use as a spreading agent in a smaller vial size. We believe the smaller vial size will be more convenient and cost effective for use as a spreading agent.

In October 2004, the FDA informed us that Vitrase (hyaluronidase for injection; lyophilized, ovine) for use as a spreading agent to facilitate the dispersion and absorption of other drugs was entitled to five-year new chemical entity market exclusivity pursuant to the Federal Food, Drug and Cosmetic Act. The FDA indicated that Vitrase’s new chemical entity exclusivity would bar submission to FDA of certain third party 505(b)(2) NDAs and Abbreviated New Drug Applications, or

ANDAs, for drugs containing the same active moiety as Vitrase. The submission bar would be for five years from Vitrase’s approval date (i.e., May 5, 2004) or for four years in the case of patent challenges. The FDA also said that Vitrase’s new chemical entity exclusivity is not a prohibition on FDA’s review and approval of any 505(b)(2) NDA or ANDA that was submitted to the agency before Vitrase was granted five-year exclusivity. Our ability to secure the benefit of the Vitrase market exclusivity depends on a variety of factors, some of which are beyond our control, including, among others, the timing, content and outcome of actions and decisions by the FDA and other regulatory authorities regarding third party products and the impact and scope of the Vitrase market exclusivity and its affect on third party products.

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

Xibrom

Xibrom™ is a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation, eye pain and photophobia following cataract surgery. Senju launched this product in Japan in 2000. We acquired U.S. marketing rights for Xibrom under a license agreement with Senju. We completed two pivotal Phase III clinical studies of Xibrom in the United States and submitted a NDA in May 2004, which was accepted by the FDA in July 2004. The FDA has granted a Prescription Drug User Fee Act, or PDUFA, action date in late March 2005. In these studies, a statistically significant proportion of patients treated with Xibrom achieved treatment success, defined as the complete absence of ocular inflammation, compared to those patients who received placebo.

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

Company Information

We incorporated in California in February 1992 as Advanced Corneal Systems, Inc. In March 2000, we changed our name to ISTA Pharmaceuticals, Inc., and we reincorporated in Delaware in August 2000. Our corporate headquarters are located at 15295 Alton Parkway, Irvine, CA 92618, and our telephone number is (949) 788-6000.

We have incurred losses since inception and had an accumulated deficit of $178.4 million through September 30, 2004. Our losses have resulted primarily from research and development activities, including clinical trials, general and administrative expenses and a deemed dividend to our preferred shareholders. We expect to continue to incur operating losses for the foreseeable future as we continue to conduct research, development and clinical testing activities, to seek regulatory approval for our product candidates, and to launch our approved products.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in the accompanying Notes to Consolidated Financial Statements. Included within these policies are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition.

We believe that the critical accounting policies that most impact the consolidated financial statements are as described below.

Revenue Recognition

Product Revenue. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. If actual future payments for allowances for discounts, returns, rebates and chargebacks exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established reserves for such amounts at the time of sale. Although we only recently launched our first marketed product in July 2004, to date we have not experienced any returns of damaged or expired product.

License Revenue. We recognize revenue consistent with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless the amounts received are creditable against royalties or we have ongoing performance obligations. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

Inventories

Inventory at September 30, 2004 consisted of $93,000 of raw materials, $1.0 million of finished goods and $622,000 of in transit inventory. The Company had no inventory at September 30, 2003. We obtained FDA approval for Vitrase in May 2004 and Istalol in June 2004. Inventory relates to both Istalol, for the treatment of glaucoma and Vitrase, 6,200 USP units multi-purpose vial, for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs. Inventories are recorded at standard cost.

Income Taxes

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

Results of Operations

The following discussion of our results of operations generally reflects our transition to a commercial-stage company with a primary focus on ophthalmology.

Three Months Ended September 30, 2004 and 2003

Revenue & Cost of Sales. During July 2004, we launched our first commercial product, Istalol, a once-a-day, eye drop solution of timolol, a beta-blocking agent for the treatment of glaucoma. Sales of Istalol generated net product sales of $1.8 million for the three months ended September 30, 2004. Cost of sales were $639,000 with a gross profit margin of 64% for the three months ended September 30, 2004. There were no product sales during 2003. We recognize product sales upon receipt by the customer and record reserves based upon an estimate of returns and allowances. As a result of the launch of Istalol in July 2004, fixed distribution expenses accounted for a higher proportion of net sales in the third quarter of 2004 than we would anticipate for the product over a twelve month period from launch. During the first eight weeks of the launch of Istalol, we made more than 8,000 sales calls and left over 100,000 free samples. We believe the significant number of free samples left during the launch of Istalol limited Istalol prescription activity during the third quarter of 2004. We expect Istalol prescription activity to increase during future periods as physicians continue to distribute launch samples and exhaust outstanding sample supplies. In addition to product sales, we reported other revenue of $69,000 for both the third quarter of 2004 and the third quarter of 2003, which is attributable to the recognition of the license fee payment received from Otsuka Pharmaceutical Co., Ltd. in December 2001 in connection with the license for Vitrase in Japan.

Research and development expenses. Research and development expenses for the three months ended September 30, 2004 were $3.5 million compared to $4.4 million for the three months ended September 30, 2003. Our research and development expenses have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial manufacturing capabilities for Vitrase, Istalol and Xibrom. Research and development expenses decreased by $900,000 during the three months ended September 30, 2004 as compared to the third quarter of 2003. This decrease is attributable to a $1.9 million reduction in research and development expenses (primarily as a result of obtaining FDA approval for Vitrase and Istalol, which resulted in the capitalization of various amounts into commercial inventory and the completion of the Xibrom Phase III clinical study) for the third quarter of 2004 as compared to the prior period, offset by a $1.0 million milestone payment to Senju recorded in the third quarter of 2004 upon first commercialization of Istalol. The milestone payment is payable to Senju during the fourth quarter of 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses were $15.1 million for the three months ended September 30, 2004 compared to $1.8 million for the three months ended September 30, 2003. Selling, general and administrative expenses increased by $13.3 million in the third quarter of 2004 as compared to the third quarter of 2003. Of this $13.3 million increase, $1.9 million relates to sales and marketing expenses associated with the commercial launch of our approved products, $1.4 million is due to increases in headcount, consultant costs, bonus accruals and other general corporate expenses principally related to Board fees and compensation accruals and the remainder is attributable to a one-time $10.0 million payment to Allergan, Inc. During the third quarter of 2004, a one-time payment of $10.0 million was recorded upon entering an agreement with Allergan pursuant to which we have reacquired all rights to market and sell Vitrase for all uses in the United States and many other markets worldwide. Allergan retains an option to commercialize Vitrase for the posterior segment of the eye in Europe. With respect to the $10.0 million payment, we have paid Allergan $6.5 million and the remainder is payable subject to our completion of qualified financing.

Interest income. Interest income was $156,000 for the three months ended September 30, 2004 compared to $66,000 for the three months ended September 30, 2003. The increase in interest income was primarily attributable to higher cash balances following our equity financing of $14.5 million in net proceeds completed during the third quarter of 2004.

Interest expense. Interest expense was $1,000 for the three months ended September 30, 2004. There was no interest expense recorded for the three months ended September 30, 2003. Interest expense for the three month period ended September 30, 2004 was attributable to the interest paid on the financing of our directors’ and officers’ insurance premiums.

Nine Months Ended September 30, 2004 and 2003

Revenue & Cost of Sales. During July 2004, we launched our first commercial product, Istalol, a once-a-day, eye drop solution of timolol, a beta-blocking agent for the treatment of glaucoma. Sales of Istalol generated net product sales of $1.8 million for the nine months ended September 30, 2004. Cost of sales were $639,000 with a gross profit margin of 64% for the nine months ended September 30, 2004. There were no product sales during 2003. We recognize product sales upon receipt by customer and record reserves based upon an estimate of returns and allowances. As a result of the launch of Istalol in July 2004, fixed distribution expenses accounted for a higher proportion of net sales in the third quarter of 2004 than we would anticipate for the product over a twelve month period from launch. During the launch of Istalol, we made more than 8,000 sales calls and left over 100,000 free samples. We believe the significant number of free samples left during the launch of Istalol limited Istalol prescription activity during the third quarter of 2004. We expect Istalol prescription activity to increase during future periods as physicians continue to distribute launch samples and exhaust outstanding supplies. In addition to product sales, we reported other revenue of $208,000 for both the nine months ended September 30, 2004 and the nine months ended September 30, 2003, which is attributable to the recognition of the license fee payment received from Otsuka Pharmaceutical Co., Ltd. in December 2001 in connection with the license for Vitrase in Japan.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2004 were $12.1 million compared to $11.8 million for the nine months ended September 30, 2003. Our research and development expenses have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial manufacturing capabilities for Vitrase, Istalol and Xibrom. Research and development expenses increased by $300,000 during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This increase is attributable to a $700,000 reduction in research and development expenses (primarily as a result of obtaining FDA approval for Vitrase and Istalol, which resulted in the capitalization of various amounts into commercial inventory and the completion of the Xibrom Phase III clinical study) for the nine months ended September 30, 2004 as compared to the prior period, offset by a $1.0 million milestone payment to Senju recorded in the third quarter of 2004 upon first commercialization of Istalol. The milestone payment is payable to Senju during the fourth quarter of 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses were $20.5 million for the nine months ended September 30, 2004 compared to $6.1 million for the nine months ended September 30, 2003. Selling, general and administrative expenses increased by $14.4 million during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2004. Of this $14.4 million increase, $1.9 million relates to sales and marketing expenses associated with the commercial launch of our approved products, $2.5 million is due to increases in headcount, consultant costs, bonus accruals and other general corporate expenses principally related to Board fees and compensation accruals and the remainder is attributable to a one-time $10.0 million payment to Allergan. During the third quarter of 2004, a one-time payment of $10.0 million was recorded upon entering an agreement with Allergan, Inc. pursuant to which we have reacquired all rights to market and sell Vitrase for all uses in the United States and many other markets worldwide. Allergan retains an option to commercialize Vitrase for the posterior segment of the eye in Europe. With respect to the $10.0 million payment, we have paid Allergan $6.5 million and the remainder is payable subject to our completion of qualified financing.

Interest income. Interest income was $436,000 for the nine months ended September 30, 2004 compared to $275,000 for the nine months ended September 30, 2003. The increase in interest income was primarily attributable to higher cash balances following our equity financing of $14.5 million in net proceeds completed during the third quarter of 2004.

Interest expense. Interest expense was $3,000 for the nine months ended September 30, 2004 compared to $6,000 for the nine months ended September 30, 2003. The interest expense was primarily attributable to the financing of our directors’ and officers’ insurance premiums during both the nine months ended September 30, 2004 and 2003.

Liquidity and Capital Resources

As of September 30, 2004, we had approximately $42.8 million in cash and equivalents and short-term investments and working capital of $32.2 million.

We have financed our operations since inception primarily through private equity sales and the sale of our common stock in our initial and follow-on public offerings. We received net proceeds of $10.0 million from the private sale of preferred stock in March 2000, $31.7 million from our initial public offering in August 2000, $4.0 million from the private sale of common stock in December 2001, $5.0 million from a license fee payment in December 2001, $4.0 million from the issuance of promissory notes in September 2002, $37.3 million from our PIPE transaction in November 2002 and $35.7 million from our follow-on public offering in November 2003. The PIPE transaction in November 2002 consisted of a private placement of 10,526,306 shares of our common stock for the aggregate purchase price of approximately $40.0 million, or $3.80 per share, and warrants to purchase up to 1,578,946 shares of our common stock for an exercise price of $3.80 per share. The follow-on public offering in November 2003 consisted of the sale of 4,000,000 shares of our common stock for the aggregate purchase price of $38.0 million, or $9.50 per share. On April 23, 2004, we filed a universal shelf registration statement on Form S-3 with the SEC providing for the offering from time to time of up to $75,000,000 of our securities, which may consist of common stock, preferred stock, warrants, or debt securities. On August 6, 2004 we filed a Supplemental Prospectus under Rule 424(b)(2) for the issuance of up to 2,500,000 shares of our common stock, of which we sold 1,570,000 shares for the aggregate purchase price of $13.3 million, or $8.50 per share, before placement agency fees and other offering expenses. On August 10, 2004 we filed an additional Supplemental Prospectus under Rule 424(b)(2) for the issuance of up to 250,000 shares of our common stock, which we sold for an aggregate purchase price of $2.1 million, or $8.50 per share, before offering expenses.

For the nine months ended September 30, 2004, we used $20.1 million of cash for operations principally as a result of the net loss of $30.8 million partially offset by non-cash compensation expense of $623,000, the transfer of equipment for technology of $214,000 and the change in other liabilities of $10.7 million, relative to the $10.0 million liability incurred as a result of the buy back of U.S. marketing rights for Vitrase from Allergan. We used approximately $16.5 million of cash for operations in the nine months ended September 30, 2003.

For the nine months ended September 30, 2004, we used $430,000 of cash from investing activities, primarily due to the purchase of our short-term investment securities. For the nine months ended September 30, 2003, we used $6.2 million of cash from investing activities, primarily due to the purchase of our short-term investment securities.

For the nine months ended September 30, 2004, we received $14.9 million from financing activities, primarily from the issuance of 1,820,000 shares of our common stock in two separate offerings, for an aggregate purchase price of $15.5 million, or $8.50 per share, net of offering expenses. For the nine months ended September 30, 2003, we received $172,000 from financing activities, primarily from the exercise of stock options.

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

Our actual future capital requirements will depend on many factors, including the following:

•	activities and payments in connection with obtaining licenses for or acquisition of products including;

•	sales and marketing activities related to our approved products and product candidates;

•	the rate of progress of our research and development programs;

•	the results of our clinical trials and requirements to conduct additional clinical trials;

•	the time and expense necessary to obtain regulatory approvals;

•	our ability to establish and maintain collaborative relationships;

•	competitive, technological, market and other developments; and

•	the success of the commercialization of our products.

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

We have received FDA approval of Vitrase, in a 6,200 USP units multi purpose vial, for use as a spreading agent, to facilitate the absorption and dispersion of other injected drugs. We have filed a supplemental NDA during the third quarter of 2004 for a smaller vial size that we believe is optimal for this use. There can be no assurances that the FDA will approve this supplemental NDA or that the timing of any such approval will be consistent with our preparation for product launch. Failure to obtain approval of this supplemental NDA could adversely impact the commercial potential of Vitrase for use as a spreading agent.

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

We are continuing to develop and enhance our sales, marketing and distribution capabilities. Although we have recently expanded our capabilities, our current resources in these areas are limited. In order to commercialize any products successfully, we must continue to develop and expand substantial sales, marketing and distribution capabilities, and/or maintain our arrangements with Ventiv Health or establish other collaborations or other arrangements with third parties to perform these services. We do not have extensive experience in these areas, and we may not be able to establish adequate in-house sales, marketing and distribution capabilities or engage and effectively manage relationships with third parties to perform any or all of such services. To the extent that we enter into co-promotion, licensing or other third party arrangements, our product revenues and returns are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, whose efforts may not be successful.

If we fail to properly manage our anticipated growth, our business could suffer.

Rapid growth of our business is likely to place a significant strain on our managerial, operational and financial resources and systems. We have increased our full-time employee count from 42 as of January 1, 2004 to 61 as of September 30, 2004. To execute our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We will be dependent on our personnel and third parties to effectively manufacture, market, sell and distribute our products. We will also depend on our personnel and third parties to successfully develop and acquire new products. Further, our anticipated growth will place additional strain on our suppliers and manufacturers, resulting in increased need for us to carefully manage these relationships and monitor for quality assurance. Although we cannot assure you that we will, in fact, grow as we expect, if we fail to manage our growth effectively or to develop and expand a successful commercial infrastructure to support marketing and sales of our products, our business and financial results will be materially harmed.

We have not generated any significant revenue from product sales to date, we have a history of net losses and negative cash flow, and we may need to raise additional working capital.

In July 2004, we commenced the U.S. commercial launch of Istalol, our first marketed product. We have not generated any significant revenue from product sales to date, and we may never generate significant revenues from product sales in the future. We have never been profitable, and we might never become profitable. As of September 30, 2004, our accumulated deficit was $178.4 million, including a net loss of approximately $25.2 million for the year ended December 31, 2003 and a net loss of $30.8 million for the nine months ended September 30, 2004. As of September 30, 2004, we had approximately $42.8 million in cash and cash equivalents and short-term investments and working capital of $32.2 million. We believe our current cash and cash equivalents and short-term investments on hand will be sufficient to finance anticipated capital and operating requirements for at least the next twelve months. We anticipate, however, that our operating expenses will substantially increase from historical levels as we expand our commercial infrastructure to launch our approved products. If we are unable to generate sufficient product revenues, we may be required to raise additional capital in the future through collaborative agreements, private investment in public equity financings, and various other public or private equity or debt financings. If we are required to raise additional capital in the future there can be no assurance that the additional financing will be available on favorable terms, or at all. If we fail to obtain additional capital as and when required could have a material adverse impact on our operating plan and business.

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

We have entered into collaborations with Senju relating to Istalol and Xibrom, and Allergan and Otsuka relating to Vitrase for ophthalmic uses for the posterior region of the eye. In September 2004, we entered into a new agreement with Allergan, replacing our previous Vitrase collaboration, under which we reacquired all rights to market and sell Vitrase for all uses in the United States and many other markets worldwide. Allergan retains an option to commercialize Vitrase for the posterior segment of the eye in Europe. If Allergan exercises its option, we will be dependent upon Allergan for the commercialization of Vitrase for such approved uses in Europe. If Allergan does not exercise its option, then such European rights will revert to ISTA, and Allergan will be paid a royalty on ISTA’s European sales of Vitrase for use in the posterior segment of the eye. We depend on Otsuka for obtaining regulatory approval of Vitrase for ophthalmic uses for the posterior region of the eye in Japan, and if such approval is obtained, we will be dependent upon Otsuka for the commercialization of Vitrase for such approved uses in Japan. The amount and timing of resources that our partners dedicate to our collaborations is not within our control. Accordingly, any breach or termination of our agreements by, or disagreements with, these collaborators could delay or stop the development and/or commercialization of our product candidates, or adversely impact our receipt of milestone payments, profit splits, royalties, and other consideration from these collaborations. Our collaborative partners may change their strategic focus, terminate our agreements or choose not to exercise their options, on relatively short notice, or pursue alternative technologies. Our agreements with Otsuka and Senju contain reciprocal terms providing that neither we nor they may develop products that directly compete in the same form with the products involved in the collaboration. Nonetheless, there can be no assurances that our collaborators will not develop competing products in different forms or products that compete indirectly with our products. Accordingly, unfavorable developments relating to our strategic partners could have a significant adverse effect on us and our financial condition.

If we have problems with our sole source suppliers, our product development and commercialization efforts for our product candidates could be delayed or stopped.

Some materials used in our products are currently obtained from a single source. Biozyme Laboratories, Ltd. is currently our only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase. Our supply agreement with Biozyme ends in August 2007, after which any further supply of hyaluronidase by Biozyme to us would be subject to Biozyme’s agreement. Commercial quantities of Vitrase will be supplied by R.P. Scherer West as the sole source manufacturer. Both Istalol and, if approved, Xibrom will be supplied by other third party contract manufacturers.

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

We may have difficulty implementing in a timely manner the internal controls over financial reporting necessary to allow our management to report on the effectiveness of our internal controls internal controls over financial reporting, and we may incur substantial costs in order to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of Sarbanes-Oxley, we will be required to furnish a report of management’s assessment of the effectiveness of our internal controls over financial reporting as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Our registered public accountant will then be required to attest to, and report on, our assessment. In order to issue our report, our management must document both the design for our internal controls over financial reporting and the testing processes that support management’s evaluation and conclusion. There can be no assurance that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that management will be able to report that our internal controls over financial reporting are effective.

Risks Related to Our Industry

Compliance with the extensive government regulations to which we are subject is expensive and time consuming, and may result in the delay or cancellation of product sales, introductions or modifications.

Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical companies, including us, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the U.S. Drug Enforcement Administration, or DEA, and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we and our contract suppliers and manufacturers are subject to periodic inspection of our or their respective facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we and our contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems, or our contract suppliers’ and manufacturers’ processes, are in compliance with cGMP and other FDA regulations.

In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet.

We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products, or will take post-approval action limiting, modifying or revoking our ability to sell our products, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations.

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

We currently own or license 33 U.S. and foreign patents and 44 U.S. and foreign pending patent applications. There can be no assurance that our existing patents, or any patents issued to us as a result of such applications, will provide a basis for commercially viable products, will provide us with any competitive advantages, or will not face third-party challenges or be the subject of further proceedings limiting their scope or enforceability. We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. In addition, costly litigation could be necessary to protect our patent position. We license patents held by the Eastern Virginia Medical School for

Caprogel and Senju for Istalol and Xibrom. Some of these license agreements do not permit us to control the prosecution, maintenance, protection and defense of such patents. If the licensor chooses not to protect its own patent rights, we may not be able to take actions to secure our related product marketing rights. In addition, if such patent licenses are terminated before the expiration of the licensed patents, we may no longer be able to continue to manufacture and sell such products as may be covered by the patents.

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

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims by consumers and other third parties. As a commercial company, we have begun to market, and promote our approved products, like Vitrase for use as a spreading agent and Istalol, and we may be subject to various product liability claims. In addition, we may in the future recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. We cannot assure you that we will not experience material losses due to product liability claims, product recalls or corrections. These events, among others, could result in additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling that could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market. Furthermore, any adverse publicity associated with such an event could cause consumers to seek alternatives to our products, which may cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the event.

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

The average daily trading volume in our common stock for the twelve-month period ended September 30, 2004 was approximately 65,942 shares and the average daily number of transactions was approximately 175 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Future sales of shares of our common stock may negatively affect our stock price.

As a result of our bridge financing in September 2002, our PIPE financing transaction in November 2002, and our follow-on public offering in November 2003, we issued approximately 15.6 million shares of our common stock. The shares of common stock issued in connection with these transactions represent approximately 89% of our common stock outstanding as of September 30, 2004. In connection with our bridge financing and our PIPE financing transaction, we also issued warrants exercisable for the purchase of up to an aggregate of 1,842,104 shares of our common stock based upon a purchase price of $3.80 per share. We filed a registration statement on Form S-3 (Registration No. 333-103820), which was declared effective on June 6, 2003, to cover sales of the shares issued to the PIPE investors and issuable to the PIPE and bridge investors upon conversion of the warrants. The exercise of these warrants could result in significant dilution to our shareholders at the time of exercise. We also filed a registration statement on Form S-2 (Registration No. 333-109576) in connection with our follow-on public offering, which was declared effective on November 12, 2003, in which we issued and sold 4,000,000 shares of our common stock. On April 23, 2004, we filed a universal shelf registration statement on Form S-3 with the SEC providing for the offering from time to time of up to $75,000,000 of our securities, which may consist of common stock, preferred stock, warrants, or debt securities. On August 6, 2004 we filed a Supplemental Prospectus under Rule 424(b)(2) for the issuance of up to 2,500,000 shares of our common stock, of which we sold 1,570,000 shares for the aggregate purchase price of $13.3 million, or $8.50 per share, before placement agency fees and other offering expenses. On August 10, 2004, we filed an additional Supplemental Prospectus under Rule 424(b)(2) for the issuance of up to 250,000 shares of our common stock, which we sold for the aggregate purchase price of $2.1 million, or $8.50 per share, before offering expenses.

In the future, we may issue additional shares of common stock or other equity securities, including but not limited to options, warrants or other derivative securities convertible into our common stock, which could result in significant dilution to our shareholders.

Concentration of ownership and contractual board rights could delay or prevent a change in control or otherwise influence or control most matters submitted to our stockholders and could enable certain shareholders to exert control over us and our significant corporate decisions.

Our directors, officers, and principal stockholders together control approximately 60.1% of our voting securities, a concentration of ownership that could delay or prevent a change in control. Our executive officers and directors beneficially own approximately 5.7% of our voting securities and our 5% or greater stockholders beneficially own approximately 54.4% of our voting securities. We are obligated to include a representative of each of Investor Growth Capital as a nominee for election to the Board of Directors and Sprout Capital has the right to designate two such nominees. These stockholders, if acting together, would be able to influence and possibly control most matters submitted for approval by our stockholders, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2003 and for the nine months of 2004 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of September 30, 2004, we have not used derivative instruments or engaged in hedging activities.

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

Item 4 Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our evaluation during the most recent quarter, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processes, summarized and reported within the time period specified in SEC rules and forms.

Changes in Internal Controls. During the current fiscal year the Company upgraded its accounting system to Oracle e-Business Suite. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of the previously mentioned evaluation.

Sarbanes-Oxley 404 Compliance. We have begun a detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002. We are still in the evaluation of design phase where we have identified what may be control deficiencies in our system of internal controls. As we move to the testing phase of our project, we expect to validate these potential control deficiencies and to assess whether or not they rise to the level of significant deficiencies or material weaknesses. In the meantime, we have established a series of remediation teams to investigate these potential control deficiencies, and, where appropriate, to remediate them. To ensure that we address these issues thoroughly, effectively, and timely, we have supplemented our internal project team with the services of several outside specialists. Although we have made this project a top priority for the Company, there can be no assurances that all control deficiencies identified and validated will be remediated before the end of the Company’s fiscal year or that the remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

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

Item 4 Submission of Matters to a Vote of Security Holders

No matters were voted upon during the third quarter of 2004.

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on this 12th day of November 2004.

ISTA PHARMACEUTICALS, INC.
(Registrant)

/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer,
Chief Accounting Officer and
Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	2004 Performance Incentive Plan*

4.2	Form of Stock Option Agreement*

4.3	Form of Restricted Stock Purchase Agreement*

10.1	Vitrase Agreement, dated September 27, 2004, by and between the Registrant and Allergan Sales, LLC, a Delaware Limited Liability

31.1	President and Chief Executive Officer’s Certification, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development’s Certification, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	President and Chief Executive Officer’s Certification, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development’s Certification, as required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Registrant’s registration statement on Form S-8 filed with the Commission on October 22, 2004.