Form 10-K
period 2004-12-31
ISTA PHARMACEUTICALS INC
filed 2005-03-15
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

From the transition period from                      to

ISTA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0511729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15295 Alton Parkway, Irvine, California 92618

(Address of principal executive offices)

(949) 788-6000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

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

As of June 30, 2004, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $89,949,253.

As of March 8, 2005 there were 25,747,492 shares of Common Stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

None.

ISTA PHARMACEUTICALS, INC.

PART I

References in this Annual Report on Form 10-K to “ISTA”, “we”, “our”, “us” or the “Company” refer to ISTA Pharmaceuticals, Inc. This Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.” Vitrase®, Istalol™, Xibrom™, Caprogel®, ISTA™, ISTA Pharmaceuticals™ and the ISTA logo are our trademarks, either owned or under license.

We obtained the market data and industry information contained or incorporated by reference in this Annual Report on Form 10-K from internal surveys, estimates, reports and studies, as appropriate, as well as from market research, publicly available information and industry publications. Although we believe our internal surveys, estimates, reports, studies and market research, as well as industry publications are reliable, we have not independently verified such information, and as such, we do not make any representation as to its accuracy.

Item 1: Business.

Overview

We are a specialty pharmaceutical company focused on the commercialization and development of unique and uniquely improved products for serious conditions of the eye. We recently launched in the United States our first product, Istalol for the treatment of glaucoma and our second product, Vitrase for use as a spreading agent. In addition, we have two New Drug Applications, or NDAs, on file with the U.S. Food and Drug Administration, or FDA, one for Vitrase for the treatment of vitreous hemorrhage and one for Xibrom for the treatment of ocular inflammation, eye pain and photophobia following cataract surgery. We continue to expand our commercial infrastructure in connection with the marketing, sale and distribution of our approved products in the United States.

Additionally, in January 2005, we sold 6,325,000 shares of our common stock under our universal shelf registration statement in an underwritten public offering for an aggregate purchase price of $56.2 million, or $8.88 per share, before offering expenses and underwriting discounts. We intend to use the proceeds to finance potential acquisitions and licensing of complementary businesses, assets, technologies and products that we may consider from time to time and fund the continued development of our product candidates, the expansion of our commercial infrastructure to commercialize our approved products and other general corporate purposes, including working capital.

Since our inception, we have devoted our resources primarily to fund research and development programs, late stage product acquisitions and product commercial launches. In December 2001, we announced our strategic plan to transition from a development-stage organization to a specialty pharmaceutical company, with a primary focus on ophthalmology. Over the last several years, we have taken significant steps to enhance and expand our marketing, sales, manufacturing and administrative capabilities by adding senior management and other key employees, enhancing and augmenting our in-house resources and entering into arrangements with third parties to perform these services. We intend to continue our efforts to expand and enhance our commercial infrastructure to support the commercialization of our approved products and our future products. We plan to execute our growth strategy by pursuing opportunistic acquisitions or licenses of complementary products, either already marketed or in late-stage development, and leveraging our development capabilities to identify and advance our own late stage product opportunities.

We believe that the prescription market in the United States for ophthalmic pharmaceutical products represents a significant and growing market. According to industry sources, this market had annual sales in 2003 of approximately $2.8 billion and a historic growth rate of over 12% per year over the past five years.

Our Products and Pipeline

The following is a summary of our products and product candidates:

Product	Indication	Development Status

Istalol	Glaucoma	Marketed

Vitrase	Spreading agent	Marketed

	Vitreous hemorrhage	Approvable Letter received

	Diabetic retinopathy	Phase II

Xibrom	Ocular inflammation	NDA under review; PDUFA action date March 26, 2005

Ecabet sodium	Dry eye syndrome	Phase II

Caprogel	Hyphema	Reformulation ongoing/Phase II completed

Istalol

Overview

Istalol is our once-a-day, eye drop solution of timolol, a beta-blocking agent for the treatment of glaucoma. The product was developed by Senju Pharmaceuticals Co., Ltd. in Japan. In May 2002, we acquired marketing rights for Istalol in the United States under a license agreement with Senju. We received FDA approval of Istalol in June 2004 and launched Istalol in the United States in the third quarter of 2004.

Glaucoma

Glaucoma is a chronic disease that gradually reduces eyesight without warning and often without symptoms. If undetected and untreated, glaucoma can lead to irreversible eye damage and eventual blindness. According to the Glaucoma Research Foundation, in the United States glaucoma is the cause of an estimated 9-12% of all blindness cases and is the second leading cause of blindness. Currently, its causes are not well understood and there is no cure.

Market opportunity. According to the Glaucoma Research Foundation, three million people in the United States suffer from the disease, with 120,000 new cases documented annually. According to prescription data compiled by IMS Health for 2003, we estimate that the U.S. pharmaceutical market for the treatment of glaucoma exceeds $1.3 billion per year. Of this, the ophthalmic beta-blocker market exceeds $170 million per year, primarily at generic prices, with over 4.4 million prescriptions written annually. Timolol maleate, which is currently available from several manufacturers in either a twice-a-day eye drop solution or once-a-day gel formulation, is the leading beta-blocker to treat glaucoma in the United States. In clinical trials, Istalol, given once-a-day, has shown efficacy and safety comparable to timolol maleate solution, given twice-a-day. Other than Istalol, the only available formulations of timolol maleate which have demonstrated efficacy with once a day dosing are gels, which have been known to cause blurring of patients’ vision.

We launched Istalol in July 2004, and currently promote it through our specialty sales force. Istalol promotion is now focused on the 5,000 ophthalmologists whom we believe account for more than 70% of all glaucoma prescriptions.

Clinical/regulatory status. Senju submitted an NDA for Istalol for the treatment of glaucoma to the FDA in September 2002 that was accepted for review in November 2002. In June 2004, the FDA approved the NDA for Istalol. In October 2004, the FDA granted Istalol a “BT” rating, which means that prescriptions of Istalol cannot be legally substituted at pharmacies with generic timolol maleate solutions.

Vitrase

Overview

We recently received approval of, and have launched, Vitrase, our proprietary formulation of ovine hyaluronidase, for use as a spreading agent. We also are developing Vitrase for the treatment of vitreous hemorrhage and diabetic retinopathy. The term hyaluronidase describes a group of naturally occurring enzymes that can digest certain forms of carbohydrate molecules called proteoglycans. Vitrase, when used as a spreading agent, is injected into connective tissue, where it modifies the permeability of such tissues and promotes diffusion of injected drugs, thus accelerating their absorption. When injected into the vitreous humor, Vitrase breaks down the proteoglycan matrix, causing the vitreous humor to liquefy. We believe that this also results in the separation of the vitreous humor from the retina and that, together, these effects are beneficial for the treatment of vitreous hemorrhage and diabetic retinopathy. Vitrase may be administered directly into the vitreous humor through a single-dose injection. The procedure will be performed in several minutes in an ophthalmologist’s office and is virtually painless due to the application of a topical anesthetic.

Spreading Agent

Hyaluronidase has been found to be a spreading or diffusing substance, which modifies the permeability of connective tissue through the hydrolysis of hyaluronic acid, a polysaccharide found in the intercellular ground substance of connective tissue, and of certain specialized tissues, such as the umbilical cord and vitreous humor. Hyaluronidase temporarily decreases the viscosity of the cellular cement and promotes diffusion of injected drugs, thus facilitating their absorption.

When no spreading agent is present, material injected subcutaneously spreads very slowly, but hyaluronidase causes rapid spreading, provided local interstitial pressure is adequate to furnish the necessary mechanical impulse. Such an impulse is normally initiated by injected solutions. The rate of diffusion is proportionate to the amount of enzyme, and the extent is proportionate to the volume of solution. When a spreading agent is administered with anesthesia, it speeds the onset of the anesthetic effect thereby reducing the time required for ocular surgery.

Market opportunity. Based on published reports, we believe the potential annual market opportunity for Vitrase as a spreading agent consists of the 3,000,000 ophthalmic surgeries in the United States each year, of which 2,600,000 are cataract surgeries. In addition to uses in ophthalmology, potential uses for spreading agents include oncology, plastic surgery, pain management and pediatrics.

We have launched Vitrase in the United States for use as a spreading agent and are currently promoting it through our specialty sales force. We plan to target the top cataract surgeons, many of whom are also high prescribers of glaucoma medications that we currently target for Istalol. In order to support the launch of Vitrase, we plan to expand our sales force to approximately 50 people by the end of the first quarter of 2005.

Clinical/regulatory status. In May 2004, the FDA approved our NDA for Vitrase, in a lyophilized 6,200 USP units multi-purpose vial, for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs. In October 2004, the FDA informed us that Vitrase (hyaluronidase for injection; lyophilized, ovine) for use as a spreading agent was entitled to five-year new chemical market exclusivity under the federal Food, Drug and Cosmetic Act. In December 2004, the FDA approved our supplemental NDA for Vitrase for use as a spreading agent at a concentration of 200 USP units/mL in sterile solution. We believe the 200 USP units/mL product will help facilitate utilization and enhance market acceptance.

Vitreous Hemorrhage

A vitreous hemorrhage occurs when retinal blood vessels rupture and bleed into the vitreous humor. These hemorrhages result from leakage from abnormal, weak blood vessels and are associated with diabetic retinopathy, trauma and other factors. The immediate consequence of a vitreous hemorrhage is a reduction in the amount of light that can pass through the normally clear vitreous humor to the retina. The effects of a hemorrhage can be limited to a few dark spots in vision or can result in completely obscured vision. Depending on the severity of the vitreous hemorrhage, it may take several months or significantly longer for the body to reabsorb the blood and for the patient to regain vision. In addition to obstructing the patient’s vision, a vitreous hemorrhage often prevents physicians from seeing into the back of the eye to diagnose or treat the cause of the hemorrhage. If extensive or repeated bleeding occurs, fibrous tissue or scarring can form on the retina, which can lead to a detachment of the retina and permanent vision loss or blindness.

Vitrase is being developed to promote clearance when injected into a blood-filled vitreous humor by causing the vitreous humor to liquefy and the blood to settle to the bottom of the eye. Vitrase may also stimulate the cells responsible for engulfing and breaking down the blood, accelerating the reabsorption of the blood. This would clear the path for light to reach the retina and may enable the patient to regain vision. In addition, clearing the hemorrhage permits the retinal specialist to visualize, diagnose and treat the underlying cause of the vitreous hemorrhage.

Market opportunity. Retinal specialists have limited options for treating vitreous hemorrhage. Currently, there is no drug treatment available and most retinal specialists initially recommend a “watchful waiting” period, during which the attending physician provides no medical treatment in the hope that the hemorrhage will clear on its own. The risks related to watchful waiting may include continued bleeding and, if caused by diabetic retinopathy, disease progression during the time it takes for the blood to clear on its own, if at all.

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

Based on data compiled by Business Genetics, Inc., we believe that approximately 450,000 cases of vitreous hemorrhage occur each year in the United States, a total of 400,000 cases occur each year in the five largest European markets and 190,000 cases occur each year in Japan. Approximately 60% of all of these cases are due to diabetic retinopathy, 15% are due to trauma and 25% are due to other factors. As a result of the typical progression of the condition, we believe Vitrase, if approved, is unlikely to be used in all cases of vitreous hemorrhage. Based on data compiled for us by The Wilkerson Group, we believe that the potential annual market opportunity in the United States for Vitrase for the treatment of vitreous hemorrhage is approximately 225,000 cases.

Clinical/regulatory status. We have an NDA on file with the FDA for Vitrase for treatment of vitreous hemorrhage. Our NDA submission was supported by two Phase III clinical trials. These trials were prospective, randomized, parallel, placebo-controlled and double-masked studies. We conducted one trial in the United States, Mexico and Canada with an enrollment of 750 patients. We conducted the other trial in Europe, Brazil, Australia and South Africa with an enrollment of 556 patients. Patients enrolled in the studies were monitored through 2003.

The data from the two Phase III studies did not show a statistically significant improvement in the primary endpoint. The primary endpoint was composed of three elements: clearing the vitreous hemorrhage, permitting the physician to diagnose the underlying cause of the bleeding and allowing the physician to complete any required treatment. Further analysis conducted prior to submission of the NDA showed that in both studies for the 55 IU dose of Vitrase there were clinically meaningful and statistically significant results with respect to two of the three elements compromising the primary endpoint: clearing the vitreous hemorrhage and permitting the physician to diagnose the underlying cause of the bleeding. In addition, a statistically significant difference in the proportion of patients with an improvement in best-corrected visual acuity was seen at one and two months, which extended to the three-month post-treatment visit in the study conducted outside North America.

In April 2003, the FDA issued an approvable letter in which it cited issues primarily related to the sufficiency of the efficacy data submitted with the NDA for Vitrase for the treatment of vitreous hemorrhage. The FDA requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. We have submitted information to the FDA in response to its comments contained in the approvable letter. We believe that all non-clinical issues have been resolved with the FDA, and we are continuing to assess and discuss with the agency the clinical issues raised in the approvable letter. Based upon these discussions, we will determine the next appropriate steps in the approval process of Vitrase for the treatment of vitreous hemorrhage.

Diabetic Retinopathy

Abnormal changes and/or damage to the blood vessels in the eye due to diabetes are known as diabetic retinopathy. Diabetic retinopathy is a progressive disease consisting of two stages, nonproliferative and proliferative. Nonproliferative diabetic retinopathy is the first stage of the condition and occurs when the retinal blood vessels swell and leak fluid and small amounts of blood into the eye.

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

Market opportunity. Diabetes continues to be a major healthcare problem throughout the world and is commonly associated with eye disease. Based on our market research, we believe that nearly eight million individuals in the United States have been diagnosed with diabetes, four to six million have some form of diabetic retinopathy, and that the majority of individuals with diabetic retinopathy are in the nonproliferative stage of the disease. We believe that these people are potential candidates for treatment using Vitrase.

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

Xibrom

Overview

Xibrom is a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation, eye pain and photophobia. The product was developed by Senju and launched in the Japanese market in 2000. We believe its sales growth in Japan is principally due to its superior potency and twice-daily dosing regimen, as compared to the requirement of four doses-per-day for most other anti-inflammatory products. In May 2002, we acquired marketing rights for Xibrom in the United States under a license agreement with Senju.

Ocular Inflammation, Eye Pain and Photophobia

Market opportunity. Currently in the U.S., we estimate that over 5.4 million prescriptions are written annually for topical ophthalmic anti-inflammatory agents. Currently available non-steroid treatments must be dosed four times a day as compared to Xibrom’s twice daily dosing.

Clinical/regulatory status. Senju completed clinical development of bromfenac in Japan and launched the product in Japan in 2000. We submitted an NDA in May 2004 for Xibrom for the treatment of postoperative inflammation and for the reduction of eye pain and photophobia in patients who have undergone cataract extraction. In July 2004, the FDA accepted our Xibrom NDA for filing and review. Based on the Prescription Drug User Fee Act, or PDUFA, action date, we anticipate receiving a response from the FDA on our Xibrom NDA by the end of March 2005.

We completed two pivotal Phase III clinical studies in the United States of Xibrom. The trials were randomized, double-masked, placebo-controlled and were conducted under a single protocol. Patients who had cataract surgery were given either Xibrom or placebo and were asked to instill drops two times per day for 14 days. On day 15, the investigator evaluated the inflammation in the eye. As illustrated below, a statistically significant proportion of patients treated with Xibrom achieved treatment success as compared to placebo. The primary endpoint for both studies was the proportion of patients with complete absence of ocular inflammation, as measured by an assessment of immune cells in the anterior chamber of the eye and cellular debris.

	East Study	West Study
Number of subjects	296	231
Number of sites	20	19
Xibrom response	62.6%	65.8%
Placebo response	39.8%	47.9%
p-value	p<0.01	p<0.01

A secondary endpoint in the two trials was the change from the mean baseline Inflammation Score prior to the administration of a different anti-inflammatory medication. The last summed Inflammation Score prior to treatment with a different anti-inflammatory medication was used for those patients who were given a second medication. As depicted in the chart below, a treatment effect was evident in the Xibrom group as early as Day 3 and by the end of the evaluation period the average Inflammation Score of Xibrom subjects in the study was near zero, compared to 1.5 for the placebo arm.

Investigators were allowed to remove subjects from treatment at their discretion if the effect was not adequate and place the subject on another anti-inflammatory medication. Both studies, when analyzed separately, also showed that Xibrom was well tolerated with a lower overall incidence of ocular adverse events than the placebo group, as depicted in the chart below.

	Xibrom	Placebo
Number of Patients	356	171
Ocular Adverse Events
Iritis	25 (7.0%)	30 (17.5%)
Abnormal sensation in eye	23 (6.5%)	13 (7.6%)
Photophobia	6 (1.7%)	19 (11.1%)
Hyperemia	8 (2.2%)	19 (11.1%)
Conjunctival edema	5 (1.4%)	9 (5.3%)
Pruritis	14 (3.9%)	5 (2.9%)
Redness	8 (2.2%)	13 (7.6%)
Irritation (includes burning and stinging)	9 (2.5%)	8 (4.7%)
Pain	15 (4.2%)	20 (11.7%)

The efficacy and safety findings were consistent with results of previous studies conducted in Japan by Senju.

Ecabet Sodium

Overview

We are developing ecabet sodium as a prescription eye drop for the treatment of dry eye syndrome. Ecabet sodium represents a new class of molecules that increases the quantity and quality of mucin produced by conjunctival goblet cells and corneal epithelia. Mucin is a glycoprotein component of tear film that lubricates while retarding moisture loss from tear evaporation. Ecabet sodium is currently marketed in Japan as an oral agent for treatment of gastric ulcers and gastritis. In November 2004, we acquired U.S. marketing rights to ecabet sodium for the treatment of dry eye syndrome in the United States under a license agreement with Senju.

Dry Eye Syndrome

According to the National Eye Institute, dry eye syndrome (keratoconjunctivities sicca or KCS) is defined as a disorder of the tear film due to the tear deficiency or excessive tear evaporation which causes damage to the interpalpebral (the exposed area between the upper and lower eye lids) ocular surface and is associated with symptoms of ocular discomfort. Dry eye syndrome has been linked with a number of factors, including age, hormonal changes, ocular disease, medications that disrupt tear secretion or blinking, and autoimmune diseases such as lupus and rheumatoid arthritis. In severe cases of dry eye syndrome, scarring develops that may lead to blindness.

Market opportunity. Based on data compiled from various publicly available sources, we estimate that annual sales in the U.S. prescription dry eye market are expected to be approximately $80 to $100 million in 2004 and are anticipated to grow to approximately $350 to $700 million within three to five years.

Clinical/regulatory status. Senju has commenced Phase II testing of the product in Japan for the treatment of dry eye syndrome. We anticipate completing an additional Phase IIb study in the second half of 2005. Depending upon the results of our Phase IIb study, we expect to design and initiate two Phase III studies.

Caprogel

Overview

Caprogel is a topical gel formulation of amniocaproic acid for the treatment of hyphema. In May 2002, we acquired worldwide marketing rights for Caprogel under a license agreement with Eastern Virginia Medical School.

Hyphema

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

Market opportunity. Based on data compiled for us by Milliman U.S.A., we believe that hyphema affects an estimated 50,000 patients per year in the United States, and currently there is no available pharmaceutical agent approved for its treatment.

Clinical/Regulatory status. We are currently conducting feasibility studies for the reformulation and commercialization of Caprogel. Once completed, and if these studies yield promising results, we intend to pursue the remaining Phase III clinical development of Caprogel consistent with such studies’ results. However, the timing and scope for our development of Caprogel may change based on a number of factors, including, among others, our assessment, from time to time, of this product’s clinical results, market potential, other product opportunities and our corporate priorities. Caprogel has received an orphan drug designation for the treatment of hyphema from the FDA, which may result in us receiving a seven year market exclusivity privilege with respect to Caprogel, if approved.

Product Licensing Collaborations

Istalol, Xibrom and Ecabet Sodium Collaborations With Senju

In May 2002, we acquired substantially all of the assets of AcSentient, Inc., which included U.S. marketing rights for Istalol and Xibrom. Istalol and Xibrom were originally licensed by AcSentient from Senju. The full rights and obligations of AcSentient under the Senju license agreements were assigned to us as a part of the acquisition agreement between us and AcSentient, with such transfer approved by Senju. In November 2004, we entered into another license agreement with Senju under which Senju has granted us U.S. marketing rights to Senju’s ecabet sodium product for the treatment of dry eye syndrome.

Under the terms of our agreements with Senju, we are responsible for U.S. development activities, including clinical trials and the preparation and submission of regulatory approvals, for Xibrom and ecabet sodium and post-approval activities with FDA for Istalol. We are also responsible for the manufacturing, marketing and sale of the products, if approved, in the United States. We will be required to pay to Senju non-refundable milestone payments of up to $4,000,000, most of which has been paid, if all such milestones, relating to the development process and regulatory approval of both Istalol and Xibrom, are accomplished; and royalties on product sales. We will also be required to pay to Senju non-refundable milestone payments of up to $3,000,000, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of ecabet sodium are accomplished; and royalties on product sales. The license agreements with Senju for Istalol and Xibrom will terminate upon the last-to-expire licensed patent in the United States with respect to Istalol and ten years after the first commercial sale of Xibrom in the United States, respectively. The license agreement with Senju for ecabet sodium will terminate ten years after the earlier of the last-to-expire licensed patent in the United States relating to ecabet sodium or ten years after the first commercial sale of ecabet sodium in the United States. Neither party may terminate the license agreements without cause or good reason.

Vitrase Commercialization Outside of the United States

Europe- Allergan

In September 2004, we entered into a new agreement with Allergan, Inc. replacing our previous Vitrase collaboration, and reacquired all rights to market and sell Vitrase for all uses in the United States and other specified markets. Under our new agreement, we agreed to pay Allergan approximately $10.0 million, which was paid in full in January 2005. We have also agreed to make royalty payments to Allergan on our U.S. sales of Vitrase for use in the posterior region of the eye. Allergan has an option to commercialize Vitrase in Europe subsequent to European Union, or EU, product approval. If Allergan does not exercise its option, then such European rights will revert to us, and Allergan will be paid a royalty on our European sales of Vitrase for use in the posterior region of the eye. Under our agreement with Allergan, we have responsibility to file for regulatory approval for Vitrase for vitreous hemorrhage in the EU.

Japan- Otsuka

In December 2001, we entered into certain agreements with Otsuka Pharmaceutical Co., Ltd. with respect to the commercialization of Vitrase in Japan for ophthalmic uses in the posterior region of the eye. Under the terms of our agreements with Otsuka, Otsuka is responsible for preclinical studies, clinical trials, applying for and obtaining regulatory approvals and other development activities for Vitrase for ophthalmic uses in the posterior region of the eye in Japan. We are responsible for supplying Otsuka its requirements of Vitrase for clinical trials and, if approved, for commercial sale in Japan. Otsuka is responsible for the marketing, sale and distribution of Vitrase, if approved, in Japan. In connection with its license of Vitrase, Otsuka paid us a non-refundable license fee of $5.0 million as part of the license agreement. Otsuka has also agreed to pay us a milestone payment of $10.0 million upon regulatory approval of Vitrase for the treatment of vitreous hemorrhage in Japan. To date, we have not earned this milestone payment from Otsuka and we cannot guarantee that we will earn or receive this milestone payment in the future. Otsuka is required to purchase Vitrase from us at a percentage of the annual National Health Insurance price as established for Vitrase in Japan during the term of the license agreement, unless we are unable to supply Vitrase to Otsuka. If we are unable to supply Vitrase to Otsuka and Otsuka, or a third party, is required to manufacture Vitrase to meet Otsuka’s supply requirements, we will only receive a royalty on sales of Vitrase by Otsuka. Our agreements with Otsuka will terminate upon the latest of 15 full calendar years following the date of the first commercial sale of Vitrase for licensed uses in Japan and the expiration date of the last-to-expire licensed patent relating to Vitrase for licensed uses in Japan. Otsuka may terminate the agreements at any time with six months notice to us. We may terminate the agreements if Otsuka fails to submit an application for regulatory approval of Vitrase in Japan within 12 months of completing all necessary clinical trials and the initial meeting with the Japanese Ministry of Health to review the clinical trial results.

Caprogel Collaboration With the Eastern Virginia Medical School

In May 2002, as part of our AcSentient asset acquisition, we acquired worldwide marketing rights for Caprogel. Caprogel was initially licensed by AcSentient from the Eastern Virginia Medical School. The full rights and obligations of AcSentient under the Eastern Virginia Medical School license agreement were assigned to us as a part of the acquisition agreement between us and AcSentient, with such transfer approved by the Eastern Virginia Medical School.

Under the terms of our agreement with the Eastern Virginia Medical School, we are responsible for development activities, including clinical trials and the preparation and submission of regulatory approvals, for Caprogel. We will also be responsible for the manufacturing, marketing and sale of Caprogel, if approved. The Eastern Virginia Medical School will receive royalty payments on all sales of Caprogel by us worldwide. The license agreement with the Eastern Virginia Medical School will terminate upon the last-to-expire licensed patent in the United States relating to Caprogel. We may terminate the license agreement with the Eastern Virginia Medical School upon three months prior written notice.

Marketing and Sales

We continue to expand our commercial infrastructure in connection with the marketing, sale and distribution of our approved products in the United States. In July 2004, we launched our first product, Istalol and launched our second product, Vitrase for use as a spreading agent in January 2005. We have hired five regional sales managers, and plan to expand our sales force to approximately 50 sales representatives by the end of the first quarter of 2005 to support our commercial launch of Vitrase for use as a spreading agent. We further intend to expand our sales force to approximately 70 persons in conjunction with our expected U.S. launch of Xibrom, if approved by the FDA. Our sales representatives are now our employees and, as a result, Ventiv Pharma Services LLC no longer provides us with a contract sales force. We have recently exercised our contract right with Ventiv to hire certain Ventiv sales representatives for a nominal fee. We intend to have Ventiv continue to provide us with administrative and other services, including recruitment, training, analytics, and full operational support. We plan to target our commercialization efforts towards approximately 10,000 ophthalmologists, who comprise the most prolific prescribers of ophthalmic beta-blockers, non-steroidal anti-inflammatories and the highest volume cataract surgeons.

Customers and Distribution

We launched our first product, Istalol, in the third quarter of 2004. During 2004, we generated net product sales of Istalol of $1.6 million, which was the initial stocking order. We sell Istalol primarily to drug wholesalers, retailers and distributors, including large chain drug stores, hospitals, clinics, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. If approved, we believe that we will sell Xibrom to the same customer base as Istalol. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large, wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will impact pricing and create other competitive pressures on drug manufacturers. In general, we are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established reserves for such amounts at the time of sale.

We initiated the commercial launch of our second product, Vitrase for use as a spreading agent, in January 2005. In addition to the distribution channels above, we sell Vitrase for use as a spreading agent to specialty distributors and directly to physicians, hospitals, and clinics.

We have engaged Cardinal Health PTS, LLC, by and through its Specialty Pharmaceutical Services group, to act as our exclusive distributor for commercial shipment and distribution of Istalol and Vitrase for use as a spreading agent to our customers in the United States. In addition to distribution services, Cardinal Health provides us with other related services, including product storage, returns, customer support, and administrative support.

Sales to AmeriSource Bergen Corp, McKesson HBOC and Cardinal Health, Inc. accounted for 15%, 40% and 25%, respectively, of our annual net revenues during 2004. The loss of any of these customers could materially and adversely affect our business, results of operations, financial condition and cash flows. Due to the relatively short lead-time required to fill orders for our products, backlog of orders is not material to our business.

Competition

The markets for therapies that treat diseases and conditions of the eye are subject to intense competition and technological change. Many companies, including major pharmaceutical companies, specialty pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to ours. Such companies include Allergan, Alcon Laboratories, Inc., Amphastar Pharmaceuticals, Inc., Bausch & Lomb Incorporated, Halozyme Therapeutics, Inc., Johnson & Johnson, Novartis AG, Pfizer, Inc., Eli Lilly and Company and Inspire Pharmaceuticals, Inc. Many of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than ours.

We are not aware of any other drug candidates in clinical trials for the treatment of vitreous hemorrhage or hyphema. Numerous companies are working on alternate therapies for ocular inflammation, dry eye syndrome, glaucoma, use as a spreading agent and treatment to help control diabetes and the consequences of diabetes, including diabetic retinopathy.

In addition, competition from generic drugs is a major challenge in the United States to branded drug companies, like us, and may have a material adverse effect on our product revenues. In October 2004, the FDA granted Istalol a “BT” rating, which means that prescriptions for Istalol cannot be substituted legally at pharmacies with generic timolol maleate products. Nonetheless, we believe that certain pharmacies may have substituted, and may be continuing to substitute, Istalol prescriptions with generic timolol maleate solutions. We have commenced an educational campaign to make our customers and pharmacies aware of Istalol’s BT rating and that Istalol cannot be substituted legally at pharmacies with generic timolol maleate products. In October 2004, the FDA informed us that Vitrase (hyaluronidase for injection; lyophilized, ovine) for use as a spreading agent to facilitate the dispersion and absorption of other drugs was entitled to five-year new chemical entity market exclusivity pursuant to the U.S. Food, Drug and Cosmetic Act. The FDA indicated that Vitrase’s new chemical entity exclusivity would bar submission to FDA of certain third party NDAs filed under Section 505(b)(2) of the Federal Food Drug and Cosmetic Act, or FEDCA, and Abbreviated New Drug Applications, or ANDAs, for drugs containing the same active moiety as Vitrase. The submission bar would be for five years from Vitrase’s approval date (i.e., May 5, 2004) or for four years in the case of patent challenges. The FDA also said that Vitrase’s new chemical entity exclusivity is not a prohibition on FDA’s review and approval of any 505(b)(2) NDA or ANDA that was submitted to the agency before Vitrase was granted five-year exclusivity. In October 2004, the FDA approved Amphadase (hyaluronidase) injection, USP, 150 IU mL, a bovine-sourced hyaluronidase, for use as a spreading agent. Amphadase, manufactured by Amphastar Pharmaceuticals, Inc., is the generic equivalent of a branded bovine-sourced hyaluronidase which is no longer commercially available. Our ability to secure the benefit of the Vitrase market exclusivity depends on a variety of factors, some of which are beyond our control, including, among others, the timing, content and outcome of actions and decisions by the FDA and other regulatory authorities regarding third party products and the impact and scope of the Vitrase market exclusivity and its affect on third party products.

Manufacturing

We have supply agreements with Bausch & Lomb to manufacture commercial quantities of Istalol and, if approved, Xibrom. Currently, Bausch & Lomb is our sole source for Istalol and Xibrom. Ovine hyaluronidase, the active pharmaceutical ingredient used in Vitrase, is processed in several stages to produce a highly purified raw material for formulation. In June 2004, we entered into an amended and restated supply agreement with Biozyme Laboratories, Ltd. for ovine hyaluronidase for use in ophthalmic and spreading agent applications. Under our agreement with Biozyme, we are obligated to make product purchases totaling at least $750,000 over three years. We also entered into a technology license agreement with Biozyme providing us certain rights to manufacture hyaluronidase, in return for an aggregate license fee of $1.1 million payable over three years. Our supply agreement with Biozyme ends in August 2007, after which any further supply of hyaluronidase by Biozyme to us would be subject to Biozyme’s agreement. Currently, Biozyme is our sole source for ovine hyaluronidase. We have entered into supply agreements with R.P. Scherer West, Inc. and Alliance Medical Products, Inc. to manufacture commercial quantities of Vitrase in a lyophilized 6,200 USP units multi-purpose vial and 200 USP units/mL in sterile solution, respectively. Currently, each of R.P. Scherer West and Alliance Medical Products is our sole source for Vitrase in these respective configurations. While we are currently pursuing additional sources for these products and materials, our success in establishing such additional supply arrangements can not be assured.

Research and Development

Since our inception, we have made substantial investments in research and development. During the years ended December 31, 2004, 2003 and 2002, we spent $15.6 million, $17.3 million and $14.8 million, respectively, on research and development activities.

We plan to focus our near-term research and development efforts on the continued development of the products in our current development pipeline, which include Vitrase, Xibrom, ecabet sodium and Caprogel. We are also pursuing development of a reformulated ophthalmic product. Building on this pipeline, our goal is to continue our growth as a specialty pharmaceutical company by developing or acquiring complementary products, either already marketed or in late-stage development. Some acquired products may require additional research and development activities prior to regulatory approval and commercialization.

Patents and Proprietary Rights

Our success will depend in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our inventions. We currently own or license 43 United States and foreign patent applications and 53 United States and foreign issued patents.

In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection of these trade secrets and proprietary know-how, in part, through confidentiality and proprietary information agreements. We make efforts to require our employees, directors, consultants and advisors, outside scientific collaborators and sponsored researchers, other advisors and other individuals and entities to execute confidentiality agreements upon the start of employment, consulting or other contractual relationships with us. These agreements provide that all confidential information developed or made known to the individual or entity during the course of the relationship is to be kept confidential and not be disclosed to third parties except in specific circumstances. In the case of employees and some other parties, the agreements provide that all inventions conceived by the individual will be our exclusive property. These agreements may not provide meaningful protection for or adequate remedies to protect our technology in the event of unauthorized use or disclosure of information. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, our competitors.

We have not conducted an extensive search of patents issued to other parties and no assurance can be given that such patents do not exist, have not been filed, or could not be issued which contain claims relating to our technology and products. If such patents do exist, the owners may bring claims against us for infringement, which might have an adverse effect on our business.

We also file trademark applications to protect the names of our products. These applications may not mature to registration and may be challenged by third parties. In addition, some of our trademarks, including Caprogel and Xibrom, are owned by or assignable to our licensors Eastern Virginia Medical School and Senju, and upon expiration or termination of the license agreements, we may no longer be able to use these trademarks.

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

In general, the FDA approval process for drugs includes, without limitation:

•	preclinical studies;

•	submission of an Investigational New Drug Application, or INDA, for clinical trials;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	submission of a NDA to obtain marketing approval;

•	review of the NDA; and

•	inspection of the facilities used in the manufacturing of the drug to assess compliance with the FDA’s current Good Manufacturing Practice, or cGMP, regulations.

The NDA must include comprehensive and complete descriptions of the preclinical testing, clinical trials, and the chemical, manufacturing and control requirements of a drug that enable the FDA to determine the drug’s safety and efficacy. A NDA must be submitted by us, and filed and approved by the FDA before any of our drugs can be marketed commercially in the United States.

The FDA testing and approval process requires substantial time, effort and money. We cannot assure you that any approval will ever be granted.

Preclinical studies include laboratory evaluation of the product, as well as animal studies to assess the potential safety and effectiveness of the product. These studies must be performed according to good laboratory practices. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the

INDA. Clinical trials may begin 30 days after the INDA is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, the INDA sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed.

We cannot assure you that submission of an INDA will result in authorization to commence clinical trials. Nor can we assure you that if clinical trials are approved, that data will result in marketing approval. Clinical trials involve the administration of the product that is the subject of the trial to volunteers or patients under the supervision of a qualified principal investigator. Each clinical trial must be reviewed and approved by an independent institutional review board at each institution at which the study will be conducted. The institutional review board will consider, among other things, ethical factors, safety of human subjects and the possible liability of the institution. Also, clinical trials must be performed according to good clinical practices. Good clinical practices are enumerated in FDA regulations and guidance documents.

Clinical trials typically are conducted in three sequential phases: Phases I, II and III, with Phase IV studies conducted after approval. Drugs for which Phase IV studies are required include those approved under accelerated approval regulations. The four phases may overlap. In Phase I clinical trials, the drug is usually tested on a small number of healthy volunteers to determine:

•	safety;

•	any adverse effects;

•	proper dosage;

•	absorption;

•	metabolism;

•	distribution;

•	excretion; and

•	other drug effects.

In Phase II clinical trials, the drug is usually tested on a limited number of subjects (generally up to several hundred subjects) to preliminarily evaluate the efficacy of the drug for specific, targeted indications, determine dosage tolerance and optimal dosage, and identify possible adverse effects and safety risks. In Phase III clinical trials, the drug is usually tested on a larger number of subjects (up to several thousand), in an expanded patient population and at multiple clinical sites. The FDA may require that we suspend clinical trials at any time on various grounds, including if the FDA makes a finding that the subjects are being exposed to an unacceptable health risk.

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

The facilities, procedures, and operations of our contract manufacturers must be determined to be adequate by the FDA before product approval. Manufacturing facilities are subject to inspections by the FDA for compliance with cGMP, licensing specifications, and other FDA regulations before and after a NDA has been approved. Foreign manufacturing facilities are also subject to periodic FDA inspections or inspections by foreign regulatory authorities. Among other things, the FDA may withhold approval of NDAs or other product applications of a facility if deficiencies are found at the facility. Vendors that supply us finished products or components used to manufacture, package and label products are subject to similar regulation and periodic inspections.

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

The Food and Drug Administration Modernization Act of 1997 was enacted, in part, to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of fast-track products. The fast-track provisions essentially codify the FDA’s accelerated approval regulations for drugs and biologics. A fast-track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the new fast-track program, the sponsor of a new drug or biologic may ask the FDA to designate the drug or biologic as a fast-track product at any time during the clinical development of the product. The Modernization Act specifies that the FDA must determine if the product qualifies for fast-track designation within 60 days of receipt of the sponsor’s request. Fast- track designated products may qualify for accelerated approval and priority review, or review within six months. Accelerated approval will be subject to:

•	post-approval studies and follow-up to validate the surrogate endpoint or confirm the effect on the clinical endpoint; and

•	prior review of all promotional materials.

If a preliminary review of the clinical data suggests that the product is effective, the FDA may initiate review of sections of an application for fast-track designation for a product before the application is complete. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act of 1992, which governs the time period goals to which the FDA has committed for reviewing an application, does not begin until the complete application is submitted.

In October 1998, the FDA granted our application for fast-track designation for Vitrase for the treatment of vitreous hemorrhage. During 2002 we submitted three sections of the Vitrase NDA as they were completed. The pre-clinical pharmacology and toxicology section was submitted in January 2002. The clinical section and the CMC section were submitted in October 2002. The FDA accepted those sections of the Vitrase NDA for review in December 2002, along with the pre-clinical pharmacology and toxicology section that was submitted in January 2002. On April 3, 2003, the FDA issued an approvable letter in which the FDA cited issues primarily related to the sufficiency of the efficacy data submitted with the NDA for Vitrase. We have submitted information to the FDA in response to its non-clinical comments contained in the approvable letter and are continuing to assess and discuss with the agency the clinical issues raised in the approvable letter. Based upon these discussions, we will determine the next appropriate steps in the approval process of Vitrase for the treatment of vitreous hemorrhage.

One of our product candidates, Caprogel, for the treatment of hyphema, has been designated by the FDA as an orphan drug. An orphan drug is defined in the 1984 amendments of the Orphan Drug Act as a drug intended to treat a condition affecting fewer than 200,000 persons in the United States. The Orphan Drug Act has numerous incentives including:

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

In the United States, physicians, hospitals and other healthcare providers that purchase pharmaceutical products generally rely on third-party payers, principally private health insurance plans, Medicare and, to a lesser extent, Medicaid, to reimburse all or part of the cost of the product and procedure for which the product is being used. Even if a product is approved for marketing by the FDA, there is no assurance that third-party payers will cover the cost of the product and related medical procedures. Currently, a Current Procedural Terminology (“CPT”) code has been established for the intravitreal injection of a pharmaceutical agent, which, we believe, will be appropriate for physician billing for a Vitrase injection. This code may result in reimbursement for the physician’s services in administering the drug, but will not result in reimbursement for the drug itself. Drug specific coverage policies are primarily developed by Medicare carriers following Medicare’s criteria for drug coverage, which include, among other requirements, that the drug be FDA-approved, be used in connection with a physician service and be medically reasonable for the treatment of an illness or injury. While reimbursement for Vitrase may be available under existing payment codes for miscellaneous injectable drugs, such reimbursement cannot be guaranteed. Each Medicare carrier reviews such reimbursement requests separately. Uniform national Medicare reimbursement for our injectable drug products will require a favorable National Coverage Determination for our injectable drug, which would be issued by CMS following review of an application by the manufacturer. Although they are not required to do so, private health insurers often follow the Medicare program’s lead when determining whether or not to reimburse for a drug. To support our applications for reimbursement coverage with Medicare and other major third-party payers, we intend to use data from clinical trials. The lack of satisfactory reimbursement for our drug products would limit their widespread use and lower potential product revenues.

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

Federal, state and local laws of general applicability, such as laws regulating working conditions, also govern us. In addition, we are subject to various federal, state and local environmental protection laws and regulations, including those governing the discharge of material into the environment. We do not expect the costs of complying with such environmental provisions to have a material effect on our earnings, cash requirements or competitive position in the foreseeable future.

Seasonality

Our business is not materially affected by seasonal factors.

Human Resources

As of February 28, 2005, we had 114 full-time employees. Of our employees, 28 are engaged in research and development, five in manufacturing, 13 in quality assurance and quality control, 52 in sales and marketing, and 16 in administration. Our employees do not have a collective bargaining agreement. We consider our relations with our employees to be good.

General Information

We incorporated in California in February 1992 as Advanced Corneal Systems, Inc. In March 2000, we changed our name to ISTA Pharmaceuticals, Inc., and we reincorporated in Delaware in August 2000. Our corporate headquarters and principal research laboratories are located at 15295 Alton Parkway, Irvine, CA 92618, and our telephone number is (949) 788-6000.

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

RISK FACTORS

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects:

Risks Related to Our Business

If we do not receive and maintain regulatory approvals for our product candidates, we will not be able to commercialize our products, which would substantially impair our ability to generate revenues and materially harm our business and financial condition.

Only two of our product candidates have received regulatory approval from the FDA. In May 2004, the FDA approved our NDA for Vitrase, in a lyophilized 6,200 USP units multi-purpose vial, for use as a spreading agent. In December 2004, the FDA approved our supplemental NDA for Vitrase for use as a spreading agent at a concentration of 200 USP units/mL in sterile solution. In June 2004, we received FDA approval of the NDA for Istalol for the treatment of glaucoma. Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States. Many other countries including major European countries and Japan have similar requirements.

The regulatory approval process is extensive, time-consuming and costly, and there is no guarantee that the FDA will approve additional NDAs for our product candidates, or that the timing of any such approval will be appropriate for our product launch schedule and other business priorities, which are subject to change. We have submitted two NDAs which are currently pending before the FDA, one for Vitrase for the treatment of vitreous hemorrhage and one for Xibrom for the treatment of ocular inflammation, eye pain and photophobia following cataract surgery.

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

In addition, we intend to market, pursuant to our collaborations, certain of our products, and perhaps have certain of our products or raw materials manufactured, in foreign countries. The process of obtaining approvals in foreign countries is subject to delay and failure for similar reasons.

If our products do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

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

In addition, our ability to market and promote our products is restricted to the labels approved by the FDA. If the approved labels are restrictive, our sales and marketing efforts and market acceptance and the commercial potential of our products may be negatively affected. For example, should the market not widely accept Vitrase for usage based on the label of the approved NDA, we may have to await approval of additional indications in order to reach the full market potential for this drug.

If our products do not gain market acceptance, we may not be able to fund future operations, including the development or acquisition of new product candidates and/or our sales and marketing efforts for our approved products, which would cause our business to suffer.

If we are unable to sufficiently develop our sales, marketing and distribution capabilities and/or enter into agreements with third parties to perform these functions, we will not be able to commercialize our products.

We are continuing to develop and enhance our sales, marketing and distribution capabilities. Although we have recently expanded our capabilities, our current resources in these areas are limited. In order to commercialize any products successfully, we must continue to develop and expand substantial sales, marketing and distribution capabilities, and/or maintain our arrangements with Ventiv and Cardinal Health or establish other collaborations or other arrangements with third parties to perform these services. We do not have extensive experience in these areas, and we may not be able to establish adequate in-house sales, marketing and distribution capabilities or engage and effectively manage relationships with third parties to perform any or all of such services. To the extent that we enter into co-promotion, licensing or other third party arrangements, our product revenues and returns are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, whose efforts may not be successful.

If we fail to properly manage our anticipated growth, our business could suffer.

Rapid growth of our business is likely to place a significant strain on our managerial, operational and financial resources and systems. We have increased our full-time employee count from 42 as of December 31, 2003 to 114 as of February 28, 2005. We plan to expand our sales force from 41 sales representatives currently to approximately 50 sales representatives by the end of the first quarter of 2005 to support our commercial launch of Vitrase for use as a spreading agent. We further intend to expand our sales force to approximately 70 persons in conjunction with our expected U.S. launch of Xibrom, if approved by the FDA. To execute our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We will be dependent on our personnel and third parties to effectively manufacture, market, sell and distribute our products. We will also depend on our personnel and third parties to successfully develop and acquire new products. Further, our anticipated growth will place additional strain on our suppliers and manufacturers, resulting in increased need for us to carefully manage these relationships and monitor for quality assurance. Although we cannot assure you that we will, in fact, grow as we expect, if we fail to manage our growth effectively or to develop and expand a successful commercial infrastructure to support marketing and sales of our products, our business and financial results will be materially harmed.

We have generated minimal revenue from product sales to date, we have a history of net losses and negative cash flow, and we may need to raise additional working capital.

We have generated minimal revenue from product sales to date, and we may never generate significant revenues from product sales in the future. For example, during 2004, we generated net product sales of Istalol of $1.6 million, which was the initial stocking order. We believe generic substitution limited Istalol prescription activity in 2004. In October 2004, the FDA granted Istalol a “BT” rating, which means that prescriptions of Istalol cannot be legally substituted at pharmacies with generic timolol maleate solutions. As pharmacies comply with Istalol’s “BT” rating and cease further generic substitutions, we expect Istalol prescription activity to increase in 2005. Although we expect our sales of Istalol to increase in future periods assuming Istalol prescription activity increases and wholesalers replenish their Istalol inventories, we cannot guarantee that Istalol sales will increase or that our product sales will be significant in the future.

In addition, we have never been profitable, and we might never become profitable. As of December 31, 2004, our accumulated deficit was $188.1 million, including a net loss of approximately $40.4 million. As of December 31, 2004, we had approximately $27.7 million in cash and cash equivalents and short-term investments and working capital of $18.9 million. In January 2005, we sold 6,325,000 shares of common stock under our shelf registration statement in our underwritten public offering for net proceeds to us of $52.8 million. We believe our current cash and cash equivalents and short-term investments on hand will be sufficient to finance anticipated capital and operating requirements for at least the next twelve months. We anticipate, however, that our operating expenses will substantially increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products.

If we are unable to generate sufficient product revenues, we may be required to raise additional capital in the future through collaborative agreements, private investment in public equity financings, and various other public or private equity or debt financings. If we are required to raise additional capital in the future there can be no assurance that the additional financing will be available on favorable terms, or at all. If we fail to obtain additional capital as and when required such failure could have a material adverse impact on our operating plan and business.

If actual future payments for allowances, discounts, returns, rebates and chargebacks exceed the estimates we made at the time of the sale of our products, our financial position, results of operations and cash flows may be materially and negatively impacted.

We recognize product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. Such estimates require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Based on industry practice, pharmaceutical companies, including us, have liberal return policies. Generally, we are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures. In addition, like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback is the difference between the price the wholesale customer pays and the price that the wholesale customer’s end-customer pays for a product. Actual results may differ significantly from our estimated allowances for discounts, returns, rebates and chargebacks. For instance, because of generic substitution, Istalol prescription activity during the fourth quarter of 2004 was not in line with our expectations. As a result, we did not record any Istalol product sales during the fourth quarter of 2004. In addition, we increased our reserves for sales returns and also for discounts related to managed care and government contracts entered into during the fourth quarter of 2004. The increase in reserves in the fourth quarter of 2004 resulted in negative net product sales during the fourth quarter of ($165,000). Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. In addition, our financial position, results of operations and cash flows may be materially and negatively impacted if actual future payments for allowances, discounts, returns, rebates and chargebacks exceed the estimates we made at the time of the sale of our products.

We may be unable to execute our strategic plan, which could have a material adverse impact on our business and financial condition.

Our ability to execute our strategic plan is dependent upon our ability to gain additional regulatory approvals for our product candidates and market acceptance for our approved products, expand our commercial infrastructure to support multiple product launches, conduct business development efforts to further expand our late-stage product pipeline, and pursue opportunistic acquisitions of or licenses for marketed products.

We have limited sales, marketing and distribution capabilities to support the marketing of any products, and we do not have significant experience in managing third-party manufacturers of any products in commercial quantities. In addition, if we acquire or obtain licenses for late-stage development products, our ability to successfully commercialize such products will also be dependent on our ability to successfully complete development of such products, including obtaining the necessary regulatory approvals. For example, we have obtained a license for U.S. marketing rights to Xibrom and ecabet sodium from Senju, and we have obtained a license for worldwide rights to Caprogel from the Eastern Virginia Medical School. We are responsible for the development of Xibrom, ecabet sodium and Caprogel.

We may not be able to identify any product acquisition opportunities or be successful in negotiating favorable terms for any such product acquisitions. Should we be successful in acquiring or licensing any products, we will need to enhance our sales, marketing, distribution and manufacturing capabilities, each of which will require substantial financial and management resources. Our failure to establish effective sales, marketing, distribution and manufacturing capabilities on a timely basis would adversely affect our ability to commercialize our products, including any acquired products. If we are unable to execute our strategic plan on a timely basis, our ability to generate revenues would be substantially impaired which would materially harm our business and financial condition.

If we have problems with our contract manufacturers, our product development and commercialization efforts could be delayed or stopped.

We have entered into a master services agreement with R.P. Scherer West, Inc., which was subsequently acquired by and remains a wholly owned subsidiary of Cardinal Health, Inc., for the manufacture of commercial quantities of our Vitrase product in a lyophilized 6,200 USP units multi-purpose vial and a supply agreement with Alliance Medical Products, Inc. for the manufacture of commercial quantities of our Vitrase product in 200 USP units/mL in sterile solution. We also have entered into a manufacturing services agreement with Bausch & Lomb Incorporated for the manufacture of commercial quantities of Istalol and, if approved, Xibrom. Other than Istalol and Vitrase, to date, we have needed these products only in amounts sufficient for clinical trials. Before any contract manufacturer can produce commercial quantities of a product, we must demonstrate to the FDA’s satisfaction that the product source for commercial quantities is substantially equivalent to the supply of the product used in our clinical trials. Such demonstration may include the requirement to conduct additional clinical trials. In addition, the manufacturing facilities of all of our contract manufacturers must comply with current Good Manufacturing Practice, or GMP, regulations, which the FDA strictly enforces. Moreover, the facilities of the contract manufacturer must undergo and pass pre-approval inspections by the FDA before any of our products can be approved for commercial manufacture and, once approved, such facilities must maintain their compliance and good standing with regulatory authorities. We cannot assure you that R.P. Scherer West, Alliance Medical Products, Bausch & Lomb, or any other manufacturer we may contract with in the future will be able, as applicable, to develop processes necessary to produce substantially equivalent product to those products used in our clinical trials so that regulatory authorities will approve them as a manufacturer, or that such facilities, once approved, will produce on a timely basis enough product to meet our sales demands, or that they will maintain their compliance and good standing with regulatory authorities. Any such failures could delay or stop our efforts to develop our product candidates and commercialize our products.

Our collaborative partners may terminate, or fail to perform their duties under, our collaboration agreements, in which case our ability to commercialize our products may be significantly impaired.

We have entered into collaborations with Senju relating to Istalol, Xibrom and ecabet sodium. We have also entered into collaborations with Allergan and Otsuka relating to the commercialization of Vitrase in specified markets outside the United States for ophthalmic uses for the posterior region of the eye. In September 2004, we entered into a new agreement with Allergan, replacing our previous Vitrase collaboration, under which we reacquired all rights to market and sell Vitrase for all uses in the United States and other specified markets. Allergan retains an option to commercialize Vitrase for the posterior segment of the eye in Europe upon approval. If Allergan exercises its option, we will be dependent upon Allergan for the commercialization of Vitrase for such approved uses in Europe. If Allergan does not exercise its option, then such European rights will revert to ISTA, and we will pay Allergan a royalty on our European sales of Vitrase for use in the posterior segment of the eye. We depend on Otsuka for obtaining regulatory approval of Vitrase for ophthalmic uses for the posterior region of the eye in Japan, and if such approval is obtained, we will be dependent upon Otsuka for the commercialization of Vitrase for such approved uses in Japan. The amount and timing of resources that our partners dedicate to our collaborations is not within our control. Accordingly, any breach or termination of our agreements by, or disagreements with, these collaborators could delay or stop the development and/or commercialization of our product candidates within the scope of these collaborations, or, in the case of Allergan and Otsuka, adversely impact our receipt of milestone payments, profit splits, royalties, and other consideration from these collaborations. Our collaborative partners may change their strategic focus, terminate our agreements or choose not to exercise their options, on relatively short notice, or pursue alternative technologies. Our agreements with Otsuka and Senju contain reciprocal terms providing that neither we nor they may develop products that directly compete in the same form with the products involved in the collaboration.

Nonetheless, there can be no assurances that our collaborators will not develop competing products in different forms or products that compete indirectly with our products.

If we have problems with our sole source suppliers, our product development and commercialization efforts for our product candidates could be delayed or stopped.

Some materials used in our products are currently obtained from a single source. Biozyme Laboratories, Ltd. is currently our only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase. Our supply agreement with Biozyme ends in August 2007, after which any further supply of hyaluronidase by Biozyme to us would be subject to Biozyme’s agreement. While we are currently pursuing additional sources for this material, our success in establishing such additional supply agreements cannot be assured. We have also entered into supply agreements with R.P. Scherer West and Alliance Medical Products to manufacture commercial quantities of Vitrase in a lyophilized 6,200 USP units multi-purpose vial and 200 USP units/mL in sterile solution, respectively. Currently, R.P. Scherer West and Alliance Medical Products each is our sole source for Vitrase in these respective configurations. We also have supply agreements with Bausch & Lomb to manufacture commercial quantities of Istalol and, if approved, Xibrom. Currently, Bausch & Lomb is our sole source for Istalol and Xibrom.

We have not established and may not be able to establish arrangements with additional suppliers for these ingredients or products. Difficulties in our relationship with our suppliers or delays or interruptions in such suppliers’ supply of our requirements could limit or stop our ability to provide sufficient quantities of our products, on a timely basis, for clinical trials and, for our approved products, could limit or stop commercial sales, which would have a material adverse effect on our business and financial condition.

We depend on our Chief Executive Officer, Vicente Anido, Jr., Ph.D., and other key personnel, to execute our strategic plan.

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

Risks Related to Our Industry

Compliance with extensive government regulations to which we are subject is expensive and time consuming, and may result in the delay, cessation or cancellation of product sales, introductions or modifications.

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

We are dependent on receiving and maintaining FDA and other governmental approvals in order to manufacture, market, sell and ship our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products, or will take post-approval action limiting, modifying or revoking our ability to manufacture or sell our products, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations.

To the extent that our products are reimbursed by the Medicare, Medicaid and other federal programs, our marketing and sales activities will be subject to regulation. Federal agencies in recent years have initiated investigations against and entered into multi-million dollar settlements with a number of pharmaceutical companies alleging violations of fraud and abuse provisions. We will need to ensure that our sales force is properly trained to comply with these laws. Even with such training, there is a risk that some of our marketing practices could come under scrutiny, or that we will not be able to institute or continue certain marketing practices.

Our suppliers and manufacturers are subject to regulation by the FDA and other agencies, and if they do not meet their commitments, we would have to find substitute suppliers or manufacturers, which could delay or prevent the supply of our products to market.

Regulatory requirements applicable to pharmaceutical products make the substitution of suppliers and manufacturers costly and time consuming. We have no internal manufacturing capabilities and are, and expect to be in the future, entirely dependent on contract manufacturers and suppliers for the manufacture of our products and for their active and other ingredients. The disqualification of these suppliers through their failure to comply with regulatory requirements could negatively impact our business because the delays and costs of obtaining and qualifying alternate suppliers (if such alternative suppliers are available, which we cannot assure) could delay clinical trials or otherwise inhibit our ability to bring approved products to market or could result in a delay or disruption in the manufacture, marketing or sales of our products, which would have a material adverse affect on our business and financial condition.

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

We currently own or license 53 U.S. and foreign patents and 43 U.S. and foreign pending patent applications. There can be no assurance that our existing patents, or any patents issued to us as a result of such applications, will provide a basis for commercially viable products, will provide us with any competitive advantages, or will not face third-party challenges or be the subject of further proceedings limiting their scope or enforceability. We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. In addition, costly litigation could be necessary to protect our patent position. We license patents from the Eastern Virginia Medical School for Caprogel and from Senju for Istalol, Xibrom and ecabet sodium. Some of these license agreements do not permit us to control the prosecution, maintenance, protection and defense of such patents. If the licensor chooses not to protect its own patent rights, we may not be able to take actions to secure our related product marketing rights. In addition, if such patent licenses are terminated before the expiration of the licensed patents, we may no longer be able to continue to manufacture and sell such products as may be covered by the patents.

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

We also rely on trademarks to protect the names of our products. These trademarks may be challenged by others. If we enforce our trademarks against third parties, such enforcement proceedings may be expensive. Some of our trademarks, including Caprogel and Xibrom, are owned by or assignable to our licensors Eastern Virginia Medical School and Senju, and upon expiration or termination of the license agreements, we may no longer be able to use these trademarks.

In addition to protecting our own intellectual property rights, we may be required to defend against third parties who assert patent, trademark or copyright infringement or other intellectual property claims against us based on what they believe are their own intellectual property rights. We may be required to pay substantial damages, including but not limited to treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s intellectual property rights. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from other business concerns. Further, we may be stopped from developing, manufacturing or selling our products until we obtain a license from the owner of the relevant technology or other intellectual property rights. If such a license is available at all, it may require us to pay substantial royalties or other fees.

We have not conducted an extensive search of patents issued to other parties and no assurance can be given that such patents do not exist, haven not been filed, or could not be issued which contain claims relating to our technology and products. If such patents do exist, the owners may bring claims against us for infringement, which might have an adverse effect on our business.

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

Both governmental and private third-party payers are increasingly attempting to limit both the coverage and the level of reimbursement of new drug products to contain costs. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third-party payers may not establish adequate levels of reimbursement for any of our approved products or products we develop or acquire in the future, which could limit their market acceptance and result in a material adverse effect on our financial condition.

Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

Our principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. We launched our first product, Istalol, in the third quarter of 2004. For the year ended December 31, 2004, our three largest customers accounted for 15%, 40% and 25%, respectively, of our net revenues. The loss of any of these customers could materially adversely affect our business, results of operations and financial condition and our cash flows. In addition, none of our customers are party to any long-term supply agreements with us which would enable them to change suppliers freely should they wish to do so.

The rising cost of healthcare and related pharmaceutical product pricing has lead to cost-containment pressures that could cause us to sell our products at lower prices, resulting in less revenue to us.

Any of our products that have been or in the future are approved by the FDA may be purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Such third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of such organizations, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products. Furthermore, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could negatively and materially impact our revenues and financial condition. We anticipate that we will encounter similar regulatory and legislative issues in most other countries outside the United States.

We face intense competition and rapid technological change that could result in the development of products by others that are superior to the products we are developing. In addition, we face competition from manufacturers of generic drugs which may have an adverse impact on our product revenues.

We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors may include Allergan, Alcon Laboratories, Inc., Amphastar Pharmaceuticals, Inc., Bausch & Lomb, Halozyme Therapeutics, Inc., Johnson & Johnson, Novartis AG, Pfizer, Inc., Eli Lilly and Company and Inspire Pharmaceuticals, Inc. These competitors may develop technologies and products that are more effective or less costly than our current or future products or product candidates or that could render our technologies, products and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. Many of our competitors also have more resources committed to and expertise in effectively commercializing, marketing, and promoting products approved by the FDA, including communicating the effectiveness, safety and value of the products to actual and prospective customers and medical professionals. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

In addition, competition from generic drugs is a major challenge in the United States to branded drug companies, like us, and may have a material adverse effect on our product revenues. In October 2004, the FDA granted Istalol a “BT” rating, which means that prescriptions for Istalol cannot be substituted legally at pharmacies with generic timolol maleate products. Nonetheless, we believe that certain pharmacies may have substituted, and may be continuing to substitute, Istalol prescriptions with generic timolol maleate solutions. We have commenced an educational campaign to make our customers and pharmacies aware of Istalol’s BT rating and that Istalol cannot be substituted legally at pharmacies with generic timolol maleate products. In October 2004, the FDA informed us that Vitrase (hyaluronidase for injection; lyophilized, ovine) for use as a spreading agent to facilitate the dispersion and absorption of other drugs was entitled to five-year new chemical entity market exclusivity pursuant to the federal Food, Drug and Cosmetic Act. The FDA indicated that Vitrase’s new chemical entity exclusivity would bar submission to FDA of certain third party 505(b)(2) NDAs and Abbreviated New Drug Applications, or ANDAs, for drugs containing the same active moiety as Vitrase. The submission bar would be for five years from Vitrase’s approval date (i.e., May 5, 2004) or for four years in the case of patent challenges. The FDA also said that Vitrase’s new chemical entity exclusivity is not a prohibition on FDA’s review and approval of any 505(b)(2) NDA or ANDA that was submitted to the agency before Vitrase was granted five-year exclusivity. In October 2004, the FDA approved Amphadase (hyaluronidase) injection, USP, 150 IU mL, a bovine-sourced hyaluronidase, for use as a spreading agent. Amphadase, manufactured by Amphastar Pharmaceuticals, Inc., is the generic equivalent of a branded bovine-sourced hyaluronidase which is no longer commercially available. Our ability to secure the benefit of the Vitrase market exclusivity depends on a variety of factors, some of which are beyond our control, including, among others, the timing, content and outcome of actions and decisions by the FDA and other regulatory authorities regarding third party products and the impact and scope of the Vitrase market exclusivity and its affect on third party products.

We are exposed to product liability claims, and insurance against these claims may not be available to us on reasonable terms, or at all.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims by consumers and other third parties. As a commercial company, we have begun to market and promote our approved products, like Istalol and Vitrase, and we may be subject to various product liability claims. In addition, we may in the future recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. We cannot assure you that we will not experience material losses due to product liability claims, product recalls or corrections. These events, among others, could result in additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling that could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market. Furthermore, any adverse publicity associated with such an event could cause consumers to seek alternatives to our products, which may cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the event.

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

Since 2001 until the present, the daily closing price per share of our common stock has ranged from a high of $133.75 per share to a low of $2.60 per share, as adjusted for the 1-for-10 reverse stock split affected November 2002. Our stock price has been and may continue to be subject to significant volatility. The following factors, in addition to other risks and uncertainties described in this prospectus supplement and the accompanying prospectus, may cause the market price of our common stock to fall:

•	the scope, outcome and timeliness of any governmental, court or other regulatory action that may involve us, including, without limitation, the scope, outcome or timeliness of any inspection or other action of the FDA;

•	market acceptance and demand for our approved products;

•	the availability to us, on commercially reasonable terms or at all, of third-party sourced products and materials;

•	timely and successful implementation of our strategic initiatives, including the expansion of our commercial infrastructure to support the marketing, sale, and distribution of our approved products;

•	developments concerning proprietary rights, including the ability of third parties to assert patents or other intellectual property rights against us which, among other things, could cause a delay or disruption in the development, manufacture, marketing or sale of our products;

•	competitors’ publicity regarding actual or potential products under development or new commercial products, and the impact of competitive products and pricing;

•	period-to-period fluctuations in our financial results;

•	public concern as to the safety of new technologies;

•	future sales of debt or equity securities by us;

•	sales of our securities by our directors, officers or significant shareholders;

•	comments made by securities analysts; or

•	economic and other external factors, including disasters and other crises.

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

The average daily trading volume in our common stock for the twelve-month period ended December 31, 2004 was approximately 66,642 shares and the average daily number of transactions was approximately 208 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Future sales of shares of our common stock may negatively affect our stock price.

As a result of our bridge financing in September 2002, our PIPE financing transaction in November 2002, our follow-on public offering in November 2003, our registered direct offerings in August 2004 and our follow-on public offering in January 2005, we issued approximately 23.7 million shares of our common stock. The shares of common stock issued in connection with these transactions represent approximately 92% of our common stock outstanding as of March 8, 2005. In connection with our bridge financing and our PIPE financing transaction, we also issued warrants exercisable for the purchase of up to an aggregate of 1,842,104 shares of our common stock based upon a purchase price of $3.80 per share. We filed a registration statement on Form S-3 (Registration No. 333-103820), which was declared effective on June 6, 2003, to cover sales of the shares issued to the PIPE investors and issuable to the PIPE and bridge investors upon conversion of the warrants. The exercise of these warrants could result in significant dilution to our shareholders at the time of exercise. We also filed a registration statement on Form S-2 (Registration No. 333-109576) in connection with our November 2003 follow-on public offering, which was declared effective on November 12, 2003, in which we issued and sold 4,000,000 shares of our common stock. In April 2004, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective in May 2004, providing for the offering from time to time of up to $75 million of our securities, which may consist of common stock, preferred stock, warrants, or debt securities. On August 6, 2004 we sold 1,570,000 shares of common stock under our shelf registration statement for an aggregate purchase price of $13.3 million, or $8.50 per share, before placement agency fees and other offering expenses. On August 10, 2004, we sold 250,000 shares of common stock under our shelf registration statement for an aggregate purchase price of $2.1 million, or $8.50 per share, before offering expenses. In January 2005, we sold 6,325,000 shares of our common stock under our universal shelf registration statement in an underwritten public offering for an aggregate purchase price of $56.2 million, or $8.88 per share, before offering expenses and underwriting discounts.

In the future, we may issue additional shares of common stock or other equity securities, including but not limited to options, warrants or other derivative securities convertible into our common stock, which could result in significant dilution to our stockholders.

Concentration of ownership and contractual board rights could delay or prevent a change in control or otherwise influence or control most matters submitted to our stockholders and could enable certain shareholders to exert control over us and our significant corporate decisions.

As of March 8, 2005, our directors, officers, and principal stockholders together control approximately 55% of our voting securities, a concentration of ownership that could delay or prevent a change in control. We are obligated to include a representative of Investor Growth Capital as a nominee for election to our board of directors and Sprout Capital has the right to designate two such nominees. Our principal stockholders, if acting together, would be able to influence and possibly control most matters submitted for approval by our stockholders, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

We are also subject to anti-takeover provisions under Delaware law, each of which could delay or prevent a change of control. Together these provisions and the shareholder rights plan may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

We do not anticipate declaring any cash dividends on our common stock.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business.

Item 2: Properties.

We currently lease facilities, which approximate 34,877 square feet of laboratory and office space, in Irvine, California. The term of our Irvine, California leasehold expires October 31, 2009. We believe that these two facilities are adequate for our immediate needs. Additional space will be required, however, as we expand our research and clinical development, manufacturing and selling and marketing activities. We do not foresee any significant difficulties in obtaining any required additional facilities close to our current facility.

Item 3: Legal	Proceedings.

We are involved in legal proceedings incidental to our business from time to time. We believe that pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

Item 4: Submission	of Matters to a Vote of Security Holders.

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on October 20, 2004.

Proposal No. 1: The stockholders elected three Class I directors to serve for a term of three years expiring upon the 2007 Annual Meeting of Stockholders or until his successor has been duly elected and qualified.

Nominee	Votes For	Votes Withheld
Peter Barton Hutt	17,300,230	597,654
Benjamin F. McGraw III, Pharm.D.	17,198,391	699,493
Liza Page Nelson	15,986,482	1,911,402

The names and biographies of each continuing director, including those elected at the Annual Meeting of Stockholders on October 20, 2004, are set forth in Part III, Item 10 below.

Proposal No. 2: The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ended December 31, 2004 (with 17,888,839 votes for, 9,030 votes against, and 15 votes abstaining).

Proposal No. 3: The stockholders approved and adopted the Company’s 2004 Performance Incentive Plan (with 14,891,247 votes for, 1,136,647 votes against, and 1,361 votes abstaining).

PART II

Item 5:    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed on the Nasdaq National Market under the symbol “ISTA.” The following table shows the high and low closing sale prices for our common stock as reported by the Nasdaq National Market during the calendar quarters indicated:

	High	Low
Year Ended December 31, 2003
First Quarter	$8.24	$3.10
Second Quarter	6.83	4.05
Third Quarter	8.35	6.01
Fourth Quarter	12.00	7.65

Year Ended December 31, 2004
First Quarter	$12.87	$9.15
Second Quarter	15.05	9.50
Third Quarter	12.55	8.55
Fourth Quarter	12.19	9.19

Year Ended December 31, 2005
First Quarter (through March 8, 2005)	$11.00	$8.65

Holders of Common Stock

As of March 8, 2005, there were approximately 239 stockholders of record of our common stock based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

The information specified by Item 201(d) of Regulation S-K of the Securities Act of 1933, as amended, regarding our equity compensation plans is set forth in Part III, Item 12 below.

Item 6: Selected Financial Data.

The following selected financial data are derived from our consolidated financial statements. The data should be read in conjunction with our consolidated financial statements, related notes, and other financial information included herein.

	Year Ended December 31,
	(in thousands, except per share data)
	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:
Revenues:
Product sales, net	$1,619	$—	$—	$—	$—
License revenue	278	278	278	—	—

Total revenue	1,897	278	278	—	—

Cost of products sold	1,427	—	—	—	—

Gross profit margin	470	278	278	—	—
Costs and expenses:
Research and development	15,583	17,250	14,751	15,770	16,200
Selling, general and administrative	25,841	8,635	8,224	7,538	6,455

Total costs and expenses	41,424	25,885	22,975	23,308	22,655

Loss from operations	(40,954)	(25,607)	(22,697)	(23,308)	(22,655)
Interest income	584	372	213	826	848
Interest expense	(54)	(10)	(473)	(25)	(50)

Net loss	(40,424)	(25,245)	(22,957)	(22,507)	(21,857)
Deemed dividend to preferred stockholders	—	—	—	—	(19,245)

Net loss attributable to common stockholders	$(40,424)	$(25,245)	$(22,957)	$(22,507)	$(41,102)

Net loss per common share, basic and diluted(1)	$(2.22)	$(1.83)	$(7.53)	$(14.43)	$(60.13)

Shares used in computing net loss per share, basic and diluted(1)	18,190	13,803	3,049	1,559	684

(1)	As discussed in the Notes to the Consolidated Financial Statements, in November 2002 we completed a 1-for-10 reverse stock split to the then outstanding common stock. All historical common shares and per share data have been adjusted for the reverse stock split.

	As of December 31,
	(in thousands)
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$27,748	$48,463	$35,712	$15,602	$25,729
Working capital	18,872	44,193	33,046	12,079	23,386
Total assets	30,373	50,182	37,135	16,956	28,021
Deferred revenue	4,166	4,444	4,722	5,000	—
Other long-term obligations	455	9	10	2	12
Accumulated deficit	(188,063)	(147,639)	(122,394)	(99,437)	(76,930)
Total stockholders’ equity	15,318	40,424	29,228	7,940	24,564

Item 7:    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a specialty pharmaceutical company focused on the commercialization and development of unique and uniquely improved products for serious conditions of the eye. We recently launched in the United States our first product, Istalol for the treatment of glaucoma, and our second product, Vitrase for use as a spreading agent. In addition, we have two New Drug Applications, or NDAs, on file with the U.S. Food and Drug Administration, or FDA, one for Vitrase for the treatment of vitreous hemorrhage and one for Xibrom for the treatment of ocular inflammation, eye pain and photophobia following cataract surgery.

We continue to expand our commercial infrastructure in connection with the marketing, sale and distribution of our approved products in the United States. We estimate that approximately 10,000 ophthalmologists write the majority of the prescriptions for serious conditions of the eye in the United States. In connection with our recent launch of Vitrase, we plan to expand our sales force to approximately 50 sales representatives by the end of the first quarter of 2005 to better reach this physician population. We further intend to expand our sales force to approximately 70 persons in conjunction with our expected U.S. launch of Xibrom, if approved by the FDA. We intend to leverage our commercial capabilities for our other late-stage product candidates and additional products we may develop or acquire in the future.

Additionally, in January 2005, we sold 6,325,000 shares of our common stock under our universal shelf registration statement in an underwritten public offering for an aggregate purchase price of $56.2 million, or $8.88 per share, before offering expenses and underwriting discounts. We intend to use the proceeds to finance potential acquisitions and licensing of complementary businesses, assets, technologies and products that we may consider from time to time; and fund the continued development of our product candidates, the expansion of our commercial infrastructure to commercialize our approved products and other general corporate purposes, including working capital.

While we currently have two products available for sale, we have not generated any significant revenues from sales of our products. We have incurred losses since inception and had an accumulated deficit of $188.1 million through December 31, 2004. Our losses have resulted primarily from research and development activities, including clinical trials, related general and administrative expenses, a deemed dividend to holders of our preferred stock which is no longer outstanding, and increased selling, general and administrative expenses related to the expansion of our commercial infrastructure. In addition, we expect our operating expenses to increase substantially from historical levels in connection with our continued expansion of our commercial infrastructure to support the manufacture, marketing, sale and distribution of our approved products. As a result, we expect to continue to incur operating losses for the foreseeable future until we are able to generate sufficient product revenues to support our then current cost structure.

Results of Operations

The following discussion of our results of operations generally reflects our transition to a commercial stage company with a primary focus on ophthalmology.

Years Ended December 31, 2004, 2003 and 2002

Revenue. Revenue was approximately $1.9 million in 2004, as compared to $278,000 in 2003 and $278,000 in 2002. In the third quarter of 2004, we launched our first commercial product, Istalol, a once-a-day, eye drop solution of timolol, a beta-blocking agent for the treatment of glaucoma. Net product sales for 2004 were $1.6 million, which was Istalol’s initial stocking order. There were no product sales during 2003 and 2002. We believe that many Istalol prescriptions were filled in 2004 with generic product at retail pharmacies which limited Istalol sales in 2004. Because of generic substitution, Istalol prescription activity in 2004 was not in line with our expectations. As a result, we did not record any Istalol product sales during the fourth quarter of 2004. In addition, we increased our reserves for sales returns and also for discounts related to managed care and government contracts entered into during the fourth quarter of 2004. The increase in reserves in the fourth quarter of 2004 resulted in negative net product sales during the fourth quarter of 2004 of ($165,000). In October 2004, the FDA granted Istalol a “BT” rating, which means that prescriptions of Istalol cannot be substituted legally at pharmacies with generic timolol maleate products. As pharmacies comply with Istalol’s “BT” rating and cease further generic substitutions, we expect Istalol prescription activity to increase in 2005. However, we believe that any additional Istalol sales in 2005 will be dependent upon wholesalers exhausting their current inventories and customer demand for the product.

In addition to product revenues in 2004, we reported license revenue of $278,000 in 2004, 2003 and 2002, which reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

Cost of products sold. Cost of products sold were $1.4 million in 2004. There were no product sales during 2003 and 2002. Cost of products sold included inventory reserves of $785,000 related to manufacturing validation inventories of Istalol and Vitrase produced in conjunction with the development of these products. Upon FDA approval of Istalol and Vitrase in the second quarter of 2004, these validation inventories were capitalized into commercial inventory. Product gross margin for the year ended December 31, 2004 was $192,000, or 12%. We expect product gross margin to improve in 2005 commensurate with our product sales growth.

Research and development expenses. Research and development expenses were $15.6 million in 2004, $17.3 million in 2003 and $14.8 million in 2002. Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial scale manufacturing capabilities for Vitrase, Istalol and Xibrom. Research and development expenses for 2004 included $3.6 million in milestone payments under various licensing agreements.

We generally classify and separate research and development expenditures into amounts related to preclinical research, clinical development and manufacturing development. In 2004, approximately 41% of our research and development expenditures were for preclinical research, approximately 37% was spent on clinical development and approximately 22% was spent on manufacturing development.

Changes in our research and development expenses are primarily due to the following:

•	Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for 2004 decreased by $4.5 million from 2003. The decrease in clinical costs in 2004 was primarily due to the completion of the Xibrom Phase III clinical study.

•	Regulatory Costs — Regulatory costs for 2004 increased by $1.2 million from 2003. The increase is primarily attributable to the increase in headcount to support our commercial scale-up in preparation for the launch of Istalol and Vitrase for use as a spreading agent and the FDA fees associated with Istalol and Xibrom, offset by the reimbursement of the NDA filing fee paid to the FDA in 2003 for Vitrase for use as a spreading agent.

•	Direct Research Costs — Research costs for 2004 remained relatively flat as compared to 2003.

•	Manufacturing Development Costs — Contract manufacturing costs for 2004 decreased by $2.2 million from 2003. The decrease in manufacturing development costs was the result of obtaining FDA approval for Vitrase for use as a spreading agent and Istalol, which resulted in the capitalization of various amounts into commercial inventory.

•	Medical Affairs Costs — Medical Affairs costs for 2004 increased by $239,000 from 2003. The Medical Affairs department was created during 2004 to provide additional expertise to the Company. The costs in 2004 primarily relate to personnel costs.

Our research and development activities reflect our efforts to advance our product candidates through the various stages of pre-clinical, clinical and regulatory product development. The expenditures that will be necessary to execute our development plans are subject to numerous uncertainties, which may affect our research and development expenditures and capital resources. For instance, the duration and the cost of clinical trials may vary significantly depending on a variety of factors including a trial’s protocol, the number of patients in the trial, the duration of patient follow-up, the number of clinical sites in the trial, and the length of time required enrolling suitable patient subjects. Even if earlier results are positive, we may obtain different results in later stages of development, including failure to show the desired safety or efficacy, which could impact our development expenditures for a particular product candidate. Although we spend a considerable amount of time planning our development activities, we may be required to alter from our plan based on new circumstances or events or our assessment from time to time of a product candidate’s market potential, other product opportunities and our corporate priorities. Any deviation from our plan may require us to incur additional expenditures or accelerate or delay the timing of our development spending. Furthermore, as we obtain results from trials and review the path toward regulatory approval, we may elect to discontinue development of certain product candidates in certain indications, in order to focus our resources on more promising candidates or indications.

We expect our research and development expenses in 2005 to be substantially the same as 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses were $25.8 million in 2004, $8.6 million in 2003 and $8.2 million in 2002. The $17.2 million increase in selling, general and administrative expenses in 2004 was primarily attributable to (i) increases in selling and marketing expenses of $6.0 million to support the commercial launch of our approved products; (ii) increases in general and administrative expenses of $1.2 million due to increased administrative costs related to expanding our commercial operations and other general corporate expenses principally related to accounting and auditing fees associated with the Sarbanes Oxley Act of 2002; and (iii) one-time payment of $10.0 million to Allergan, Inc. in connection with our reacquisition of all rights to market and sell Vitrase for all uses in the United States and other specified markets.

The increase in selling, general and administrative expenses in 2003, as compared to 2002, was primarily attributable to approximately $438,000 in directors’ and officers’ liability insurance premiums, $480,000 in consultant related costs associated with increased activity with our product pipeline, $631,000 in marketing activities, offset by a $1.2 million decrease in deferred compensation related to stock-based compensation.

We expect our selling, general and administrative expenses in 2005 to increase substantially from 2004 in connection with our continued expansion of our commercial infrastructure to support the manufacture, marketing, sale and distribution of our approved products.

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

For the year ended December 31, 2004, we granted stock options to employees to purchase 736,000 shares of common stock at a weighted average exercise price of $10.10 per share, equal to the fair market value of our common stock at the time of grant. We also granted restricted stock awards to non-employee directors to purchase 7,500 shares of common stock at a purchase price of $0.001 per share, which awards are subject to forfeiture until the first anniversary of the grant date. In previous years, we granted stock options to employees with a grant price less than the fair market value at the date of grant. Therefore, we anticipate recording deferred compensation expense of approximately $143,000, $20,000 and $4,000 for the years ended December 31, 2005, 2006 and 2007, respectively, related to these option grants.

In connection with the grant of stock options to employees and directors, we recorded deferred compensation of approximately $54,000, $110,000 and $93,000 during the years ended December 31, 2004, 2003 and 2002, respectively, and recorded amortization of $434,000, $956,000 and $2,160,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

Interest income. Interest income was $584,000 in 2004, $372,000 in 2003 and $213,000 in 2002. The increase in interest income in 2004 is attributable to higher average cash balances on hand as compared to 2003, primarily as a result of our receipt of $35.7 million of net proceeds in connection with our November 2003 equity financing and $14.5 million of net proceeds in connection with our August 2004 equity financings. The increase in interest income in 2003 over the prior year was also primarily attributable to higher average cash balances on hand, primarily as a result of our receipt of $37.3 of net proceeds in connection with our November 2002 equity financing and $35.7 million of net proceeds in connection with our November 2003 equity financing.

Interest expense. Interest expense was approximately $54,000 in 2004, $10,000 in 2003 and $473,000 in 2002. Interest expense incurred during 2004 was primarily attributable to the interest accrued on the $3.5 million liability due to Allergan as a result of our reacquisition of all rights to market and sell Vitrase in the United States and other specified markets. The interest expense incurred during 2003 was primarily attributable to the interest paid on the financing of our directors’ and officers’ insurance premiums. Interest expense incurred during 2002 was primarily attributable to approximately $412,000 related to the amortization of the fair value of the warrants issued in connection with the bridge loan in September 2002.

Income taxes. We incurred net operating losses in 2004, 2003 and 2002 and consequently did not pay any federal, state or foreign income taxes. At December 31, 2004, we had federal and California net operating loss carryforwards of approximately $134.9 million and $129.2 million, respectively, which we have fully reserved due to the uncertainty of realization. Our federal tax loss carryforwards will begin to expire in 2008, unless previously utilized. Our California tax loss carryforwards will begin to expire in 2005, unless previously utilized. We also have federal and California research tax credit carryforwards of approximately $4.6 million and $2.4 million, respectively. The federal research tax credits will begin to expire in 2010, unless previously utilized. Our California research tax credit carryforwards do not expire and will carryforward indefinitely until utilized. In addition, we have California manufacturer’s investment credit of approximately $34,000 that will begin to expire in 2008, unless previously utilized.

During 2002, a change in ownership, as described in the Internal Revenue Code Section 382, did occur and will limit our ability to utilize the net operating losses and tax credit carryforwards in the future.

Quarterly Results of Operations

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 31, 2004. This data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except earnings per share).

	Quarter Ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
	(Unaudited)
Revenue:
Product sales, net	$(165)	$1,784	$—	$—	$—	$—	$—	$—
License revenue	70	69	70	69	70	69	70	69

Total revenue	(95)	1,853	70	69	70	69	70	69

Cost of products sold	788	639	—	—	—	—	—	—

Gross profit margin	(883)	1,214	70	69	70	69	70	69

Costs and expenses:
Research and development	3,492	3,502	5,562	3,027	5,497	4,403	3,924	3,426
Selling, general and administrative	5,380	15,081	2,951	2,429	2,489	1,794	2,288	2,064

Total costs and expenses	8,872	18,583	8,513	5,456	7,986	6,197	6,212	5,490

Loss from operations	(9,755)	(17,369)	(8,443)	(5,387)	(7,916)	(6,128)	(6,142)	(5,421)
Interest income (expense), net	97	155	131	147	93	66	93	110

Net loss	$(9,658)	$(17,214)	$(8,312)	$(5,240)	$(7,823)	$(6,062)	$(6,049)	$(5,311)

Net loss per common share, basic and diluted	$(0.50)	$(0.93)	$(0.48)	$(0.30)	$(0.51)	$(0.46)	$(0.45)	$(0.40)

Product sales. In the third quarter of 2004, we launched our first commercial product, Istalol, a once-a-day, eye drop solution of timolol, a beta-blocking agent for the treatment of glaucoma. Net product sales for 2004 were $1.6 million, which was Istalol’s initial stocking order. There were no product sales during 2003 and 2002.

Research & development expenses. During 2004, our quarterly research and development expenses consisted primarily of costs associated with clinical trials, compensation and other expenses for research and development personnel, consultants, contract research organizations and the development of commercial manufacturing capabilities for Vitrase, Istalol and Xibrom. The quarterly decrease in research and development expenses was primarily due to the completion of clinical development and gaining product approvals. The overall decrease was offset by $3.6 million milestone payments under various licensing agreements. During 2003, our quarterly research and development expenses increased primarily as a result of the commencement of the Xibrom Phase III clinical trial and increased development and/or manufacturing spending related to Vitrase, Istalol, and Xibrom.

Selling, general & administrative expenses. During 2004, our quarterly selling, general and administrative expenses increased primarily as a result of an increase in marketing expenses associated with our commercial launch of our approved products; an increase in general and administrative expenses associated with costs related to expanding our commercial operations and other general corporate expenses principally related to accounting and auditing fees associated with the Sarbanes Oxley Act of 2002; and a $10.0 million milestone payment to Allergan recorded in the third quarter of 2004 in connection with our reacquisition of all rights to market and sell Vitrase for all uses in the United States and other specified markets. During 2003, our quarterly selling, general and administrative expenses increased primarily as a result of additional personnel expenses with the hiring of two additional key management employees and two additional executive employees, and other related facilities expenses.

Interest income (expense), net. During 2004, our quarterly net interest income increased from 2003 due to higher cash balances as a result of the follow-on public offering in November 2003 and the registered direct offerings in August 2004. During 2003, our quarterly net interest income increased from 2002 due to higher cash balances as a result of the PIPE transaction in November 2002 and the follow-on public offering in November 2003.

Net loss per common share, basic and diluted. Basic and diluted net loss per share computation for each quarter are independent and may not add up to the net loss per share computation for the respective year. See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the determination of basic and diluted net loss per share.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition.

We believe that the critical accounting policies that most impact our consolidated financial statements are as described below.

Revenue Recognition

Product sales. We recognize revenue from product sales, in accordance with Financial Accounting Standard No. 48 (FAS 48) “Revenue Recognition When Right of Return Exists”, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. If actual future payments for allowances for discounts, returns, rebates and chargebacks exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted. Such estimates require our most subjective and complex judgement due to the need to make estimates about matters that are inherently uncertain. Actual results may differ significantly from our estimates. For instance, because of generic substitution, Istalol prescription activity during the fourth quarter of 2004 was not in line with our expectations. As a result, we did not record any Istalol product sales during the fourth quarter of 2004. In addition, we increased our reserves for sales returns and also for discounts related to managed care and government contracts entered into during the fourth quarter of 2004. The increase in reserves in the fourth quarter of 2004 resulted in negative net product sales during the fourth quarter of ($165,000). Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition.

We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established reserves for such amounts at the time of sale. We recently launched our first marketed product, Istalol, in the third quarter of 2004 and to date actual Istalol returns have not exceeded our estimated allowances for returns. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns exceed our estimated allowances for returns.

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

Inventory

Inventory consists of currently marketed products. Inventory primarily represents raw materials used in production and finished goods inventory on hand, valued at standard cost. Inventories are reviewed periodically for slow-moving or obsolete status. If a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would record a reserve to adjust inventory to its net realizable value.

Inventory relates to both Istalol, for the treatment of glaucoma, Vitrase, lyophilized 6,200 USP units multi-purpose vial and Vitrase 200 USP units/mL for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs. Inventories are stated at standard cost (first in, first out).

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

Liquidity and Capital Resources

As of December 31, 2004, we had approximately $27.7 million in cash, cash equivalents and short-term investments and working capital of $18.9 million. During January 2005, we completed a public offering of our common stock at an aggregate purchase price of $56.2 million before offering expenses and underwriting discounts.

We have financed our operations since inception primarily through private equity sales and the sale of our common stock in our initial and follow-on public offerings. We received net proceeds of $10.0 million from the private sale of preferred stock in March 2000, $31.7 million from our initial public offering in August 2000, $4.0 million from the private sale of common stock in December 2001, $5.0 million from a license fee payment in December 2001, $4.0 million from the issuance of promissory notes in September 2002, $37.3 million from our PIPE transaction in November 2002 and $35.7 million from our follow-on public offering in November 2003, $14.5 million from our registered direct offerings in August 2004 and $52.8 million from our follow-on public offering in January 2005. The private investment in public equity, or PIPE, transaction in November 2002 consisted of a private placement of 10,526,306 shares of our common stock for the aggregate purchase price of approximately $40.0 million, or $3.80 per share, and warrants to purchase up to 1,578,946 shares of our common stock for an exercise price of $3.80 per share, before offering expenses and fees. The follow-on public offering in November 2003 consisted of the sale of 4,000,000 shares of our common stock for the aggregate purchase price of $38.0 million, or $9.50 per share, before offering expenses and underwriting discounts. In April 2004, we filed a universal shelf registration statement on Form S-3 with the SEC providing for the offering from time to time of up to $75,000,000 of our securities, which may consist of common stock, preferred stock, warrants, or debt securities. On August 6, 2004 we sold 1,570,000 shares of common stock under our universal shelf registration statement on Form S-3 for an aggregate purchase price of $13.3 million, or $8.50 per share, before placement agency fees and other offering expenses. On August 10, 2004, we sold an additional 250,000 shares of common stock under our universal shelf registration statement for an aggregate purchase price of $2.1 million, or $8.50 per share, before offering expenses. In January 2005, we sold 6,325,000 shares of our common stock under our universal shelf registration statement in an underwritten public offering for an aggregate purchase price of $56.2 million, or $8.88 per share, before offering expenses and underwriting discounts.

During 2004, we used $34.5 million of cash for operations principally as a result of the net loss of $40.4 million partially offset by non-cash compensation expense of $698,000, the transfer of equipment for technology of $214,000 and the change in other liabilities of $4.2 million, relative to the $10.0 million liability incurred in connection with our reacquisition of all rights to market and sell Vitrase for all uses in the United States and other specified markets ($6.5 million was paid prior to December 31, 2004). During 2003, we used $22.6 million of cash for operations principally as a result of the net loss of $25.2 million partially offset by non-cash compensation expense of $956,000. During 2002, we used $20.9 million of cash for operations principally as a result of the net loss of $23.0 million partially offset by non-cash compensation expense of $2.2 million.

Net cash provided by investing activities totaled $12.3 million during 2004 compared to $28.1 million of cash used in investing activities during 2003. During 2002, $648,000 of cash was used in investing activities. Cash provided for investing activities in 2004 is primarily attributable to the sale of an aggregate of 1,820,000 shares of common stock in two registered direct offerings in August 2004 at an aggregate purchase price of $15.5 million (before offering expenses and fees), which was subsequently invested in short-term investments. Cash used for investing activities in 2003 is primarily attributable to the follow-on public offering of 4,000,000 shares of common stock in November 2002 at an aggregate purchase price of $38.0 million (before offering expenses, fees and discounts). During 2002, the net cash invested was primarily attributable to the purchase of short-term investments

Net cash provided by financing activities totaled $14.7 million during 2004 compared to $35.5 million in 2003 and $41.5 million in 2002. The net cash provided by financing activities in 2004 is primarily attributable to $14.5 million net cash from the sale of an aggregate of 1,820,000 shares of common stock in two registered direct offerings in August 2004 at an aggregate purchase price of $15.5 million. The net cash provided by financing activities in 2003 is primarily attributable to $35.7 million net proceeds from the public sale of 4,000,000 shares of common stock in November 2003, while the cash provided by financing activities in 2002 is primarily attributable to $4.0 million net proceeds from the issuance of a bridge loan in September 2002 and the $37.3 million net proceeds from the PIPE transaction in November 2002.

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

Our actual future capital requirements will depend on many factors, including the following:

•	the success of the commercialization of our products.

•	sales and marketing activities, and expansion of our commercial infrastructure, related to our approved products and product candidates;

•	the results of our clinical trials and requirements to conduct additional clinical trials;

•	the rate of progress of our research and development programs;

•	the time and expense necessary to obtain regulatory approvals;

•	activities and payments in connection with potential acquisitions of companies, products or technology;

•	competitive, technological, market and other developments; and

•	our ability to establish and maintain collaborative relationships;

Tabular Disclosure of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$3,003	$632	$1,334	$1,037	$—
Long-term Liability Obligations	4,232	3,866	366	—	—

Total:	$7,235	$4,498	$1,700	$1,037	$—

Visionex

Visionex was established in 1997, under the laws of Singapore, to engage in clinical, regulatory and marketing activities. During 1997, Visionex obtained from us the exclusive rights to register, import, market, sell and distribute Vitrase and a product called Keraform in East Asian markets, excluding Japan and Korea, for which Visionex paid us $5.0 million. Prior to our acquisition of Visionex (discussed below), investors who owned 66% of ISTA shares controlled 100% of Visionex shares.

In March 2000, we acquired Visionex by entering into an agreement with Visionex shareholders whereby we issued 3,319,363 shares of our Series C preferred stock, convertible into 245,879 shares of our common stock, to acquire all of the outstanding capital stock of Visionex. We assigned a fair value of $11.70 per share to the 3,319,363 shares of Series C preferred stock issued to effect the acquisition, at which time we recorded a deemed dividend of $19.2 million to recognize the excess of the value of the shares issued over the net assets acquired.

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

New Accounting Pronouncement

In December 2004, the FASB issued Statement No. 123R (Revised 2004), “Share-Based Payment”. The revisions to SFAS No 123 require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123R replaces FASB Statement No. 123, “Accounting for Stock Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. For public entities, the provisions of the statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, however early adoption is allowed. We expect to adopt the provisions of the new statement in the third fiscal quarter of 2005. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. We cannot accurately estimate at this time the impact of adopting SFAS No. 123R as it will depend on our market price, our assumptions used and levels of share-based payments granted in future periods.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are to be recognized as current-period charges. SFAS 151 is effective for fiscal years beginning after June 15, 2005. SFAS 151 is not expected to have a material impact on our financial statements.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2004 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of December 31, 2004, we have not used derivative instruments or engaged in hedging activities.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations. Visionex’s functional currency is the Singapore dollar and a portion of Visionex’s business was conducted in currencies other than the Singapore dollar prior to the wind down of operations in July 2002. As a result, currency fluctuations between the Singapore dollar and the currencies in which Visionex had done business will cause foreign currency translation gains and losses. We do not expect our foreign currency translation gains or losses to be material. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

Item 8:	Financial Statements and Supplemental Data.

The consolidated financial statements and supplementary data required by this item are set forth on the pages indicated in Item 15(a).

Item 9:	Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A:	Disclosure Controls and Procedures.

Management of the Company, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

Management Report On Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of ISTA Pharmaceuticals, Inc.

We have audited management’s assessment, included in the Management Report on Internal Control Over Financial Reporting, that ISTA Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ISTA Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ISTA Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ISTA Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ISTA Pharmaceuticals, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 11, 2005

Item 9B:	Other Information.

None.

PART III

Item 10:	Directors and Executive Officers of the Registrant.

Directors

Pursuant to our Amended and Restated Certificate of Incorporation and Bylaws, our Board of Directors currently consists of nine persons, divided into three classes serving staggered terms of three years. The Class I directors, Peter Barton Hutt, Benjamin F. McGraw III, Pharm.D. and Liza Page Nelson, are scheduled to serve until the annual meeting of stockholders in 2007. The Class II directors, Vicente Anido, Jr., Ph.D., Kathleen D. LaPorte, and Richard C. Williams, are scheduled to serve until the annual meeting of stockholders in 2005. The Class III directors, Rolf Classon, Dean J. Mitchell, and Wayne I. Roe, are scheduled to serve until the annual meeting of stockholders in 2006.

The following table sets forth the names, ages as of March 8, 2005, principal occupations and year of appointment of our directors:

Name	Age	Principal Occupation	Director Since
Class I Directors
Peter Barton Hutt	70	Partner, Covington & Burling	2002
Benjamin F. McGraw III, Pharm.D.	55	President and Chief Executive Officer, Valentis, Inc.	2000	*
Liza Page Nelson	45	Managing Director, Investor Growth Capital	2002

Class II Directors
Vicente Anido, Jr., Ph.D.	52	President and Chief Executive Officer	2001
Kathleen D. LaPorte	43	General Partner, Sprout Group	2002
Richard C. Williams	61	President, Conner-Thoele Limited	2002

Class III Directors
Dean J. Mitchell	49	President and Chief Executive Officer, Guilford Pharmaceuticals, Inc.	2004
Rolf Classon	59	Retired	2004
Wayne I. Roe	54	Retired	1998	*

*	Dr. McGraw and Mr. Roe resigned as directors of ISTA on November 19, 2002 with the closing of its PIPE transaction and were reappointed as directors in December 2002.

Vicente Anido, Jr., Ph.D. has served as our President and Chief Executive Officer and on our Board of Directors since December 2001. From June 2000 to September 2001, Dr. Anido was general partner for Windamere Venture Partners. From 1996 to 1999, Dr. Anido served as President and Chief Executive Officer of CombiChem, Inc., a biotechnology company. From 1993 to 1996, he served as President of the Americas Region of Allergan, a specialty pharmaceutical company focusing on ophthalmology, dermatology and neuromuscular indications. Dr. Anido is also a director of Apria Healthcare, Inc. Dr. Anido received a Ph.D. in Pharmacy Administration from the University of Missouri.

Rolf Classon was appointed to our Board of Directors in July 2004. From October 2002 to July 2004, Mr. Classon was the President of Bayer HealthCare LLC, a subsidiary of Bayer AG. From October 2002 to July 2004, Mr. Classon served as the Chief Executive Officer of Bayer Healthcare LLC. From December 1995 to October 2002, Mr. Classon served as President of Bayer Diagnostics. From September 1991 to December 1995, Mr. Classon was an Executive Vice President in charge of Bayer Diagnostics’ Worldwide Marketing, Sales and Service operations. From May 1990 to September 1991, Mr. Classon was the President and Chief Operating Officer of Pharmacia Biosystems A.B. Prior to 1991, Mr. Classon served as President of Pharmacia Development Company Inc. and Pharmacia A.B.’s Hospital Products Division. Mr. Classon is a member of the Board of Directors of Enzon Pharmaceuticals, Inc., Hillenbrand Industries and Auxilium Pharmaceuticals. He received his Chemical Engineering Certificate from the Gothenburg School of Engineering, and he has a Business Degree from the University of Gothenburg.

Peter Barton Hutt has served on our Board of Directors since November 2002. Mr. Hutt is a partner specializing in food and drug law in the Washington, D.C. law firm of Covington & Burling. From time to time, Covington &Burling provides legal services to us. Mr. Hutt joined Covington & Burling in 1960 and was named partner in 1968, leaving from 1971 to 1975 to serve as Chief Counsel for the Food and Drug Administration and returning to Covington & Burling in

September 1975. Mr. Hutt is the co-author of the casebook used to teach Food and Drug Law throughout the country and teaches a full course on the subject annually at Harvard Law School. Mr. Hutt is a member of the Board of Directors of Introgen Therapeutics, Inc., CV Therapeutics, Inc., Momenta Pharmaceuticals, Inc., Phase Forward Incorporated and Xoma Ltd. Mr. Hutt received a B.A. from Yale University and a LL.B. from Harvard University. In addition, Mr. Hutt received a Master of Laws degree in Food and Drug Law from New York University Law School.

Kathleen D. LaPorte has served on our Board of Directors since November 2002. Ms. LaPorte is a General Partner in the Healthcare Technology Group of the Sprout Group located in Menlo Park, California. Ms. LaPorte joined the Sprout Group in 1993 and became a General Partner in 1994. Between 1987 and 1993, Ms. LaPorte was a principal at Asset Management Company, a venture capital firm focused on early-stage investments. Previously, Ms. LaPorte was a financial analyst with The First Boston Corporation. Ms. LaPorte is a member of the Board of Directors of Adeza Biomedical Corporation and VNUS Medical Technologies, Inc. Ms. LaPorte received a B.S. from Yale University and a M.B.A. from Stanford University Graduate School of Business. Sprout Capital has a contractual right to designate representatives to be nominated to our Board of Directors. Ms. LaPorte is the designated representative of Sprout Group.

Benjamin F. McGraw, III, Pharm.D. has served on our Board of Directors since April 2000, except for the period from November 2002 to December 2002. Dr. McGraw has been President and Chief Executive Officer since 1994 and Chairman of the Board of Valentis, Inc., a biotechnology company, since 1996. Prior to this, Dr. McGraw was Corporate Vice President for Corporate Development of Allergan. Before that, he was an equity analyst and a fund manager at Carerra Capital Management. Prior to this, he was Vice-President, Development for Marion Laboratories and Marion, Merrell Dow. Dr. McGraw received B.S. and Doctor of Pharmacy degrees from the University of Tennessee Center for the Health Sciences where he also completed a clinical practice residency.

Dean J. Mitchell was appointed to our Board of Directors in July 2004. In December 2004, Mr. Mitchell assumed the roles of President and Chief Executive Officer at Guilford Pharmaceuticals, Inc. Mr. Mitchell is also a member of the Board of Directors of Guilford. Prior to joining Guilford, Mr. Mitchell had been the Vice President, Strategy at Bristol-Myers Squibb (BMS) from February 2004 to November 2004. From March 2002 to January 2004, he was the President, U.S. Primary Care, Worldwide Medicines Pharmaceuticals Group, a division of BMS. From September 2001 to February 2002, he was the President, International, Worldwide Medicines Pharmaceuticals Group, a division of BMS. From September 1999 to August 2001, he was the Senior Vice President, Clinical Development and Product Strategy of GlaxoSmithKline plc. From June 1995 to September 1999, he was the Vice President and General Manager, Specialty Divisions, Strategic Planning and Business Development of GlaxoSmithKline. Mr. Mitchell is on the Board of the National Pharmaceutical Council and serves as its Treasurer. He received his MBA degree from City University Business School (London, UK) and his B.Sc. degree in Biology from Coventry University, UK.

Liza Page Nelson has served on our Board of Directors since November 2002. Ms. Nelson is a Managing Director and Co-Head of Healthcare investing activities for Investor Growth Capital, Inc. Prior to joining Investor Growth Capital in 1998, from 1988 to 1998, Ms. Nelson held a series of positions with increasing responsibility in corporate finance, strategic planning, contracting, marketing, business development and operating management at Pfizer, Inc. Prior to joining Pfizer, Ms. Nelson was with the Boston Consulting Group and E.M. Warburg, Pincus & Co. Ms. Nelson received a B.A. degree in Economics from Wesleyan University and a M.B.A. in Finance and Marketing from the Yale School of Management. Investor Growth Capital Limited has a contractual right to designate a representative to be nominated to our Board of Directors. Ms. Nelson is the designated representative of Investor Growth Capital Limited.

Wayne I. Roe has served on our Board of Directors since June 1998, except for the period from November 19, 2002 to December 2002. Mr. Roe was Senior Vice President for United Therapeutics, Inc., a biotechnology company, from November 1999 to November 2000. From November 1988 to March 1999, Mr. Roe founded and served in various management positions at Covance Health Economics and Outcome Services, a consulting firm for life sciences companies, last serving as Chairman of the Board of Directors. Mr. Roe is also currently a director of Aradigm Corporation, a developer of drug delivery systems. Mr. Roe received a M.A. in Political Economy from the State University of New York and an M.A. in Economics from the University of Maryland.

Richard C. Williams has served on our Board of Directors since December 2002 and as Chairman of our Board of Directors since July 2004. Since 1989, Mr. Williams has served as the founder and President of Conner-Thoele Limited, a consulting and financial advisory firm specializing in the healthcare industry and pharmaceutical segment. From 2000 to April 2001, Mr. Williams also served as Vice Chairman-Strategic Planning and director of King Pharmaceuticals, Inc. From 1992 to 2000, Mr. Williams served as Chairman and director of Medco Research, a cardiovascular pharmaceutical development company, prior to its acquisition by King Pharmaceuticals in 2000. From 1997 to 1999, Mr. Williams was Co-Chairman and a director of Vysis, a genetic biopharmaceutical company. Prior to founding Conner-Thoele Limited, Mr. Williams held various operational and financial management officer positions with Erbamont, N.V., Field Enterprises, Inc., Abbott Laboratories and American Hospital Supply Corporation. Mr. Williams is also a director of EP Med Systems and a director, Chairman and interim Chief Executive Officer of Cellegy Pharmaceuticals, Inc., a specialty biopharmaceutical company. Mr. Williams received a B.A. degree from DePauw University and an M.B.A. from the Wharton School of Finance.

Other Executive Officers

Marvin J. Garrett (54) has served as our Vice President, Regulatory Affairs, Quality & Compliance since June 1999. From May 1994 to June 1999, Mr. Garrett was Vice President, Regulatory Affairs and Clinical Research for Xoma, Ltd., a biotechnology company. From 1990 to 1994, he was President and General Manager of Coopervision Pharmaceutical, a division of the Cooper Companies, Inc. Mr. Garrett received a B.S. in Microbiology from California State University Long Beach.

Lisa R. Grillone, Ph.D. (55) has served as our Vice President, Clinical Research and Medical Affairs since August 2000. From 1990 to July 2000, Dr. Grillone served in various drug development positions with ISIS Pharmaceuticals, Inc., a biotechnology company, last serving as Executive Director, Intellectual Property Licensing. Dr. Grillone received a Ph.D. in Cell Biology and Anatomy from New York University.

Kathleen McGinley (55) has served as our Vice President, Human Resources and Corporate Facilities, since November 2003. From January 2003 to November 2003, Ms. McGinley served as a consultant to ISTA. From May 2000 to January 2003, Ms. McGinley served as Director and Vice President, Human Resources for Littlefeet, Inc. From December 1999 to May 2000 she served as Director of Human Resources for Combi-Chem/Dupont Pharmaceuticals in San Diego, CA. Ms. McGinley received a M.S. from the University of Tennessee, Knoxville.

Kirk McMullin (51) has served as Vice President, Operations since August 2002. From 1995 to 2002, Mr. McMullin was Vice President, Worldwide Manufacturing Support for Allergan. Mr. McMullin received a B.A. from Humboldt State University.

Thomas A. Mitro (47) has served as our Vice President, Sales & Marketing since July 2002. From 1980 to 2002, Mr. Mitro held several positions at Allergan, including Vice President, Skin Care, Vice President, Business Development and Vice President, e-Business. Mr. Mitro received a B.S. degree from Miami University.

Lauren P. Silvernail (46) has served as our Chief Financial Officer and Vice President, Corporate Development, since March 2003. From 1995 to March 2003, Mrs. Silvernail served in various operating and corporate development positions for Allergan, most recently serving as Vice President, Business Development. From 1989 to 1994, she was a general partner at Glenwood Ventures and served as a director and operating manager for several portfolio companies. Mrs. Silvernail received a M.B.A. from the University of California, Los Angeles.

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

Based solely on our review of the copies of such forms submitted to us during the year ended December 31, 2004 (the “Last Fiscal Year”), we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with, except that Vicente Anido, Jr. filed late one Form 4, Marvin J. Garrett filed late one Form 4, Lisa R. Grillone filed late one Form 4, Kathleen McGinley filed late one Form 4, Kirk McMullin filed late one Form 4, Thomas A. Mitro filed late one Form 4 and Lauren P. Silvernail filed late one Form 4.

Item 11:	Executive Compensation

The following table sets forth information for the years ended December 31, 2002, 2003 and 2004 regarding the compensation of our Chief Executive Officer and each of our four other most highly compensated executive officers whose total annual salary and bonus for such fiscal years were in excess of $100,000 (collectively, the “Named Executive Officers”).

	Annual Compensation				Long-Term Compensation Awards Securities Underlying Options	All Other Compensation ($)*
Name and Principal Position	Year	Salary ($)		Bonus ($)
Vicente Anido, Jr., Ph.D President and Chief Executive Officer	2002 2003 2004	370,000 381,100 392,533		— 138,750 114,330	595,000 — 88,000	2,717 5,000 3,000

Marvin J. Garrett Vice President, Regulatory Affairs, Quality and Compliance	2002 2003 2004	240,820 252,871 255,543		25,926 60,000 43,500	140,000 — 21,000	5,000 5,000 4,475

Lisa R. Grillone, Ph.D. Vice President, Clinical Research And Medical Affairs	2002 2003 2004	231,000 245,000 254,800		24,707 58,000 43,500	148,250 — 25,000	4,267 5,000 2,430

Thomas A. Mitro Vice President, Sales and Marketing	2002 2003 2004	117,500 239,700 246,891	(1)	— 60,000 48,000	194,000 — 25,000	2,067 5,000 4,500

Lauren P. Silvernail Chief Financial Officer and Vice President, Corporate Development	2002 2003 2004	— 157,692 215,672	(2)	— — 43,050	— 165,000 28,000	— 5,000 4,500

*	Life insurance or medical benefits.
(1)	Mr. Mitro joined ISTA in July 2002. His annualized salary for 2002 was $235,000.
(2)	Ms. Silvernail joined ISTA in May 2003. Her annualized salary for 2003 was $205,000.

Option Grants

Option Grants During Last Fiscal Year. The following table sets forth each grant of stock options made during the fiscal year ended December 31, 2004 to each of the Named Executive Officers:

Option Grants in Fiscal 2004

	Individual Grants
	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	Potential Realizable at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(1)
Name					5%	10%
Vicente Anido, Jr., Ph.D (2).	88,000	12.0%	$9.41	02/05/14	$520,775	$1,319,746
Marvin J. Garrett (2)	21,000	2.9%	$9.41	02/05/14	$124,276	$314,939
Lisa R. Grillone, Ph.D (2)	25,000	3.4%	$9.41	02/05/14	$147,947	$374,928
Thomas A. Mitro(2)	25,000	3.4%	$9.41	02/05/14	$147,947	$374,928
Lauren P. Silvernail (2)	28,000	3.8%	$9.41	02/05/14	$165,701	$419,919

(1)	The potential realizable value at 5% and 10% annual rates of stock price appreciation for each person is based on the market price of the underlying shares of Common Stock on the date each option was granted.
(2)	These options vest in a series of monthly installments over four years from the date of grant.

2005 Cash Bonus Plan

In February 2005, our Board of Directors, upon recommendation of the Board’s Compensation Committee (“Compensation Committee”), adopted a cash bonus plan (“Bonus Plan”) pursuant to which our participating executive officers and employees will be eligible to earn cash bonus compensation based on 2005 company and individual performance. The terms of the Bonus Plan are not contained in a formal written document.

A summary of the material terms of the Bonus Plan are as follows:

•	Under the Bonus Plan, participating employees may be eligible to receive all or a portion of a target bonus expressed as a percentage of their respective base salaries. The Chief Executive Officer’s target bonus is 50%, and the other participating executive officers’ target bonuses are between 30%-35%, of their respective base salaries.

•	Upon recommendation of the Compensation Committee, the Board, at its discretion, will approve the amount of the total funding of the Bonus Plan based on 2005 company performance which will take into account our accomplishment of the following goals: achieving certain 2005 financial targets approved by the Board, advancing the development and commercialization of certain of the our product candidates as determined by the Board, and acquiring, licensing or developing a new late-stage or marketed product.

•	The Compensation Committee will evaluate the Chief Executive Officer’s individual performance for 2005 and will submit to the Board the Compensation Committee’s recommendation regarding the amount of the cash bonus payable to the Chief Executive Officer under the Bonus Plan. The Compensation Committee’s recommendation will be based upon 2005 company performance and such other relevant factors considered in the discretion of the Compensation Committee. The Board shall have the final authority to approve the Compensation Committee’s recommendation regarding the amount of the cash bonus payable to the Chief Executive Officer under the Bonus Plan.

•	The Chief Executive Officer will evaluate each participating executive officer’s 2005 performance and will submit to the Compensation Committee his recommendations regarding the amount of the cash bonus payable to each such executive officer. The Chief Executive Officer’s recommendations will be based upon the Chief Executive Officer’s assessment of each executive officer’s individual performance for 2005 and other relevant factors considered in the discretion of the Chief Executive Officer. The Compensation Committee shall have the final authority to approve the Chief Executive Officer’s recommendations regarding the amount of the cash bonus payable to each executive officer under the Bonus Plan.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values. The following table sets forth the information with respect to stock option exercises during the year ended December 31, 2004, by the Named Executive Officers, and the number and value of securities underlying unexercised options held by the Named Executive Officers at December 31, 2004.

Aggregate Option Exercises in Fiscal 2004 and Year-End Option Values

	Shares Acquired Upon Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At December 31, 2004 (#)		Value of Unexercised In-the-Money Options at December 31, 2004 (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Vicente Anido, Jr., Ph.D.	—	—	391,178	392,283	$1,985,435	$2,021,895
Marvin J. Garrett	—	—	110,742	70,795	$618,558	$354,906
Lisa R. Grillone, Ph.D	—	—	108,027	74,973	$583,823	$362,127
Thomas A. Mitro	—	—	105,957	113,043	$577,726	$575,944
Lauren P. Silvernail	—	—	78,020	114,980	$344,864	$453,816

(1)	Closing price of our Common Stock at fiscal year-end minus the exercise price. The fair market value of our Common Stock at the close of business on December 31, 2004, was $10.12.

Compensation of Directors

Through June 2004, our non-employee directors received $2,500 in cash compensation from us for their service as members of the Board of Directors for each Board meeting attended, $1,000 for each Compensation Committee meeting attended and $500 for telephonic attendance at any Board or Committee meeting. After June 2004, our non-employee directors receive an annual retainer of $20,000 and $1,500 in cash compensation from us for their service as members of the Board of Directors for each Board meeting attended, $1,000 for each Compensation Committee meeting attended and $1,000 for telephonic attendance at any Board or Compensation Committee meeting. In addition, the Chairperson of the Board and the Chairperson of each of the Audit, Compensation and Nominating Committees each receive an additional $5,000 annual retainer. All non-employee directors are reimbursed for travel and miscellaneous expenses in connection with attendance at Board and Compensation Committee meetings. Liza Page Nelson declined any cash compensation in 2004 for her service as a member of our Board of Directors.

Our 2000 Stock Plan provided for initial option grants to purchase 32,500 shares of our common stock to each non-employee director upon their appointment to our Board of Directors and subsequent annual grants to purchase 16,250 shares of our common stock. Our 2004 Performance Incentive Plan replaces our 2000 Stock Plan for new equity awards and was approved by our stockholders in October 2004. Under our 2004 Performance Incentive Plan, our Board of Directors, upon recommendation of the Board’s Compensation Committee, approved that each non-employee director would be granted options to purchase 20,000 shares of our common stock upon their election or appointment to the Board and subsequent annual grants of options to purchase 9,000 shares of our common stock, and 1,500 shares of restricted stock. The shares subject to the initial option grants vest in three equal installments while the shares subject to the subsequent annual grants will be fully vested upon the first anniversary of the date of grant. During the fiscal year ending December 31, 2004, we granted our non-employee directors options to purchase 65,000 shares of common stock each at an exercise price of $10.17 per share under our 2000 Stock Plan, 54,000 shares of common stock each at an exercise price of $10.75 per share under our 2004 Performance Incentive Plan, and restricted shares of 7,500 shares of common stock at a purchase price of $0.001 per share under our 2004 Performance Incentive Plan, which awards are subject to forfeiture until the first anniversary of the grant date. Peter Barton Hutt declined a grant of 1,500 shares of restricted stock for his service as a member of our Board of Directors.

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

We have entered into an employment agreement with Ms. Silvernail. Ms. Silvernail’s employment agreement sets forth her compensation arrangements, including her initial annual base salary and initial option grant. Ms. Silvernail is also entitled to a performance bonus of up to 35% of her salary. In the event of termination of employment other than voluntarily or for cause, Ms. Silvernail will receive six months of base salary as severance; provided that, in the event such termination occurs after a “change of control” of ISTA, Ms. Silvernail will receive the benefits discussed in the paragraph below.

We have entered into change of control severance agreements with the following Named Executive Officers: Mr. Garrett, Dr. Grillone, Mr. Mitro and Mrs. Silvernail. Each of these agreements provides that if the executive’s employment is terminated as a result of an “involuntary termination” within 24 months after a “change of control,” the executive will be entitled to nine months of base salary and healthcare related benefits and a pro rata portion of his or her performance bonus based upon the number of months that such employee was employed during the year of termination. In addition, all options to purchase our Common Stock held by the executive at the time of such termination shall vest in full.

Compensation Committee Interlocks and Insider Participation

During 2004, no member of the Compensation Committee was an officer or employee of ISTA. During 2004, no member of the Compensation Committee or executive officer of ISTA served as a member of the Board of Directors or Compensation Committee of any entity that has an executive officer serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report on Executive Compensation

Notwithstanding anything to the contrary in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Annual Report on Form 10-K or future filings with the Securities Exchange Commission, in whole or in part, the foregoing Compensation Committee Report shall not be “soliciting material” or “filed” with the Securities Exchange Commission, nor shall such information be incorporated by reference into any such filing.

The Compensation Committee of the Board of Directors, comprising three non-employee directors, oversees our executive compensation programs. These programs include base salary for executive officers and both annual and long-term incentive compensation programs. Our compensation programs are designed to provide a competitive level of total compensation and include incentive and equity ownership opportunities linked to our performance and stockholder return.

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

Compensation Program. The Compensation Committee is responsible for reviewing and recommending to the Board of Directors the compensation and benefits of our Chief Executive Officer and for approving the compensation and benefits of our other executive officers. In addition, the Compensation Committee sets our executive compensation guidelines and reviews, approves and evaluates our executive compensation plans, policies and programs. The Compensation Committee is also responsible for the administration of our 2004 Performance Incentive Plan, which provides for the grant of stock options, restricted stock awards, performance shares, performance units and stock appreciation rights to qualified employees, officers, directors, consultants and other service providers. There are two major components to our executive compensation: base salary and potential cash bonus, as well as potential long-term compensation in the form of equity awards, which may include stock options and shares of restricted stock. The Compensation Committee considers the total current and potential long-term compensation of each executive officer in recommending and approving each element of compensation.

1.    Base Salary. In recommending compensation levels for our Chief Executive Officer or setting compensation levels for our other executive officers, the Compensation Committee reviews competitive information relating to compensation levels for comparable positions at biotechnology, pharmaceutical and other life sciences companies. In addition, the Compensation Committee may, from time to time, hire compensation and benefit consultants to assist in developing and reviewing overall salary strategies. Individual executive officer base and potential bonus compensation may vary based on time in position, assessment of individual performance, salary relative to internal and external equity and critical nature of the position relative to our success.

2.    Long-Term Incentives. Our 2004 Performance Incentive Plan provides for the grant of stock options, restricted stock awards, performance shares, performance units and stock appreciation rights to qualified employees, and officers. Equity awards, which may include stock options and restricted stock grants, are provided to our executive officers and other employees both as a reward for past individual and corporate performance and as an incentive for future performance. The Compensation Committee believes that stock-based performance compensation arrangements are essential in aligning the interests of management and the stockholders in enhancing the value of our equity.

2004 Compensation for the Chief Executive Officer. In recommending Dr. Anido’s salary for 2004 for Board approval, the Compensation Committee considered competitive compensation data for chief executive officers and presidents of similar companies within the life sciences industry, taking into account Dr. Anido’s experience and knowledge. Based upon this review, the Compensation Committee found that Dr. Anido’s total compensation (and, in the case of severance and change-in-control scenarios, the potential payouts) in the aggregate to be reasonable and not excessive. Dr. Anido’s annual salary was $393,000 for 2004.

Section 162(m) of the Internal Revenue Code Limitations on Executive Compensation. Section 162(m) of the United States Internal Revenue Code of 1986, as amended, (the “Code”) may limit our ability to deduct for United States federal income tax purposes compensation in excess of $1,000,000 paid to the our Chief Executive Officer and our four other highest paid executive officers in any one fiscal year. None of our executive officers received any such compensation in excess of this limit during fiscal 2004.

Section 162(m) of the Code places limits on the deductibility for United States federal income tax purposes of compensation paid to certain of our executive officers. In order to preserve our ability to deduct the compensation income associated with equity awards granted to such person, for the purposes of Section 162(m) of the Code, the 2004 Performance Incentive Plan provides that no employee may be granted, in any of one calendar year, equity awards relating to more than 400,000 shares of common stock. In addition, the 2004 Performance Incentive Plan provides that in connection with an employee’s initial employment, the employee may be granted equity awards relating to up to 800,000 shares of common stock. To the extent grants under the 2004 Performance Incentive Plan are in excess of these limitations, such excess shall not be exempt from the deductibility limits of Section 162(m) of the Code.

Respectfully submitted,

Benjamin F. McGraw III, Pharm.D., Chairman

Kathleen D. LaPorte

Dean J. Mitchell

Stock Performance Graph

COMPARISON OF 52 MONTH CUMULATIVE TOTAL RETURN*

AMONG ISTA PHARMACEUTICALS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE NASDAQ PHARMACEUTICAL INDEX

* $100 invested on 8/22/00 in stock or index-

including reinvestment of dividends.

Fiscal year ending December 31.

COMPARISON OF 25 MONTH CUMULATIVE TOTAL RETURN*

AMONG ISTA PHARMACEUTICALS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE NASDAQ PHARMACEUTICAL INDEX

* $100 invested on 11/13/02 in stock or index-

including reinvestment of dividends.

Fiscal year ending December 31.

The following graph compares our total cumulative stockholder return as compared to the Nasdaq National Market and U.S. index (“Nasdaq U.S. Index”) and the Nasdaq Pharmaceutical Index for the period beginning on August 22, 2000, our first day of trading after our initial public offering, and ending on December 31, 2004. Total stockholder return assumes $100.00 invested at the beginning of the period in our Common Stock, the stocks represented by the Nasdaq U.S. Index and the Nasdaq Pharmaceutical Index, respectively. Total return assumes reinvestment of dividends; we have paid no dividends on our Common Stock.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our Common Stock as of March 8, 2005, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all of our directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Outstanding		Number of Shares Underlying Options	Approximate Percent Owned (1)
Directors and Named Executive Officers
Vicente Anido, Jr., Ph.D.	0		462,281	1.8%
Rolf Classon	0		0	*
Marvin J. Garrett	0		122,590	*
Lisa R. Grillone, Ph.D.	0		120,553	*
Peter Barton Hutt	0		37,917	*
Kathleen D. LaPorte	5,198,572	(2)	37,917	19.6%
Benjamin F. McGraw III, Pharm.D.	1,500		43,718	*
Dean J. Mitchell	0		0	*
Thomas A. Mitro	0		125,476	*
Liza Page Nelson	3,495,846	(3)	37,917	13.3%
Wayne I. Roe	1,500		46,681	*
Lauren P. Silvernail	1,307		95,518	*
Richard C. Williams	1,500		37,917	*
All executive officers and directors as a group (13 persons)	8,700,225		1,168,485	37.6%

5% Stockholders
Investor Growth Capital Limited	2,419,501		0	9.3%
Sprout Capital IX LP	4,893,358		0	18.5%
Sanderling Venture Partners (4)	1,578,070		0	6.1%
Kilkenny Capital Management, LLC (5)	1,479,214		0	5.7%
Cooper Hill Partners, LLC (6)	1,414,570		0	5.5%

*	Less than 1%
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage ownership is based on 25,747,492 shares of common stock as of March 8, 2005. Shares of common stock subject to options and warrants currently exercisable, or exercisable within 60 days of the March 8, 2005, are deemed outstanding for computing the percentage of any other person. Except as otherwise noted, we believe that each of the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.
(2)	Consists of 4,893,358 shares (including 653,978 shares issuable upon exercise of warrants) of Sprout Capital IX L.P., 19,282 shares (including 2,577 shares issuable upon exercise of warrants) of Sprout Entrepreneurs’ Fund L.P., 246,515 shares (including 32,919 shares issuable upon exercise of warrants) of Sprout IX Plan, L.P., and 1,500 shares of restricted stock owned by Ms. LaPorte. Ms. LaPorte is a General Partner in the Healthcare Technology Group of the Sprout Group, and is a Managing Director of DLJ Capital Corp., which is the Managing General Partner of Sprout Capital IX, L.P. and the General Partner of Sprout Entrepreneurs’ Fund, L.P. Ms. LaPorte disclaims beneficial ownership except the extent of her pecuniary interest therein. Ms. LaPorte’s business address is c/o The Sprout Group, 3000 Sand Hill Road, Suite 170, Menlo Park, California 94024.
(3)	Consists of 2,419,501 shares (including 372,105 shares issuable upon exercise of warrants) of Investor Growth Capital Limited, 1,036,928 shares (including 159,474 shares issuable upon exercise of warrants) of Investor Group L.P., and 1,500 shares of restricted stock owned by Ms. Nelson. Ms. Nelson is a Managing Director and Co-Head of Healthcare Investing Activities for Investor Growth Capital, an affiliate of Investor Group, L.P. Ms. Nelson disclaims beneficial ownership except to the extent of her pecuniary interest therein. Ms. Nelson’s business address is c/o Investor Growth Capital, 630 Fifth Avenue, Suite 1965, New York, NY 10111.
(4)	Consists of 966 shares owned by Sanderling IV Biomedical;1,595 shares owned by Sanderling IV Limited Partnership; 118,900 shares (including 17,664 shares issuable upon exercise of warrants) owned by Sanderling V Beteiligungs GmbH & Co. KG; 495,973 shares (including 74,153 shares issuable upon exercise of warrants) owned by Sanderling V Biomedical Co-Investment Fund; 133,775 shares (including 20,001 shares issuable upon exercise of warrants) owned by Sanderling V Limited Partnership; 3,604 shares owned by Sanderling Venture Partners IV; 4,098 shares owned by Sanderling Venture Partners IV LP; 776 shares owned by Sanderling Venture; 818,081 shares (including 122,312 shares issuable upon exercise of warrants) owned by Sanderling Venture Partners V Co-Investment Fund; 302 shares owned by Sanderling IV Biomedical Limited LP. Sanderling Venture Partners is located at 2730 Sand Hill Road, Suite 200, Menlo Park, California 94024.
(5)	Kilkenny Capital Management, LLC is located at 311 South Wacker Drive, Suite 6350, Chicago, Illinois 60606.
(6)	Cooper Hill Partners, LLC is located at 767 Third Avenue, 22nd Floor, New York, NY 10077.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	2,678,674	$6.05	1,914,272
Equity compensation plans not approved by security holders	145,461	$16.28	0

Total	2,824,135	$6.58	1,914,272

(1)	Our Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each year equal to the lesser of 200,000 shares, 1.5% of the outstanding shares of common stock on the first day of the year, or a lesser amount as the Board of Directors may determine.

In December 2001, the Board of Directors granted our new Chief Executive Officer and President, as an inducement to his employment, a stand-alone option agreement to purchase 100,461 shares of our common stock for a purchase price of $20.00 per share. In June 2002, the Board of Directors granted our new Vice President, Sales & Marketing, as an inducement to his employment, a stand-alone option agreement to purchase 30,000 shares of our common stock of for a purchase price of $8.50. In August 2002, the Board of Directors granted our new Vice President, Operations, as an inducement to his employment, a stand-alone option agreement to purchase 15,000 shares of our common stock for a purchase price of $6.90. Each option holder may purchase up to 25% of the shares under each option on the first anniversary of the option grant date and the right to purchase the remaining shares vests in equal monthly installments so that each option is fully vested four years after the date of grant.

Item 13:	Certain Relationships and Related Transactions.

Peter Barton Hutt, a member of our Board of Directors since November 2002, is a partner in the Washington, D.C. law firm of Covington & Burling. From time to time, Covington & Burling provides legal services to us.

We entered into a Consulting Agreement, effective June 2004, with Robert G. McNeil, Ph. D., a former director who resigned from our Board in June 2004. Dr. McNeil is a general partner with Sanderling Venture Partners, an investment firm specializing in the development of biomedical companies and a holder of more than 5% of our common stock. Dr. McNeil’s services included advising us with respect to new product development and other relevant areas of Dr. McNeil’s expertise. Dr. McNeil received no direct or indirect compensation from us other than the acceleration of the vesting of any outstanding stock options held by Dr. McNeil on the effective date of the Consulting Agreement. Dr. McNeil’s Consulting Agreement expired on December 31, 2004.

Item 14:	Principal Accountant Fees and Services.

The following is a summary of the fees billed to ISTA by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2004 and December 31, 2003:

Fee Category	Fiscal 2004 Fees	Fiscal 2003 Fees
Audit Fees	$383,068	$264,872
Audit Related Fees	3,575	—
Tax Fees	12,000	13,191
All Other Fees	—	—

Total Fees	$398,643	$278,063

Audit Fees Consists of fees billed for professional services rendered for the audit of our consolidated financial statements ($114,211 in 2004, $102,409 in 2003), audit of management’s assessment and effectiveness of internal control over financial reporting ($143,259 in 2004, $0 in 2003) and review of the interim consolidated financial statements included in quarterly reports ($37,903 in 2004, $27,020 in 2003).

Audit-Related Fees Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include consultations concerning financial accounting and reporting standards.

Tax Fees Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance related to state tax incentives.

All Other Fees Consists of all other non-audit services, including fees related to SEC filings.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent auditors. These services may include audit services, audit-related services, tax services and other services. For audit services, the independent auditor provides audit service detail in advance of the meeting of the Audit Committee held during the first calendar quarter of each year, outlining the scope of the audit and related audit fees. If agreed to by the Audit Committee, an engagement letter is formally accepted by the Audit Committee.

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

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Financial Statements

(1) Index to Consolidated Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

CONSOLIDATED FINANCIAL STATEMENTS OF ISTA PHARMACEUTICALS, INC.

(2) Financial Statement Schedules

None

(3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 11, 2005.

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

Signature	Title	Date

/s/ VICENTE ANIDO, JR., PH.D. Vicente Anido, Jr., Ph.D.	President, Chief Executive Officer and Director	March 11, 2005

/s/ LAUREN P. SILVERNAIL Lauren P. Silvernail	Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development	March 11, 2005

/s/ RICHARD C. WILLIAMS Richard C. Williams	Director (Chairman of the Board of Directors)	March 11, 2005

/s/ ROLF CLASSON Rolf Classon	Director	March 14, 2005

/s/ PETER BARTON HUTT Peter Barton Hutt	Director	March 14, 2005

/s/ KATHLEEN D. LAPORTE Kathleen D. LaPorte	Director	March 14, 2005

/s/ BENJAMIN F. MCGRAW III Benjamin F. McGraw III	Director	March 14, 2005

/s/ DEAN J. MITCHELL Dean J. Mitchell	Director	March 14, 2005

/s/ LIZA PAGE NELSON Liza Page Nelson	Director	March 11, 2005

/s/ WAYNE I. ROE Wayne I. Roe	Director	March 11, 2005

ISTA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ISTA Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of ISTA Pharmaceuticals, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISTA Pharmaceuticals, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the Public Company Accounting Oversight Board (United States), the effectiveness of ISTA Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 11, 2005

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,506	$16,988
Short-term investments	18,242	31,475
Accounts receivable, net of allowances of $4 in 2004 and zero in 2003	18	—
Inventory, net of allowance of $785 in 2004 and zero in 2003	756	—
Other current assets	784	1,035

Total current assets	29,306	49,498
Property and equipment, net	911	649
Deposits and other assets	156	35

Total assets	$30,373	$50,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,707	$2,072
Accrued compensation and related expenses	1,379	699
Accrued expenses — clinical trials	28	476
Current portion of long-term liabilities	3,866	—
Other accrued expenses	3,454	2,058

Total current liabilities	10,434	5,305
Deferred rent	89	9
Deferred income	4,166	4,444
Long-term liabilities	366	—
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at December 31, 2004 and 2003; no shares issued and outstanding at December 31, 2004 and 2003, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2004 and 2003; 19,350,715 and 17,375,439 shares issued and outstanding at December 31, 2004 and 2003, respectively	19	17
Additional paid-in capital	203,611	188,621
Deferred compensation	(167)	(547)
Accumulated other comprehensive loss	(82)	(28)
Accumulated deficit	(188,063)	(147,639)

Total stockholders’ equity	15,318	40,424

Total liabilities and stockholders’ equity	$30,373	$50,182

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2004	2003	2002
Revenue
Product sales, net	$1,619	$—	$—
License revenue	278	278	278

Total revenue	1,897	278	278

Cost of products sold	1,427	—	—

Gross profit margin	470	278	278
Costs and expenses:
Research and development	15,583	17,250	14,751
Selling, general and administrative	25,841	8,635	8,224

Total costs and expenses	41,424	25,885	22,975

Loss from operations	(40,954)	(25,607)	(22,697)
Interest income	584	372	213
Interest expense	(54)	(10)	(473)

Net loss	$(40,424)	$(25,245)	$(22,957)

Net loss per common share, basic and diluted	$(2.22)	$(1.83)	$(7.53)

Shares used in computing net loss per common share, basic and diluted	18,190,490	13,802,540	3,048,679

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital
	Shares	Amount
Balance at December 31, 2001	1,645,321	$2	$111,040
Issuance of common stock for options	32,008	—	121
Common stock issued under ESPP	3,531	—	26
Common stock issued for services	30,000	—	197
Issuance of common stock in conjunction with the private placement, net of issuance costs of $2,657	11,578,926	11	41,332
Repurchase of common stock	(1,666)	—	(13)
Deferred compensation related to stock options	—	—	(93)
Amortization of deferred compensation	—	—	—
Amortization of fair value of warrant discount	—	—	412
Net loss	—	—	—
Foreign currency translation adjustment	—	—	—
Unrealized loss on investments	—	—	—
Comprehensive loss	—	—	—

Balance at December 31, 2002	13,288,120	13	153,022
Issuance of common stock for options	79,857	—	301
Common stock issued under ESPP	7,462	—	20
Issuance of common stock in conjunction with the follow-on public offering, net of issuance costs of $2,831	4,000,000	4	35,165
Deferred compensation related to stock options	—	—	110
Amortization of deferred compensation	—	—	3
Net loss	—	—	—
Foreign currency translation adjustment	—	—	—
Unrealized loss on investments	—	—	—
Comprehensive loss	—	—	—

Balance at December 31, 2003	17,375,439	17	188,621
Issuance of common stock for options	72,468	—	337
Common stock issued under ESPP	10,353	—	66
Issuance of common stock in conjunction with the registered direct public offerings, net of issuance costs of $1,199	1,820,000	2	14,269
Deferred compensation related to stock options	—	—	54
Amortization of deferred compensation	—	—	—
Stock-based compensation related to consultants			264
Warrant exercise	72,455	—	—
Net loss	—	—	—
Foreign currency translation adjustment	—	—	—
Unrealized loss on investments	—	—	—
Comprehensive loss	—	—	—

Balance at December 31, 2004	19,350,715	$19	$203,611

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2001	$(3,643)	$(22)	$(99,437)	$7,940
Issuance of common stock for options	—	—	—	121
Common stock issued under ESPP	—	—	—	26
Common stock issued for services	—	—	—	197
Issuance of common stock in conjunction with the private placement, net of issuance costs of $2,657	—	—	—	41,343
Repurchase of common stock	—	—	—	(13)
Deferred compensation related to stock options	93	—	—	—
Amortization of deferred compensation	2,160	—	—	2,160
Amortization of fair value of warrant discount	—	—	—	412
Net loss	—	—	(22,957)	(22,957)
Foreign currency translation adjustment	—	15	—	15
Unrealized loss on investments	—	(16)	—	(16)
Comprehensive loss	—	—	—	(22,958)

Balance at December 31, 2002	(1,390)	(23)	(122,394)	29,228
Issuance of common stock for options	—	—	—	301
Common stock issued under ESPP	—	—	—	20
Issuance of common stock in conjunction with the follow-on public offering, net of issuance costs of $2,831	—	—	—	35,169
Deferred compensation related to stock options	(110)	—	—	—
Amortization of deferred compensation	953	—	—	956
Net loss	—	—	(25,245)	(25,245)
Foreign currency translation adjustment	—	(2)	—	(2)
Unrealized loss on investments	—	(3)	—	(3)
Comprehensive loss	—	—	—	(25,250)

Balance at December 31, 2003	(547)	(28)	(147,639)	40,424
Issuance of common stock for options	—	—	—	337
Common stock issued under ESPP	—	—	—	66
Issuance of common stock in conjunction with the registered direct public offerings, net of issuance costs of $1,199	—	—	—	14,271
Deferred compensation related to stock options	(54)	—	—	—
Amortization of deferred compensation	434	—	—	434
Stock based compensation related to consultants				264
Warrant exercise	—	—	—	—
Net loss	—	—	(40,424)	(40,424)
Foreign currency translation adjustment	—	(16)	—	(16)
Unrealized loss on investments	—	(38)	—	(38)
Comprehensive loss	—	—	—	(40,478)

Balance at December 31, 2004	$(167)	$(82)	$(188,063)	$15,318

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net loss	$(40,424)	$(25,245)	$(22,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	698	956	2,160
Amortization of fair value of warrant discount and related accrued interest	—	—	467
Common stock issued for services	—	—	197
Transfer of equipment for technology	214	—	—
Depreciation and amortization	251	343	337
Changes in operating assets and liabilities:
Accounts receivable, net	(18)	—	—
Advanced payments — clinical trials and other current assets	251	(526)	(18)
Inventory, net	(756)	—	—
Accounts payable	(365)	1,162	20
Accrued compensation and related expenses	680	12	(112)
Accrued expenses — clinical trials and other accrued expenses	948	956	(746)
Other liabilities	4,232	—	—
Deferred rent	80	(1)	8
Deferred income	(278)	(278)	(278)

Net cash used in operating activities	(34,487)	(22,621)	(20,922)
INVESTING ACTIVITIES
Purchases of marketable securities	(10,378)	(37,036)	(14,517)
Maturities of marketable securities	23,559	9,009	14,280
Purchase of equipment	(727)	(113)	(402)
Deposits and other assets	(121)	—	(9)

Net cash provided by (used in) investing activities	12,333	(28,140)	(648)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	337	301	121
Proceeds from issuance of common stock, net of issuance costs	14,334	35,189	41,343

Net cash provided by financing activities	14,671	35,490	41,464
Effect of exchange rate changes on cash	1	2	15

(Decrease) increase in cash and cash equivalents	(7,482)	(15,269)	19,909
Cash and cash equivalents at beginning of year	16,988	32,257	12,348

Cash and cash equivalents at end of year	$9,506	$16,988	$32,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$7	$10	$6

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1. Organization and Summary of Significant Accounting Policies

The Company

ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. The Company reincorporated in Delaware on August 4, 2000. Vitrase®, Istalol™, Xibrom™, Caprogel®, ISTA™, ISTA Pharmaceuticals™ and the ISTA logo are our trademarks, either owned or under license.

ISTA is a specialty pharmaceutical company focused on the development and commercialization of unique and uniquely improved products for serious diseases and conditions of the eye. Since the Company’s inception, it has devoted its resources primarily to fund research and development programs, late-stage product acquisitions and product commercial launches. In December 2001, ISTA announced its strategic plan to transition from a development-stage organization to a specialty pharmaceutical company with a primary focus on ophthalmology. In July 2004, the Company transitioned from a development-stage organization to a commercial entity.

In July 2004, the Company launched its first product, Istalol and launched its second product, Vitrase for use as a spreading agent in January 2005. The Company has hired five regional sales managers, and plans to expand its sales force to approximately 50 sales representatives by the end of the first quarter of 2005 to support its commercial launch of Vitrase for use as a spreading agent

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has been primarily engaged in research and development, and through December 31, 2004, the Company has incurred accumulated losses of $188.1 million. The Company’s ability to attain profitable operations, is dependent upon obtaining sufficient working capital to complete the successful development of its products, FDA approval of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure. Management believes that the Company’s existing capital resources will enable the Company to fund operations for at least the next 12 months.

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

Inventory

Inventory consists of currently marketed products. Inventory primarily represents raw materials used in production and finished goods inventory on hand, valued at standard cost. Inventories are reviewed periodically for slow-moving or obsolete status. If a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point the Company would record a reserve to adjust inventory to its net realizable value.

Inventory relates to both Istalol, for the treatment of glaucoma, Vitrase, lyophilized 6,200 USP units multi-purpose vial and Vitrase 200 USP units/mL for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs. Inventories, net of allowances, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

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

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2004.

Research and Development Costs

Expenditures relating to research and development are expensed in the period incurred. The Company also expenses costs incurred to obtain and prosecute patents, as recoverability of such expenditures is not assured. Approximately $374,000, $251,000 and $211,000 of patent-related costs were included in research and development expense in 2004, 2003 and 2002, respectively.

Research and development expenses to date have consisted primarily of costs associated with the clinical trials of the Company’s product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research, costs related to development of commercial scale manufacturing capabilities for the Company’s product candidates Vitrase, Istalol, Xibrom and in process research and development costs related to the acquisition of three late-stage development compounds.

The Company generally classifies and separates research and development expenditures into amounts related to preclinical research, clinical development and manufacturing development.

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

The fair value of the employee stock options was estimated at the date of grant using the minimum value pricing model for grants prior to the initial public offering and the Black Scholes method for grants after the initial public offering with the following weighted average assumptions for 2004, 2003 and 2002: risk-free interest rate of 3.0%, zero dividend yield, volatility of 73%; and a weighted-average life of the option of four years. The estimated weighted average fair value of stock options granted during 2004, 2003 and 2002 was $10.10, $2.99 and $3.15, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Net loss, as reported	$(40,424)	$(25,245)	$(22,957)
Add: Stock-based employee compensation expense included in net loss attributable to commons shareholders	434	956	2,160
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,229)	(1,604)	(718)

Pro forma net loss	$(42,219)	$(25,893)	$(21,515)
Net loss per share, basic and diluted, as reported	$(2.22)	$(1.83)	$(7.53)
Pro forma net loss per share, basic and diluted	$(2.32)	$(1.88)	$(7.06)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Product revenue. The Company recognizes revenue from product sales, in accordance with Financial Accounting Standard No. 48 (FAS 48) “Revenue Recognition When Right of Return Exists”, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and the Company is reasonably assured of collecting the resulting receivable. The Company recognizes product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. Such estimates require the most subjective and complex judgement due to the need to make estimates about matters that are inherently uncertain. Actual results may differ significantly from the Company’s estimates. Changes in estimates and assumptions based upon actual results may have a material impact on the Company’s results of operations and/or financial condition.

In general, the Company is obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. The Company authorizes returns for damaged products and exchanges for expired products in accordance with its return goods policy and procedures, and have established reserves for such amounts at the time of sale. The Company recently launched its first marketed product, Istalol, in the third quarter of 2004 and to date actual Istalol returns have not exceeded the Company’s estimated allowances for returns.

License revenue. The Company recognizes revenue consistent with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless the amounts received are creditable against royalties or the Company has ongoing performance obligations. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying the Company’s revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

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

The Company has excluded all outstanding options and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 1,297,817, 823,988 and 2,071,864 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

As of December 31, 2004 and 2003, accumulated foreign currency translation adjustments were ($24,000) and ($25,000), respectively, and accumulated unrealized losses on investments were ($58,000) and ($3,000), respectively. Comprehensive loss is reflected in the consolidated statements of stockholders’ equity.

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R (Revised 2004), “Share-Based Payment”. The revisions to SFAS No 123 require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement No. 123R replaces FASB Statement No. 123, “Accounting for Stock Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. For public entities, the provisions of the statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, however early adoption is allowed. The Company expects to adopt the provisions of the new statement in the third fiscal quarter of 2005. The adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company cannot accurately estimate at this time the impact of adopting SFAS No. 123R as it will depend on its market price, the Company’s assumptions used and levels of share-based payments granted in future periods.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), Inventory Costs - an amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are to be recognized as current-period charges. SFAS 151 is effective for fiscal years beginning after June 15, 2005. SFAS 151 is not expected to have a material impact on the Company’s financial statements.

Supply Concentration Risks

Some materials used in the Company’s products are currently obtained from a single source. Biozyme Laboratories, Ltd. is currently the Company’s only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase. The Company’s supply agreement with Biozyme ends in August 2007, after which any further supply of hyaluronidase by Biozyme to the Company would be subject to Biozyme’s agreement. The Company has also entered into supply agreements with R.P. Scherer West and Alliance Medical Products to manufacture commercial quantities of Vitrase in a lyophilized 6,200 USP units multi-purpose vial and 200 USP units/mL in sterile solution, respectively. Currently, R.P. Scherer West and Alliance Medical Products each is the Company’s sole source for Vitrase in these respective configurations. The Company also has supply agreements with Bausch & Lomb to manufacture commercial quantities of Istalol and, if approved, Xibrom. Currently, Bausch & Lomb is the Company’s sole source for Istalol and Xibrom.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2. Balance Sheet Details

Inventory

Inventories are recorded at standard cost (first in, first out). Inventory at December 31, 2004 consisted of $337,000 of raw materials, $1,125,000 of finished goods and $79,000 of in transit inventory. Additionally, the Company recorded $785,000 in inventory reserves. The Company obtained FDA approval for Vitrase for use as a spreading agent in a lyophilized 6,200 USP units multi-purpose vial in May 2004, Istalol in June 2004, and Vitrase for use as a spreading agent in a lower concentration vial of 200 USP units/mL in December 2004.

Property and Equipment

Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2004	2003
Property and equipment:
Equipment	$1,244	$1,660
Furniture and fixtures	903	460
Leasehold improvements	379	314

	2,526	2,434
Less accumulated depreciation and amortization	(1,615)	(1,785)

	$911	$649

Total depreciation and amortization expense amounted to $251,000, $343,000 and $337,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	December 31,
	2004	2003
Accrued general expenses	$1,870	$761
Accrued sales and marketing expenses	1,239	—
Accrued contract manufacturing expenses	330	1,268
Accrued state tax payable	15	29

	$3,454	$2,058

3. Short-Term Investments

The Company classifies its short-term investments as “available-for-sale” and records such assets at the estimated fair value with unrealized gains and losses excluded from earnings and reported in comprehensive income (loss). The basis for computing realized gains or losses is by specific identification.

The following is a summary of available-for-sale securities (in thousands):

	Gross Amortized Cost	Net Unrealized Gains/(Losses)	Estimated Fair Value
At December 31, 2004:
U.S. Treasury securities and agency bonds	$12,543	$(35)	$12,508
Corporate Bonds	3,507	(23)	3,484
Auction Rate securities	2,250	—	2,250

	$18,300	$(58)	$18,242

	Gross Amortized Cost	Net Unrealized Gains/(Losses)	Estimated Fair Value
At December 31, 2003:
U.S. Treasury securities and agency bonds	$15,097	$15	$15,112
Corporate Bonds	7,131	(18)	7,113
Auction Rate Securities	9,250	—	9,250

	$31,478	$(3)	$31,475

Available-for-sale securities by contractual maturity are as follows (in thousands):

Due in one year or less	$16,796
Due after one year through two years	1,446

$18,242

Realized gains and losses were immaterial to the Company’s financial results for the years ended December 31, 2004 and 2003. Gross unrealized gains were $57,000, $37,000 and $7,000 for December 31, 2004, 2003 and 2002, respectively. Gross unrealized losses were $116,000, $44,000 and $23,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company reviews investments in corporate bonds and government agency securities for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Investments in an unrealized loss position for greater than a year were comprised of corporate bonds and U.S. government agency securities. The unrealized losses were due to fluctuations in interest rates. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable and outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. The Company has reviewed those securities with unrealized losses as of December 31, 2004 and 2003 and has concluded that no other-than-temporary impairment existed as of December 31, 2004 and 2003.

4. Stockholders’ Equity

Common and Preferred Stock

In November 2002, the Company sold, in a private placement, 10,526,306 shares of common stock to certain investors for $40.0 million. Additionally, $4.0 million of promissory notes were converted to 1,052,620 shares of common stock to several of the same investors.

In November 2003, the Company sold, in a follow-on public offering, 4,000,000 shares of common stock to certain investors for $38.0 million.

In August 2004, the Company sold, in two registered direct offerings, 1,820,000 shares of common stock to certain investors for $15.5 million.

At December 31, 2004 and 2003, the Company had 5,000,000 shares of preferred stock authorized at a $.001 par value and no shares were issued and outstanding.

Common Stock Warrants

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

Eligible employees can have up to 15% of their earnings withheld, subject to certain maximums, to be used to purchase shares of the Company’s common stock every January and July. The price of the common stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair value of the common stock on the commencement date of the offering period or the specified purchase date. During fiscal year ended December 31, 2004, 10,353 shares had been issued to participants, with an additional 8,120 shares issuable at year end.

The Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each year, beginning in 2001, equal to the lesser of 200,000 shares, 1.5% of the outstanding shares of common stock on the first day of the year, or a lesser amount as the Board of Directors may determine.

Stock Compensation Plan

The Company had reserved 53,618 shares of common stock under the 1993 Stock Plan (the “1993 Plan”) for issuance to eligible employees, officers, directors and consultants. The 1993 Plan provided for the grant of incentive and nonstatutory stock options. Terms of the stock option agreements, including vesting requirements, were determined by the Board of Directors, subject to the provisions of the 1993 Plan. Options granted by the Company vest ratably over four years and are exercisable from the date of grant for a period of ten years. The option price equaled the estimated fair value of the common stock as determined by the Board of Directors on the date of the grant. Upon completion of the Company’s initial public offering in August 2000, the 1993 Plan was terminated. Upon adoption of the 2000 Stock Plan, as discussed in the paragraph below, no further grants were made under the 1993 Plan, and any shares reserved but not issued and cancellations under the Plan were made available for grant under the 2000 Stock Plan.

In 2000, the Company’s stockholders approved the 2000 Stock Plan (the “2000 Stock Plan”) that became effective upon the completion of the Company’s initial public offering in August 2000. The 2000 Stock Plan provided for the grant of incentive stock options to employees and for the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants. A total of 20,000 shares of common stock were initially reserved for issuance under the 2000 Stock Plan. The 2000 Stock Plan provided for annual increases in the number of shares available for issuance under the plan on the first day of each year, beginning in 2000, equal to the lesser of 20,000 shares, 1.5% of the outstanding shares of common stock on the first day of the year, or a lesser amount as the Board of Directors may determine. As of January 1, 2003, the number of shares available for issuance increased to 200,000 shares, 1.5% of the outstanding shares of common stock on the first day of the year, or a lesser amount as the Board of Directors determined. At the Special Shareholder Meeting on November 11, 2002, the shareholders approved an increase of 2,500,000 options available for issuance under the 2000 Stock Plan. Upon adoption of the 2004 Plan, as discussed in the paragraph below, no further grants were made under the 2000 Stock Plan, and any shares reserved but not issued and cancellations under the 2000 Stock Plan were made available for grant under the 2004 Plan.

In 2004, the Company’s stockholders approved the 2004 Performance Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the grant of stock options, restricted stock awards, performance shares, performance units and stock appreciation rights to qualified employees, officers, directors, consultants and other service providers.

The Company has outstanding options to purchase shares of its common stock under individual option agreements, its 1993 Stock Plan, as amended, and its 2000 Stock Plan. All of the outstanding options granted under the individual option agreements, 1993 Plan and 2000 Stock Plan will remain outstanding and subject to the provisions of the applicable agreement and plan until they are either exercised or expire in accordance with their respective terms. No options have been issued under the 1993 Plan after the adoption of the 2000 Stock Plan as shares of common stock available for future issuance under the 1993 Plan were assumed under the 2000 Plan. With the approval of the 2004 Stock Plan, no additional options have been awarded under the 2000 Plan. Any shares available for future issuance under the 2000 Plan have been included in the shares of common stock authorized for issuance under the 2004 Stock Plan.

At the Shareholder Meeting in October 2004, the shareholders approved the 2004 Plan, which authorized the Company to grant options and/or rights to purchase up to an aggregate of 2,053,107 shares of common stock, which included 453,107 shares of common stock available for future issuance under the 2000 Stock Plan and 1,600,000 shares of common stock available for future issuance under the 2004 Plan, of which 200,000 shares may only be issued in connection with restricted stock awards.

As of December 31, 2004, a total of 1,914,272 shares of common stock were reserved for issuance under the 2004 Performance Incentive Plan.

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

A summary of the Company’s stock option activity and related information follows:

	Shares	Price Per Share	Weighted- Average Exercise Price
Outstanding at December 31, 2001	355,163	$2.03 – $104.00	$17.35
Granted	1,773,670	$3.49 – $ 16.10	$3.80
Exercised	(32,008)	$2.03 – $ 7.56	$3.74
Canceled	(24,961)	$7.56 – $104.00	$42.61

Outstanding at December 31, 2002	2,071,864	$2.03 – $ 51.25	$5.66
Granted	536,150	$4.20 – $ 9.05	$5.84
Exercised	(79,857)	$2.03 – $ 7.56	$3.78
Canceled	(219,541)	$3.49 – $ 51.25	$9.82

Outstanding at December 31, 2003	2,308,616	$3.49 – $ 51.25	$5.37
Granted	736,000	$9.25 – $ 14.01	$10.10
Exercised	(72,468)	$3.49 – $ 9.70	$4.68
Canceled	(148,013)	$3.49 – $ 51.25	$6.25

Outstanding at December 31, 2004	2,824,135	$3.49 – $ 51.25	$6.58

The following table summarizes information about options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding as of 12/31/2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable and Vested	Weighted Average Exercise Price
$3.49 – $3.49	1,457,147	7.96	$3.4900	814,397	$3.4900
$4.20 – $6.92	339,866	8.24	$5.5593	148,837	$5.5543
$6.96 – $9.40	197,744	7.90	$7.6555	158,858	$7.3280
$9.41 – $9.41	302,699	9.10	$9.4100	66,213	$9.4100
$9.43 – $11.00	323,200	9.61	$10.3953	625	$10.3000
$11.10 – $30.00	193,825	7.64	$17.7186	99,859	$20.2007
$32.10 – $32.10	1,500	6.39	$32.1000	1,374	$32.1000
$33.75 – $33.75	850	6.26	$33.7500	811	$33.7500
$36.80 – $36.80	800	6.33	$36.8000	716	$36.8000
$51.25 – $51.25	6,504	6.18	$51.2500	6,388	$51.2500

$3.49 – $51.25	2,824,135	8.27	$6.5757	1,298,078	$6.0898

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at December 31, 2004:

Stock plans:
Options granted and outstanding	2,824,135
Reserved for future option grants	1,914,272

4,738,407
Warrants:
Reserved for future issuance	1,723,683
Stock purchase plan:
Reserved for future issuance	29,023

6,491,113

Deferred Compensation

During the years ended December 31, 2004, 2003 and 2002 in connection with the grant of various stock options to employees, the Company recorded deferred stock compensation totaling $54,000, $110,000 and $93,000, respectively, representing the difference between the exercise price and the estimated market value of the Company’s common stock as determined by the Company’s management on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the years ended December 31, 2004, 2003 and 2002, the Company recorded amortization of deferred compensation expense of $434,000, $956,000 and $2,160,000, respectively. As of December 31, 2004, total charges to be recognized in future periods from amortization of deferred stock compensation are anticipated to be approximately $143,000, $20,000 and $4,000 for the years ending December 31, 2005, 2006 and 2007, respectively.

In August 2001, the Company offered certain employees an opportunity to exchange certain of their existing stock options. These options are required to be accounted for as variable stock options in accordance with FIN 44. Variable stock options can result in significant increases and decreases in compensation expense subject to the variability of the Company’s stock price. There was no material impact on the financial statements in 2004, 2003 or 2002 as a result of the variable stock options.

5. Commitments and Contingencies

Purchase Commitments

In June 2004, the Company entered into an amended and restated supply agreement with Biozyme Laboratories, Ltd. for ovine hyaluronidase for use in ophthalmic and spreading agent applications. Under its agreement with Biozyme, the Company is obligated to make product purchases totaling at least $750,000 over three years. The Company also entered into a technology license agreement with Biozyme providing it certain rights to manufacture hyaluronidase, in return for an aggregate license fee of $1.1 million payable over three years. The Company’s supply agreement with Biozyme ends in August 2007, after which any further supply of hyaluronidase by Biozyme to ISTA would be subject to Biozyme’s agreement. Currently, Biozyme is the Company’s sole source for ovine hyaluronidase.

Lease Commitments

The Company leases its corporate and laboratory facilities and certain equipment under various operating leases. As of December 31, 2004, the Company has made approximately $47,000 in cash deposits related to operating leases. Provisions of the facilities lease provide for abatement of rent during certain periods and escalating rent payments during the term. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Additionally, the Company is required to pay taxes, insurance and maintenance expenses related to the building. Rent expense on the facilities and equipment during 2004, 2003 and 2002 was $426,000, $512,000 and $452,000, respectively.

Future annual minimum payments under operating leases and long-term obligations as of December 31, 2004, are as follows (in thousands):

Years Ending December 31:
2005	$4,498
2006	1,058
2007	642
2008	613
2009	424

$7,235

6. Income Taxes

At December 31, 2004, the Company had federal and California income tax net operating loss carryforwards of approximately $134,888,000 and $129,172,000, respectively.

The Company’s federal tax loss carryforwards will begin to expire in 2008, unless previously utilized. The Company’s California tax loss carryforwards will begin to expire in 2005, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $4.6 million and $2.4 million, respectively. The federal research tax credits will begin to expire in 2010, unless previously utilized. The Company’s California research tax credit carryforwards do not expire and will carryforward indefinitely until utilized. In addition, the Company has California manufacturer’s investment credit of approximately $34,000 that will begin to expire in 2008, unless previously utilized.

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

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $76,155,000 has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2004	2003
Deferred tax asset:
Net operating loss carryforwards	$58,630,000	$40,902,000
Tax credits	7,043,000	7,266,000
Capitalized research and development	4,170,000	3,533,000
Deferred revenue	1,827,000	1,948,000
Non-qualified stock option expense	3,674,000	—
Other, net	811,000	1,020,000

Total deferred tax asset	76,155,000	54,669,000
Valuation allowance for deferred tax assets	(76,155,000)	(54,669,000)

	$—	$—

The increase in the valuation allowance of approximately $21.5 million is attributable to the increase in deferred tax assets, primarily due to the increase of net operating losses and tax credits.

A portion of the deferred tax assets related to net operating loss carryforwards as of December 31, 2004 include amounts related to stock option activity for which subsequent recognizable tax benefits, if any, will be credited to stockholders’ equity.

7. Employee Benefit Plan

The Company has a 401(k) Savings Plan covering substantially all employees that have been employed for at least three months and meet certain age requirements. Employees may contribute up to 15% of their compensation per year (subject to a maximum limit by federal tax law). The Company does not provide matching contributions to the 401(k) Savings Plan.

8. Allergan Agreement

In September 2004, the Company entered into a new agreement with Allergan, Inc. replacing its previous Vitrase collaboration, and reacquired all rights to market and sell Vitrase for all uses in the United States and other specified markets. Under the Company’s new agreement, it agreed to pay Allergan approximately $10.0 million, which was paid in full in January 2005. The Company has also agreed to make royalty payments to Allergan on its U.S. sales of Vitrase for use in the posterior region of the eye. Allergan has an option to commercialize Vitrase in Europe subsequent to European Union, or EU, product approval. If Allergan does not exercise its option, then such European rights will revert to the Company, and Allergan will be paid a royalty on the Company’s European sales of Vitrase for use in the posterior region of the eye. Under the Company’s agreement with Allergan, it has responsibility to file for regulatory approval for Vitrase for vitreous hemorrhage in the EU.

9. Otsuka Agreement

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

10. AcSentient Agreement

In May 2002, the Company acquired substantially all the assets of AcSentient, Inc. The assets include United States marketing rights for a new formulation of timolol, which the Company has named Istalol, a beta-blocking agent for treating glaucoma. AcSentient previously acquired rights to this compound from Senju. The assets acquired from AcSentient also included United States product rights to Xibrom, a topical non-steroidal anti-inflammatory compound for the treatment ocular inflammation, and worldwide marketing rights for Caprogel, a topical formulation of amniocaproic acid for the treatment of hyphema. AcSentient previously acquired the rights to these two compounds from Senju and the Eastern Virginia Medical School, respectively.

The Company acquired the rights to these three compounds in exchange for $290,000 and 10,000 shares of the Company’s common stock valued at $99,000 ($9.90 per share). Additionally, the Company assumed the liabilities of two milestone payments to Senju ($750,000 and $500,000), a milestone payment to the Eastern Virginia Medical School ($65,000), legal expenses associated with the acquisition ($20,000) and a patent application fee for Caprogel ($4,500). As of the date these compounds were acquired, they had not achieved feasibility and there is no significant alternative future use should the Company’s development efforts prove unsuccessful. Accordingly, the Company recorded an acquired in-process research and development charge of $1,728,500 in May 2002 related to the purchase of these compounds.

11. Shareholder Rights Plan

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

12. Subsequent Event

In January 2005, the Company sold 6,325,000 shares of our common stock under its universal shelf registration statement in an underwritten public offering for an aggregate purchase price of $56.2 million, or $8.88 per share, before offering expenses and underwriting discounts.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of registrant (13)

3.2	Certificate of Correction to Restated Certificate of Incorporation (13)

3.3	Second Certificate of Correction to Restated Certificate of Incorporation (14)

3.4	Amended and Restated Bylaws of ISTA Pharmaceuticals (25)

4.1	Specimen common stock certificate (2)

4.2	Preferred Stock Rights Agreement, dated as of December 31, 2001, between the registrant and Mellon Investor Services LLC (5)

4.3	First Amendment to the Preferred Stock Rights Agreement with Mellon Investor Services LLC, dated November 18, 2002 (11)

10.1	Amended and Restated Investors Rights Agreement dated as of March 29, 2000 (1)

10.2	1993 Stock Plan and forms of agreements thereunder (1)

10.3	2000 Stock Plan, as amended and restated, and forms of agreements thereunder (1), (19)

10.4	2000 Employee Stock Purchase Plan (1)

10.5	Amendment No. 1 to Employee Stock Purchase Plan (2)

10.6	Form of Indemnification Agreement with executive officers and directors (1)

10.7	Lease between the registrant and Aetna Life Insurance Company dated September 13, 1996 for leased premises located at Suite 100, 15279 Alton Parkway, Irvine, California (1)

10.8	First Amendment to Lease between the registrant and Alton Plaza Property, Inc. dated June 27, 2001 for leased premises located at Suite 100, 15279 Alton Parkway, Irvine California (6)

10.9	Second Amendment to Lease between the registrant and Alton Plaza Property, Inc. dated February 13, 2002 for leased premises located at Suite 100, 15279 Alton Parkway, Irvine California (6)

10.10	Third Amendment to Lease between the registrant and Alton Plaza Property, Inc. dated August 12, 2004 for leased premises located at Suite 100, 15279 Alton Parkway, Irvine California (22)

10.11	Clinical Development Agreement between Covance, Inc. and the registrant dated as of November 3, 1998 (1)

10.12	License Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (4), (27)

10.13	Supply Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (4), (27)

10.14	Securities Purchase Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (4), (27)

10.15	Registration Rights Agreement between Otsuka Pharmaceutical Co., Ltd., and the registrant, dated as of December 13, 2001 (4), (27)

Exhibit Number	Description

10.16	Executive Employment Agreement between Vicente Anido, Jr., Ph.D. and the registrant, dated December 21, 2001 (6)

10.17	Executive Employment Agreement between Lauren P. Silvernail and the registrant, dated February 10, 2003 (17)

10.18	Stand-Alone Stock Option Agreement between Vicente Anido, Jr., Ph.D. and the registrant, dated December 21, 2001 (6)

10.19	Asset Purchase and Sale Agreement with AcSentient, Inc., dated May 3, 2002 (7)

10.20	Master Services Agreement with R.P. Scherer West, Inc. doing business as SP Pharmaceuticals, dated June 7, 2002 (8)

10.21	Form of Change in Control Severance Agreement with certain officers (9)

10.22	Form of Change in Control Severance Agreement with Thomas A. Mitro and Lauren P. Silvernail (9)

10.23	Note and Warrant Purchase Agreement between the registrant and Investors, dated September 19, 2002 (16)

10.24	Form of Warrant issued under the Note and Warrant Purchase Agreement (10)

10.25	Common Stock and Warrant Purchase Agreement between the registrant and Investors, dated September 19, 2002 (16)

10.26	Form of Warrant to be issued under the Common Stock and Warrant Purchase Agreement (10)

10.27	Individual Non-Qualified Stock Option Agreement between Thomas A. Mitro and the registrant, dated July 1, 2002 (12)

10.28	Individual Non-Qualified Stock Option Agreement between Kirk McMullin and the registrant, dated August 5, 2002 (12)

10.29	Bausch & Lomb Pharmaceuticals, Inc. Contract Manufacturing Supply Agreement with registrant, dated November 25, 2002 (18)

10.30	Bausch & Lomb Pharmaceuticals, Inc. Contract Manufacturing Supply Agreement with registrant, dated February 6, 2003 (18)

10.31	License Agreement between the Eastern Virginia Medical School, and AcSentient, Inc., dated as of January 29, 2002 (18)

Exhibit Number	Description

10.32	Addendum between the Eastern Virginia Medical School, and AcSentient, Inc., dated as of April 30, 2002 (15), (27)

10.33	Letter regarding consent to assignment of License Agreement from AcSentient, Inc. to the Eastern Virginia Medical School, dated April 26, 2002 (15)

10.34	License Agreement between Senju Pharmaceutical Co., Ltd. and AcSentient, Inc., dated March 7, 2002 (18)

10.35	Agreement between Senju Pharmaceutical Co., Ltd. and AcSentient, Inc., dated April 17, 2002 (18)

10.36	Amendment to Xibrom License Agreement between Senju Pharmaceutical Co., Ltd., and registrant, dated August 13, 2002 (15), (27)

10.37	Amendment to Timolol Agreement between Senju Pharmaceutical Co., Ltd., and registrant, dated August 13, 2002 (15), (27)

10.38	2004 Performance Incentive Plan (23)

10.39	Form of Stock Option Agreement under 2004 Performance Incentive Plan (23)

10.40	Form of Restricted Stock Purchase Agreement under 2004 Performance Incentive Plan (23)

10.41	Amended and Restated Supply Agreement between Biozyme Laboratories, Ltd. and the registrant dated June 16, 2004 (21)

10.42	Technology License Agreement between Biozyme Laboratories, Ltd. and the registrant dated June 16, 2004 (21)

10.43	Vitrase Agreement, dated September 27, 2004, by and between registrant and Allergan Sales, LLC (24)

10.44	License Agreement, dated November 17, 2004, by and between registrant and Senju Pharmaceuticals Co., Ltd. (26)

10.45	Supply Agreement, dated August 30, 2004, by and between registrant and Alliance Medical Products, Inc. (27)

21.1	Subsidiaries of the registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in the signature page to this registration statement on page II-5)

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (File No. 333-34120).

(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A (File No. 333-34120) filed with the Commission on August 7, 2000.

(3)	Incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 30, 2001.

(4)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission on January 2, 2002.

(5)	Incorporated by reference to the registrant’s report on Form 8-A filed with the Commission on January 22, 2002.

(6)	Incorporated by reference from the registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002.

(7)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission on May 6, 2002.

(8)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission on July 9, 2002.

(9)	Incorporated by reference from the registrant’s report on Form 10-Q for the period ended June 30, 2002 filed with the Commission on August 14, 2002.

(10)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission September 25, 2002.

(11)	Incorporated by reference from the registrant’s Registration Statement on Form 8-A12G/A filed with the Commission on November 19, 2002.

(12)	Incorporated by reference from the registrant’s Registration Statement on Form S-8 filed with the Commission on February 18, 2003.

(13)	Incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 7, 2003.

(14)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission on April 9, 2003.

(15)	Incorporated by reference from the registrant’s report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on April 30, 2003.

(16)	Incorporated by reference from the registrant’s report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on May 14, 2003.

(17)	Incorporated by reference to the registrant’s report on Form 10-Q for the period ended March 31, 2003 filed with the Commission on May 15, 2003.

(18)	Incorporated by reference from the registrant’s report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on June 4, 2003.

(19)	Incorporated by reference from the registrant’s report on Form 10-Q for the period ended June 30, 2003 filed with the Commission on August 14, 2003.

(20)	Incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 26, 2004.

(21)	Incorporated by reference to the registrant’s report on Form 8-K filed with the Commission on June 21, 2004.

(22)	Incorporated by reference to the registrant’s report on Form 8-K filed with the Commission on August 13, 2004.
(23)	Incorporated by reference from the registrant’s Registration Statement on Form S-8 filed with the Commission on October 22, 2004.

(24)	Incorporated by reference from the registrant’s report on Form 10-Q for the period ended September 30, 2004 filed with the Commission on November 12, 2004.

(25)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission on December 15, 2004.

(26)	Incorporated by reference from the registrant’s report on Form 8-K filed with the Commission on December 28, 2004.

(27)	Confidential treatment requested as to certain portions.