Form 10-Q
period 2005-03-31
ISTA PHARMACEUTICALS INC
filed 2005-05-10
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 5, 2005 was 25,844,860.

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$25,661	$9,506
Short-term investments	41,469	18,242
Accounts receivable, net of allowances of $13 in 2005 and $4 in 2004	449	18
Inventory, net of allowances of $944 in 2005 and $785 in 2004	830	756
Other current assets	1,078	784

Total current assets	69,487	29,306
Property and equipment, net	946	911
Deposits and other assets	156	156

Total Assets	$70,589	$30,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,559	$1,707
Accrued compensation and related expenses	719	1,379
Accrued expenses — clinical trials	22	28
Current portion of long-term liabilities	366	3,866
Other accrued expenses	2,961	3,454

Total current liabilities	5,627	10,434
Deferred rent	145	89
Deferred revenue	4,202	4,166
Long-term liabilities	274	366
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at March 31, 2005 and December 31, 2004; no shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Common stock, $.001 par value; 100,000,000 shares authorized at March 31, 2005 and December 31, 2004; 25,844,860 and 19,350,715 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	26	19
Additional paid in capital	256,798	203,611
Deferred compensation	(107)	(167)
Accumulated other comprehensive income	(104)	(82)
Deficit accumulated during the development stage	(196,272)	(188,063)

Total stockholders’ equity	60,341	15,318

Total Liabilities and Stockholders’ Equity	$70,589	$30,373

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Product sales, net	$511	$—
License revenue	69	69

Total revenue	580	69
Cost of products sold	366	—

Gross profit margin	214	69
Operating expenses:
Research and development	2,410	3,027
Selling, general and administrative	6,372	2,429

Total operating expenses	8,782	5,456

Loss from operations	(8,568)	(5,387)
Interest income	376	149
Interest expense	(17)	(2)

Net loss	$(8,209)	$(5,240)

Net loss per common share, basic and diluted	$(0.34)	$(0.30)

Shares used in computing net loss per common share, basic and diluted	24,348	17,448

I STA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities
Net loss	$(8,209)	$(5,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	60	145
Depreciation and amortization	86	75
Deferred rent	56	(2)
Deferred revenue	36	(69)
Changes in operating assets and liabilities:
Accounts receivable, net	(431)	—
Advanced payments — clinical trials and other current assets	(294)	241
Inventory, net	(74)	—
Accounts payable	(148)	(28)
Accrued compensation and related expenses	(660)	(265)
Accrued expenses — clinical trials and other accrued expenses	(499)	(692)
Other liabilities	(3,592)	—

Net cash used in operating activities	(13,669)	(5,835)

Investing Activities
Purchase of short-term investment securities	(23,249)	(3,435)
Sale of short-term investment securities	—	9,790
Purchase of equipment	(121)	(172)
Deposits and other assets	—	(8)

Net cash (used in) provided by investing activities	(23,370)	6,175

Financing Activities
Proceeds from exercise of stock options	264	17
Proceeds from issuance of common stock	52,930	23

Net cash provided by financing activities	53,194	40

Increase in Cash and Cash Equivalents	16,155	380
Cash and cash equivalents at beginning of period	9,506	16,988

Cash and Cash Equivalents At End of Period	$25,661	$17,368

IS TA Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2005

1. The Company

ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. The Company reincorporated in Delaware on August 4, 2000. Vitrase®, Istalol®, Xibrom™, Caprogel®, ISTA®, ISTA Pharmaceuticals® and the ISTA logo are our trademarks, either owned or under license.

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

As of March 31, 2005, the Company had approximately $67.1 million in cash and cash equivalents and short-term investments. The Company incurred a net loss of $8.2 million for the three months ended March 31, 2005 and had an accumulated deficit of $196.3 million at March 31, 2005. The ability of ISTA to continue as a going concern is dependent upon its ability to obtain additional capital and achieve profitable operations. ISTA’s ability to attain profitable operations is dependent upon the successful development of its products, approval by the FDA of its products, achieving market acceptance of such approved products and achievement of sufficient levels of revenue to support ISTA’s cost structure and growth.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K, for the year ended December 31, 2004.

3. Revenue Recognition

Product revenue. The Company recognizes revenue from product sales, in accordance with Financial Accounting Standard, or FAS, No. 48 “Revenue Recognition When Right of Return Exists”, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and the Company is reasonably assured of collecting the resulting receivable. The Company recognizes product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. Such estimates require the most subjective and complex judgement due to the need to make estimates about matters that are inherently uncertain. Actual results may differ significantly from the Company’s estimates. Changes in estimates and assumptions based upon actual results may have a material impact on the Company’s results of operations and/or financial condition.

In general, the Company is obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. The Company authorizes returns for damaged products and exchanges for expired products in accordance with its return goods policy and procedures, and has established reserves for such amounts at the time of sale. The Company recently launched its first marketed product, Istalol, in the third quarter of 2004 and its second product, Vitrase, in the first quarter of 2005. Actual Istalol and Vitrase returns have not exceeded the Company’s estimated allowances for returns.

License revenue. The Company recognizes revenue consistent with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless the amounts received are creditable against royalties or the Company has ongoing performance obligations. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying the Company’s revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

4. Inventory

Inventory at March 31, 2005 consisted of $262,000 of raw materials and $1.5 million of finished goods. Additionally, the Company recorded $944,000 in inventory reserves. The Company had no inventory at March 31, 2004. The Company obtained FDA approval for Vitrase for use as a spreading agent in May 2004 and Istalol in June 2004.

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

5. Comprehensive Income (Loss)

Statement of Financial Accounting Standard, or SFAS, No. 130, “Reporting Comprehensive Income”, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the three-month period ended March 31, 2005 and 2004 was $8,231,000 and $5,225,000, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

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

	Three Months Ended
	March 31, 2005	March 31, 2004
Net loss, as reported	$(8,209)	$(5,240)
Add: Stock-based employee compensation expense included in net loss attributable to common shareholders	60	145
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(665)	(506)

Pro forma net loss	$(8,814)	$(5,601)

Net loss per share, basic and diluted, as reported	$(0.34)	$(0.30)

Pro forma net loss per share, basic and diluted	$(0.36)	$(0.32)

7. Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, and SEC SAB No. 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options, outstanding during the period. Such common equivalent shares have not been included in the Company’s computation of net loss per share as their effect would be anti-dilutive.

Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. The Company granted restricted stock awards to non-employee directors to purchase 7,500 shares of common stock at a purchase price of $0.001 per share, which awards are subject to forfeiture until the first anniversary of the grant date.

8. Commitments and Contingencies

The Company is subject to routine claims and litigation incidental to its business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on the operating results or financial position of the Company.

9. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R (Revised 2004), “Share-Based Payment”. The revisions to SFAS No 123 require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement No. 123R replaces FASB Statement No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. For public entities, the provisions of the statement are effective as of the beginning of the first annual reporting period that begins after December 15, 2005, however early adoption is allowed. The Company expects to adopt the provisions of the new statement in the first fiscal quarter of 2006. The adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company cannot accurately estimate at this time the impact of adopting SFAS No. 123R as it will depend on its market price, the Company’s assumptions used and levels of share-based payments granted in future periods.

In November 2004, the FASB issued SFAS No. 151, “ Inventory Costs - an amendment of ARB No. 43, Chapter 4”. SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are to be recognized as current-period charges. SFAS 151 is effective for fiscal years beginning after June 15, 2005. SFAS 151 is not expected to have a material impact on the Company’s financial statements.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation “Factors That May Affect Results of Operations and Financial Condition” set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions, “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements”, included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Overview

We are a specialty pharmaceutical company focused on the commercialization and development of unique and uniquely improved products for serious conditions of the eye. We recently launched in the United States our first product, Istalol for the treatment of glaucoma, and our second product, Vitrase for use as a spreading agent. In addition, we have received approval for our New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for Xibrom for the treatment of ocular inflammation following cataract surgery. We also have one NDA on file with the FDA for Vitrase for the treatment of vitreous hemorrhage for which we received an approvable letter.

We continue to expand our commercial infrastructure in connection with the marketing, sale and distribution of our approved products in the United States. We estimate that approximately 10,000 ophthalmologists write the majority of the prescriptions for serious conditions of the eye in the United States. In connection with our recent launch of Vitrase, we have expanded our sales force to approximately 50 sales representatives as of March 31, 2005 to better reach this physician population. We further intend to expand our sales force to approximately 70 persons in conjunction with our U.S. launch of Xibrom. We intend to leverage our commercial capabilities for our other late-stage product candidates and additional products we may develop or acquire in the future.

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

While we currently have two products available for sale and a third product that was recently approved, we have not generated any significant revenues from sales of our products. We have incurred losses since inception and had an accumulated deficit of $196.3 million through March 31, 2005. Our losses have resulted primarily from research and development activities, including clinical trials, related general and administrative expenses, a deemed dividend to holders of our preferred stock which is no longer outstanding, and increased selling, general and administrative expenses related to the expansion of our commercial infrastructure. In addition, we expect our operating expenses to increase substantially from historical levels in connection with our continued expansion of our commercial infrastructure to support the manufacture, marketing, sale and distribution of our approved products. As a result, we expect to continue to incur operating losses for the foreseeable future until we are able to generate sufficient product revenues to support our then current cost structure.

Our Product Pipeline

We are pursuing the development of several late-stage products, including:

Vitrase (ovine hyaluronidase)

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

We have launched Vitrase in the United States for use as a spreading agent and are currently promoting it through our specialty sales force. We have targeted the top ophthalmic surgeons, many of whom are also high prescribers of glaucoma medications that we currently target for Istalol. In order to support the launch of Vitrase, we have expanded our sales force to approximately 50 people as of the end of the first quarter of 2005.

Clinical/regulatory status. In May 2004, the FDA approved our NDA for Vitrase, in a lyophilized 6,200 USP units multi-purpose vial, for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs. In October 2004, the FDA informed us that Vitrase for use as a spreading agent was entitled to five-year new chemical market exclusivity under the federal Food, Drug and Cosmetic Act. In December 2004, the FDA approved our supplemental NDA for Vitrase for use as a spreading agent at a concentration of 200 USP units/mL in sterile solution.

Istalol (timolol)

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

Market opportunity. According to the Glaucoma Research Foundation, three million people in the United States suffer from the disease, with 120,000 new cases documented annually. According to prescription data compiled by IMS Health for 2004, we estimate that the U.S. pharmaceutical market for the treatment of glaucoma exceeds $1.3 billion per year. Of this, the ophthalmic beta-blocker market exceeds $174.3 million per year, primarily at generic prices, with over 5.4 million prescriptions written annually. Timolol maleate, which is currently available from several manufacturers in either a twice-a-day eye drop solution or once-a-day gel formulation, is the leading beta-blocker to treat glaucoma in the United States. In clinical trials, Istalol, given once-a-day, has shown efficacy and safety comparable to timolol maleate solution, given twice-a-day. Other than Istalol, the only available formulations of timolol maleate which have demonstrated efficacy with once a day dosing are gels, which have been known to cause blurring of patients’ vision.

We launched Istalol in July 2004, and currently promote it through our specialty sales force. Istalol promotion is now focused on the 7,000 ophthalmologists whom we believe account for more than 68% of all glaucoma prescriptions.

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

Xibrom (bromfenac)

Xibrom is a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation. Approved by the FDA in March 2005, the product was first developed by Senju and launched in the Japanese market in 2000. We believe its sales growth in Japan is principally due to its superior potency and twice-daily dosing regimen, as compared to the requirement of four doses-per-day for most other anti-inflammatory products. In May 2002, we acquired marketing rights for Xibrom in the United States under a license agreement with Senju.

Ocular Inflammation

Market opportunity. Based upon 2004 data from IMS Health, we estimate that over 8.6 million prescriptions are written annually for topical ophthalmic anti-inflammatory agents, including steroids, non-steroid anti-inflammatory agents and combination drugs. Currently available non-steroid treatments must be dosed four times a day as compared to Xibrom’s twice daily dosing.

Clinical/regulatory status. Senju completed clinical development of bromfenac in Japan and launched the product in Japan in 2000. In March 2005, we received FDA approval for Xibrom for the treatment of ocular inflammation following cataract surgery.

Ecabet Sodium

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

Market opportunity. Based on data compiled from various publicly available sources, we estimate that annual sales in the U.S. prescription dry eye market are expected to be approximately $95 million in 2004 and are anticipated to grow to approximately $350 to $700 million within three to five years.

Clinical/regulatory status. Senju has commenced Phase II testing of the product in Japan for the treatment of dry eye syndrome. In March 2005, we filed an Investigation New Drug Application, or IND, with the FDA to conduct a U.S. Phase IIb study of ecabet sodium for the treatment of dry eye syndrome. We anticipate initiating our Phase IIb study in the second half of 2005. Based on timely completion of our Phase IIb study and depending upon the results, we expect to design and initiate two Phase III studies in 2006.

Tobramycin and prednisolone acetate Combination Product

We have developed a proprietary formulation of a fixed combination product of tobramycin and prednisolone acetate (the “tobra/pred product”). The tobra/pred product is being developed for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists.

Market opportunity. The tobra/pred product, if approved by the FDA, will compete in the antibiotic steroid segment of the U.S. topical ophthalmic anti-inflammatory market. Based upon management estimates and 2004 prescription data compiled by IMS Health, we estimate that 2004 sales in the U.S. topical ophthalmic anti-inflammatory market were approximately $400 million, with total prescriptions of 8.6 million. The combination antibiotic and steroid segment of the ophthalmic anti-inflammatory market has approximately a 45% share of the prescriptions, or about 3.8 million prescriptions according to data compiled by IMS Health.

Clinical/regulatory status. In April 2005, we filed an IND with the FDA to initiate a U.S. Phase III study of the tobra/pred product for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists. We expect to initiate our tobra/pred product Phase III study in the third quarter of 2005. Based on timely completion of our Phase III study and depending on the results, we expect to submit to the FDA an NDA for the tobra/pred product during the first half of 2006.

Caprogel (aminocaproic acid)

Caprogel is a new topical gel formulation of aminocaproic acid for treating hyphema. Hyphema is a term used to describe bleeding in the anterior chamber, the space between the cornea and the iris, of the eye and usually results from trauma to the eye. In May 2002, we acquired worldwide marketing rights for Caprogel, and we are currently conducting feasibility studies for its reformulation and commercialization. Once completed, and if these studies yield promising results, we intend to pursue further clinical development consistent with such studies’ results.

Based on data compiled for us by Milliman U.S.A., we believe that hyphema affects an estimated 50,000 patients per year in the United States and currently there is no available pharmaceutical agent approved for its treatment. Caprogel has received an orphan drug designation for the treatment of hyphema from the FDA, which may result in a seven year market exclusivity privilege with respect to Caprogel, if approved.

Company Information

We incorporated in California in February 1992 as Advanced Corneal Systems, Inc. In March 2000, we changed our name to ISTA Pharmaceuticals, Inc., and we reincorporated in Delaware in August 2000. Our corporate headquarters are located at 15295 Alton Parkway, Irvine, CA 92618, and our telephone number is (949) 788-6000.

We have incurred losses since inception and had an accumulated deficit of $196.3 million through March 31, 2005. Our losses have resulted primarily from research and development activities, including clinical trials, general and administrative expenses and a deemed dividend to our preferred shareholders. We expect to continue to incur operating losses for the foreseeable future as we continue to conduct research, development and clinical testing activities, to seek regulatory approval for our product candidates, and to launch our approved products.

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

Revenue Recognition

Product Revenue. We recognize revenue from product sales, in accordance with Financial Accounting Standard No. 48 “Revenue Recognition When Right of Return Exists”, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. If actual future payments for allowances for discounts, returns, rebates and chargebacks exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established reserves for such amounts at the time of sale. We recently launched our first product, Istalol, in the third quarter of 2004 and our second product, Vitrase for use as a spreading agent, in the first quarter of 2005. To date, actual Istalol and Vitrase returns have not exceeded our estimated allowances for returns. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns exceed our estimated allowances for returns.

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

Three Months Ended March 31, 2005 and 2004

Revenue. Revenue was approximately $580,000 for the three months ended March 31, 2005, as compared to $69,000 for the three months ended March 31, 2004. In the third quarter of 2004, we launched our first commercial product, Istalol, a once-a-day, eye drop solution of timolol, a beta-blocking agent for the treatment of glaucoma. In the first quarter of 2005, we launched our second commercial product, Vitrase, for use as a spreading agent. Net product sales for the three months ended March 31, 2005 were $511,000. There were no product sales for the three months ended March 31, 2004.

In addition to product revenues during the three months ended March 31, 2005, we reported license revenue of $69,000 for both the three months ended March 31, 2005 and 2004, which reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

Cost of products sold. Cost of products sold were $366,000 for the three months ended March 31, 2005. There was no product sales during the three months ended March 31, 2004. Cost of products sold for the first quarter of 2005 consisted primarily of inventory reserves of $109,000 related to short dating of certain Istalol lots, $64,000 related to Vitrase freight charges, and $63,000 related to Vitrase distribution costs. Because the launch of Vitrase occurred in the middle of the quarter, we would expect freight and distribution costs to decline as a percentage of sales as Vitrase sales grow over time. Product gross margin for the three months ended March 31, 2005 was $145,000, or 28%. We expect product gross margin to continue to improve throughout 2005 commensurate with our product sales growth.

Research and development expenses. Research and development expenses for the three months ended March 31, 2005 were $2.4 million compared to $3.0 million for the three months ended March 31, 2004. Our research and development expenses have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial manufacturing capabilities for Vitrase, Istalol and Xibrom. Research and development expenses decreased by $600,000 during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease is attributable to a reduction in research and development expenses, primarily as a result of obtaining FDA approval for Vitrase, Istalol and Xibrom, which resulted in the capitalization of various amounts into commercial inventory, for the first quarter of 2005 as compared to the prior period.

Selling, general and administrative expenses. Selling, general and administrative expenses were $6.4 million for the three months ended March 31, 2005 compared to $2.4 million for the three months ended March 31, 2004. Of the $4.0 million increase in selling, general and administrative expenses, $3.6 million relates to sales and marketing expenses associated with the commercial launch of our approved products, including an increase in sales personnel, and $400,000 is due to increases in personnel expenses and other general corporate expenses principally related to facility costs, offset by a reduction in deferred compensation expense.

Interest income. Interest income was $376,000 for the three months ended March 31, 2005 compared to $149,000 for the three months ended March 31, 2004. The increase in interest income was primarily attributable to higher cash balances and a better rate of return for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily as a result of our receipt of $52.8 million of proceeds (net of underwriting discounts and offering expenses) in connection with our January 2005 financing.

Interest expense. Interest expense was $17,000 for the three months ended March 31, 2005 compared to $2,000 for the three months ended March 31, 2004. Interest expense incurred during the first quarter of 2005 was primarily attributable to the interest accrued on the $3.5 million liability due (and fully paid during the quarter) to Allergan as a result of our reacquisition of all rights to market and sell Vitrase in the United States and other specified markets. The interest expense incurred during 2004 was primarily attributable to the interest paid on the financing of our directors’ and officers’ insurance premiums.

Liquidity and Capital Resources

As of March 31, 2005, we had approximately $67.1 million in cash and equivalents and short-term investments and working capital of $63.9 million.

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

For the three months ended March 31, 2005, we used $13.7 million of cash for operations principally as a result of the net loss of $8.2 million and the change in other liabilities of $3.6 million, including a $3.5 million payment (including interest) incurred as a result our reacquisition of all rights to market and sell Vitrase in the United States and other specified markets from Allergan. For the three months ended March 31, 2004, we used approximately $5.8 million of cash for operations.

For the three months ended March 31, 2005, we used $23.4 million of cash from investing activities, primarily due to the purchase of our short-term investment securities. For the three months ended March 31, 2004, we received $6.2 million of cash from investing activities, primarily due to the maturities of our short-term investment securities.

For the three months ended March 31, 2005, we received $53.2 million from financing activities, primarily as a result of the sale of an aggregate of 6,325,000 shares of common stock under our universal shelf registration statement in an underwritten public offering for an aggregate purchase price of $56.2 million, before offering expenses and underwriting discounts. For the three months ended March 31, 2004, we received $40,000 from financing activities, primarily from the exercise of stock options and the issuance of common stock under our Employee Stock Purchase Plan.

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

Only three of our product candidates have received regulatory approval from the FDA. In May 2004, the FDA approved our NDA for Vitrase, in a lyophilized 6,200 USP units multi-purpose vial, for use as a spreading agent. In December 2004, the FDA approved our supplemental NDA for Vitrase for use as a spreading agent at a concentration of 200 USP units/mL in sterile solution. In June 2004, we received FDA approval of the NDA for Istalol for the treatment of glaucoma. In March 2005, we received FDA approval of the NDA for Xibrom for the treatment of ocular inflammation following cataract surgery. Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States.

The regulatory approval process is extensive, time-consuming and costly, and there is no guarantee that the FDA will approve additional NDAs for our product candidates, or that the timing of any such approval will be appropriate for our product launch schedule and other business priorities, which are subject to change. We have submitted one NDA which is currently pending before the FDA for Vitrase for the treatment of vitreous hemorrhage.

We have an NDA currently pending before the FDA for Vitrase for the treatment of vitreous hemorrhage. Although we have received an approvable letter from the FDA with respect to our NDA for Vitrase for the treatment of vitreous hemorrhage, the FDA has requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. There can be no assurances that the FDA will approve this NDA for Vitrase, even if we decide to and are successfully able to undertake the further analysis and clinical testing requested by the FDA.

Clinical testing of pharmaceutical products is also a long, expensive and uncertain process. Even if initial results of preclinical studies or clinical trial results are positive, we may obtain different results in later stages of drug development, including failure to show desired safety and efficacy. The clinical trials of any of our product candidates could be unsuccessful, which would prevent us from obtaining regulatory approval and commercializing the product. We have filed Investigation New Drug Applications, or INDs, with the FDA in March and April 2005, respectively, to conduct a U.S. Phase IIb study of ecabet sodium for the treatment of dry eye syndrome and to conduct a U.S. Phase III study of our proprietary formulation of a fixed combination product of tobramycin and prednisolone acetate (the “tobra/pred product”) for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists. We expect to initiate our ecabet sodium Phase IIb study in the second half of 2005 and our tobra/pred product Phase III study in the third quarter of 2005. However, we can provide no assurance as to whether the results of these studies, if initiated, will be successful.

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

If the FDA does not approve our product candidates in a timely fashion on commercially viable terms or we terminate development of any of our product candidates due to difficulties or delays encountered in clinical testing and the regulatory approval process, it will have a material adverse impact on our business and we will be dependent on the development of our other product candidates and/or our ability to successfully acquire other products and technologies.

In addition, we intend to market, pursuant to our collaborations, certain of our products, and perhaps have certain of our products or raw materials manufactured, in foreign countries. Many other countries, including major European countries and Japan, have similar requirements as the United States for the manufacture, marketing and sale of pharmaceutical products. In addition, the process of obtaining approvals in foreign countries is subject to delay and failure for similar reasons.

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

Rapid growth of our business is likely to place a significant strain on our managerial, operational and financial resources and systems. We have increased our full-time employee count from 63 as of December 31, 2004 to 127 as of March 31, 2005. We plan to expand our sales force from 50 sales representatives as of March 31, 2005 to approximately 70 sales representatives by the end of the first half of 2005 in conjunction with our expected commercial launch of Xibrom, for the treatment of ocular inflammation following cataract surgery. To execute our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We will be dependent on our personnel and third parties to effectively manufacture, market, sell and distribute our products. We will also depend on our personnel and third parties to successfully develop and acquire new products. Further, our anticipated growth will place additional strain on our suppliers and manufacturers, resulting in increased need for us to carefully manage these relationships and monitor for quality assurance. Although we cannot assure you that we will, in fact, grow as we expect, if we fail to manage our growth effectively or to develop and expand a successful commercial infrastructure to support marketing and sales of our products, our business and financial results will be materially harmed.

We have generated minimal revenue from product sales to date, we have a history of net losses and negative cash flow, and we may need to raise additional working capital.

We have generated minimal revenue from product sales to date, and we may never generate significant revenues from product sales in the future. In addition, we have never been profitable, and we might never become profitable. As of March 31, 2005, our accumulated deficit was $196.3 million, including a net loss of approximately $8.2 million for the three months ended March 31, 2005. As of March 31, 2005, we had approximately $67.1 million in cash and cash equivalents and short-term investments and working capital of $63.9 million. We believe our current cash and cash equivalents and short-term investments on hand will be sufficient to finance anticipated capital and operating requirements for at least the next twelve months. We anticipate, however, that our operating expenses will substantially increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products.

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

We have limited sales, marketing and distribution capabilities to support the marketing of any products, and we do not have significant experience in managing third-party manufacturers of any products in commercial quantities. In addition, if we acquire or obtain licenses for late-stage development products, our ability to successfully commercialize such products will also be dependent on our ability to successfully complete development of such products, including obtaining the necessary regulatory approvals. For example, we have obtained a license for U.S. marketing rights to ecabet sodium from Senju, and we have obtained a license for worldwide rights to Caprogel from the Eastern Virginia Medical School. We are responsible for the development of ecabet sodium and Caprogel.

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

We have entered into a master services agreement with R.P. Scherer West, Inc., which was subsequently acquired by and remains a wholly owned subsidiary of Cardinal Health, Inc., for the manufacture of commercial quantities of our Vitrase product in a lyophilized 6,200 USP units multi-purpose vial and a supply agreement with Alliance Medical Products, Inc. for the manufacture of commercial quantities of our Vitrase product in 200 USP units/mL in sterile solution. We also have entered into a manufacturing services agreement with Bausch & Lomb Incorporated for the manufacture of commercial quantities of Istalol and Xibrom. Before any contract manufacturer can produce commercial quantities of a product, we must demonstrate to the FDA’s satisfaction that the product source for commercial quantities is substantially equivalent to the supply of the product used in our clinical trials. Such demonstration may include the requirement to conduct additional clinical trials. In addition, the manufacturing facilities of all of our contract manufacturers must comply with current Good Manufacturing Practice, or GMP, regulations, which the FDA strictly enforces. Moreover, the facilities of the contract manufacturer must undergo and pass pre-approval inspections by the FDA before any of our products can be approved for commercial manufacture and, once approved, such facilities must maintain their compliance and good standing with regulatory authorities. We cannot assure you that R.P. Scherer West, Alliance Medical Products, Bausch & Lomb, or any other manufacturer we may contract with in the future will be able, as applicable, to develop processes necessary to produce substantially equivalent product to those products used in our clinical trials so that regulatory authorities will approve them as a manufacturer, or that such facilities, once approved, will produce on a timely basis enough product to meet our sales demands, or that they will maintain their compliance and good standing with regulatory authorities. Any such failures could delay or stop our efforts to develop our product candidates and commercialize our products.

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

Some materials used in our products are currently obtained from a single source. For example, Biozyme Laboratories, Ltd. is currently our only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase. Our supply agreement with Biozyme ends in August 2007, after which any further supply of hyaluronidase by Biozyme to us would be subject to Biozyme’s agreement. While we are currently pursuing additional sources for this material, our success in establishing such additional supply agreements cannot be assured. The active ingredient for Xibrom is also supplied to us from a sole supplier. We have also entered into supply agreements with R.P. Scherer West and Alliance Medical Products to manufacture commercial quantities of Vitrase in a lyophilized 6,200 USP units multi-purpose vial and 200 USP units/mL in sterile solution, respectively. Currently, R.P. Scherer West and Alliance Medical Products each is our sole source for Vitrase in these respective configurations. We also have supply agreements with Bausch & Lomb to manufacture commercial quantities of Istalol and Xibrom. Currently, Bausch & Lomb is our sole source for Istalol and Xibrom.

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

We currently own or license 54 U.S. and foreign patents and 42 U.S. and foreign pending patent applications. There can be no assurance that our existing patents, or any patents issued to us as a result of such applications, will provide a basis for commercially viable products, will provide us with any competitive advantages, or will not face third-party challenges or be the subject of further proceedings limiting their scope or enforceability. We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. In addition, costly litigation could be necessary to protect our patent position. We license patents from the Eastern Virginia Medical School for Caprogel and from Senju for Istalol, Xibrom and ecabet sodium. Some of these license agreements do not permit us to control the prosecution, maintenance, protection and defense of such patents. If the licensor chooses not to protect its own patent rights, we may not be able to take actions to secure our related product marketing rights. In addition, if such patent licenses are terminated before the expiration of the licensed patents, we may no longer be able to continue to manufacture and sell such products as may be covered by the patents.

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

Our principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. We launched our first product, Istalol, in the third quarter of 2004 and our second product, Vitrase, in the first quarter of 2005. For the year ended December 31, 2004, our three largest customers accounted for 15%, 40% and 25%, respectively, of our net revenues. The loss of any of our customers could materially adversely affect our business, results of operations and financial condition and our cash flows. In addition, none of our customers are party to any long-term supply agreements with us which would enable them to change suppliers freely should they wish to do so.

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

We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors may include Allergan, Alcon Laboratories, Inc., Amphastar Pharmaceuticals, Inc., Bausch & Lomb, Halozyme Therapeutics, Inc., Johnson & Johnson, Novartis AG, Pfizer, Inc., Eli Lilly and Company and Inspire Pharmaceuticals, Inc. These competitors may develop technologies and products that are more effective or less costly than our current or future products or product candidates or that could render our technologies, products and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. Many of our competitors also have more resources committed to and expertise in effectively commercializing, marketing, and promoting products approved by the FDA, including communicating the effectiveness, safety and value of the products to actual and prospective customers and medical professionals. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare. In the product first quarter of 2005, Alcon announced that it had filed an NDA for its product Nevanac (nepafenac), an anti-inflammatory ophthalmic product and released data from its Phase III Nevanac clinical studies. If the NDA for this product is approved, it may be marketed as an alternative to and compete against Xibrom.

In addition, competition from generic drugs is a major challenge in the United States to branded drug companies, like us, and may have a material adverse effect on our product revenues. In October 2004, the FDA granted Istalol a “BT” rating, which means that prescriptions for Istalol cannot be substituted legally at pharmacies with generic timolol maleate products. Nonetheless, we believe that certain pharmacies may have substituted, and may be continuing to substitute, Istalol prescriptions with generic timolol maleate solutions. We have completed an educational campaign to make our customers and pharmacies aware of Istalol’s BT rating and that Istalol cannot be substituted legally at pharmacies with generic timolol maleate products. In October 2004, the FDA informed us that Vitrase (hyaluronidase for injection; lyophilized, ovine) for use as a spreading agent to facilitate the dispersion and absorption of other drugs was entitled to five-year new chemical entity market exclusivity pursuant to the federal Food, Drug and Cosmetic Act. The FDA indicated that Vitrase’s new chemical entity exclusivity would bar submission to FDA of certain third party 505(b)(2) NDAs and Abbreviated New Drug Applications, or ANDAs, for drugs containing the same active moiety as Vitrase. The submission bar would be for five years from Vitrase’s approval date (i.e., May 5, 2004) or for four years in the case of patent challenges. The FDA also said that Vitrase’s new chemical entity exclusivity is not a prohibition on FDA’s review and approval of any 505(b)(2) NDA or ANDA that was submitted to the agency before Vitrase was granted five-year exclusivity. In October 2004, the FDA approved Amphadase (hyaluronidase) injection, USP, 150 IU mL, a bovine-sourced hyaluronidase, for use as a spreading agent. Amphadase, manufactured by Amphastar Pharmaceuticals, Inc., is the generic equivalent of a branded bovine-sourced hyaluronidase which is no longer commercially available. In March 2005, Halozyme Therapeutics announced it had filed an NDA for Enhanze SC, a formulation of recombinant human hyaluronidase being developed as a spreading agent. If the NDA for this product is approved, it may be marketed as an alternative to and compete against Vitrase. Our ability to secure the benefit of the Vitrase market exclusivity depends on a variety of factors, some of which are beyond our control, including, among others, the timing, content and outcome of actions and decisions by the FDA and other regulatory authorities regarding third party products and the impact and scope of the Vitrase market exclusivity and its affect on third party products.

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

Since 2001 until the present, the daily closing price per share of our common stock has ranged from a high of $133.75 per share to a low of $2.60 per share, as adjusted for the 1-for-10 reverse stock split affected November 2002. Our stock price has been and may continue to be subject to significant volatility. The following factors may cause the market price of our common stock to fall:

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

The average daily trading volume in our common stock for the twelve-month period ended March 31, 2005 was approximately 82,785 shares and the average daily number of transactions was approximately 265 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Future sales of shares of our common stock may negatively affect our stock price.

As a result of our bridge financing in September 2002, our PIPE financing transaction in November 2002, our follow-on public offering in November 2003, our registered direct offerings in August 2004 and our follow-on public offering in January 2005, we issued approximately 23.7 million shares of our common stock. The shares of common stock issued in connection with these transactions represent approximately 92% of our common stock outstanding as of May 5, 2005. In connection with our bridge financing and our PIPE financing transaction, we also issued warrants exercisable for the purchase of up to an aggregate of 1,842,104 shares of our common stock based upon a purchase price of $3.80 per share. We filed a registration statement on Form S-3 (Registration No. 333-103820), which was declared effective on June 6, 2003, to cover sales of the shares issued to the PIPE investors and issuable to the PIPE and bridge investors upon conversion of the warrants. The exercise of these warrants could result in significant dilution to our shareholders at the time of exercise. We also filed a registration statement on Form S-2 (Registration No. 333-109576) in connection with our November 2003 follow-on public offering, which was declared effective on November 12, 2003, in which we issued and sold 4,000,000 shares of our common stock. In April 2004, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective in May 2004, providing for the offering from time to time of up to $75 million of our securities, which may consist of common stock, preferred stock, warrants, or debt securities. On August 6, 2004 we sold 1,570,000 shares of common stock under our shelf registration statement for an aggregate purchase price of $13.3 million, or $8.50 per share, before placement agency fees and other offering expenses. On August 10, 2004, we sold 250,000 shares of common stock under our shelf registration statement for an aggregate purchase price of $2.1 million, or $8.50 per share, before offering expenses. In January 2005, we sold 6,325,000 shares of our common stock under our universal shelf registration statement in an underwritten public offering for an aggregate purchase price of $56.2 million, or $8.88 per share, before offering expenses and underwriting discounts.

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

As of May 5, 2005, our directors, officers, and principal stockholders together control approximately 55% of our voting securities, a concentration of ownership that could delay or prevent a change in control. We are obligated to include a representative of Investor Growth Capital as a nominee for election to our board of directors and Sprout Capital has the right to designate two such nominees. Our principal stockholders, if acting together, would be able to influence and possibly control most matters submitted for approval by our stockholders, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2004 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of March 31, 2005, we have not used derivative instruments or engaged in hedging activities.

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

Evaluation of disclosure controls and procedures

Management of the Company, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this periodic SEC filing to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

The Company has not made any significant changes to its internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

We are involved in legal proceedings incidental to our business from time to time. We believe that pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

Item 4	Submission of Matters to a Vote of Security Holders

No matters were voted upon during the first quarter of 2005.

Item 6	Exhibits

See Exhibit Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, County of Orange, State of California, on this 10th day of May 2005.

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