Form 10-Q
period 2005-06-30
ISTA PHARMACEUTICALS INC
filed 2005-08-08
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) ☐ Yes  ☒ No

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of July 25, 2005 was 25,856,975.

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

ISTA Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,030	$9,506
Short-term investments	54,547	18,242
Accounts receivable, net of allowances of $59 in 2005 and $4 in 2004	4,704	18
Inventory, net of allowances of $912 in 2005 and $785 in 2004	1,765	756
Other current assets	1,060	784

Total current assets	63,106	29,306
Property and equipment, net	1,237	911
Deposits and other assets	228	156

Total Assets	$64,571	$30,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,075	$1,707
Accrued compensation and related expenses	1,048	1,379
Accrued expenses — clinical trials	5	28
Current portion of long-term liabilities	366	3,866
Current portion of obligation under capital lease	7	—
Other accrued expenses	5,125	3,454

Total current liabilities	8,626	10,434
Deferred rent	169	89
Deferred revenue	5,583	4,166
Long-term liabilities	183	366
Obligation under capital lease	43	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at June 30, 2005 and December 31, 2004; no shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $.001 par value; 100,000,000 shares authorized at June 30, 2005 and December 31, 2004; 25,845,682 and 19,350,715 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	26	19
Additional paid in capital	256,792	203,611
Deferred compensation	(63)	(167)
Accumulated other comprehensive income	(80)	(82)
Deficit accumulated	(206,708)	(188,063)

Total stockholders’ equity	49,967	15,318

Total Liabilities and Stockholders’ Equity	$64,571	$30,373

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ISTA Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Product sales, net	$2,740	$—	$3,251	$—
License revenue	70	70	139	139

Total revenue	2,810	70	3,390	139
Cost of products sold	977	—	1,343	—

Gross profit margin	1,833	70	2,047	139
Operating expenses:
Research and development	4,452	5,562	6,862	8,589
Selling, general and administrative	8,279	2,951	14,651	5,380

Total operating expenses	12,731	8,513	21,513	13,969

Loss from operations	(10,898)	(8,443)	(19,466)	(13,830)
Interest income	462	131	838	280
Interest expense	—	—	(17)	(2)

Net loss	$(10,436)	$(8,312)	$(18,645)	$(13,552)

Net loss per common share, basic and diluted	$(0.40)	$(0.48)	$(0.74)	$(0.78)

Shares used in computing net loss per common share, basic and diluted	25,845	17,457	25,101	17,452

ISTA Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2005	2004
Operating Activities
Net loss	$(18,645)	$(13,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	104	205
Depreciation and amortization	169	137
Transfer of equipment for technology	—	214
Deferred rent	80	(4)
Deferred revenue	1,417	(139)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,686)	—
Other current assets	(276)	(964)
Inventory, net	(1,009)	558
Accounts payable	368	(941)
Accrued compensation and related expenses	(331)	9
Accrued expenses — clinical trials and other accrued expenses	1,648	911
Other liabilities	(3,683)	732

Net cash used in operating activities	(24,844)	(12,834)

Investing Activities
Purchase of short-term investment securities	(56,344)	(3,420)
Sale of short-term investment securities	20,039	10,311
Purchase of equipment	(494)	(45)
Deposits and other assets	(72)	(104)

Net cash (used in) provided by investing activities	(36,871)	6,742

Financing Activities
Proceeds from exercise of stock options	267	18
Payment on obligation under capital leases	50	—
Proceeds from issuance of common stock	52,922	23

Net cash provided by financing activities	53,239	41

Decrease in Cash and Cash Equivalents	(8,476)	(6,051)
Cash and cash equivalents at beginning of period	9,506	16,988

Cash and Cash Equivalents At End of Period	$1,030	$10,937

ISTA Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2005

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

As of June 30, 2005, the Company had approximately $55.6 million in cash and cash equivalents and short-term investments. The Company incurred a net loss of $18.6 million for the six months ended June 30, 2005 and had an accumulated deficit of $206.7 million at June 30, 2005. The ability of ISTA to continue as a going concern is dependent upon its ability to obtain additional capital and achieve profitable operations. ISTA’s ability to attain profitable operations is dependent upon the successful development of its products, approval by the FDA of its products, achieving market acceptance of such approved products and achievement of sufficient levels of revenue to support ISTA’s cost structure and growth.

ISTA believes that its current cash and cash equivalents and short-term investments on hand will be sufficient to finance its anticipated capital and operating requirements for at least the next twelve months. If ISTA engages in acquisitions of companies, products, or technology in order to execute its business strategy, ISTA may need to raise additional capital. ISTA may be required to raise additional capital in the future through collaborative agreements, private investment in public equity (“PIPE”) financings, and various other equity or debt financings. If ISTA is required to raise additional capital in the future, there can be no assurance that the additional financing will be available on favorable terms, or at all.

The unaudited condensed consolidated financial statements contained in this Form 10-Q do not include any adjustments to the specific amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Basis of Presentation

General

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, consisting of only normal, recurring accruals, necessary to present fairly the Company’s financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

In general, the Company is obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. The Company authorizes returns for damaged products and exchanges for expired products in accordance with its return goods policy and procedures, and has established reserves for such amounts at the time of sale. The Company recently launched its first marketed product, Istalol, in the third quarter of 2004, its second product, Vitrase, in the first quarter of 2005 and its third product, Xibrom, in the second quarter of 2005. Actual Istalol, Vitrase and Xibrom returns have not exceeded the Company’s estimated allowances for returns.

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

4. Inventory

Inventory at June 30, 2005 consisted of $397,000 of raw materials and $2.3 million of finished goods. Additionally, the Company recorded $912,000 in inventory reserves. Inventory at June 30, 2004 consisted of $90,000 in raw materials and $468,000 of work-in-progress. The Company obtained FDA approval for Vitrase for use as a spreading agent in May 2004, Istalol in June 2004 and Xibrom in March 2005.

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

Inventory relates to Istalol, for the treatment of glaucoma; Vitrase, lyophilized 6,200 USP units multi-purpose vial and Vitrase 200 USP units/mL for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs; and Xibrom, a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation . Inventories, net of allowances, are stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method.

5. Comprehensive Income (Loss)

Statement of Financial Accounting Standard, or SFAS, No. 130, “Reporting Comprehensive Income”, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the six-month period ended June 30, 2005 and 2004 was $18,643,000 and $13,608,000, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

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

As required under SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, the pro forma effects of stock-based compensation on net loss have been estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” was issued in December 2002 an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for the Company beginning January 1, 2003. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on the Company’s consolidated financial position and results of operations.

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

	Six Months Ended
	June 30, 2005	June 30, 2004
Net loss, as reported	$(18,645)	$(13,552)
Add: Stock-based employee compensation expense included in net loss attributable to common shareholders	104	205
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,445)	(1,058)

Pro forma net loss	$(19,986)	$(14,405)

Net loss per share, basic and diluted, as reported	$(0.74)	$(0.78)

Pro forma net loss per share, basic and diluted	$(0.80)	$(0.83)

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

Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. The Company granted restricted stock awards to non-employee directors to purchase a total of 7,500 shares of common stock at a purchase price of $0.001 per share, which awards are subject to forfeiture until the first anniversary of the grant date.

8. Commitments and Contingencies

The Company is subject to routine claims and litigation incidental to its business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on the operating results or financial position of the Company.

9. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R (Revised 2004), “Share-Based Payment”. The revisions to SFAS No. 123 require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement No. 123R replaces FASB Statement No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. For public entities, the provisions of the statement are effective as of the beginning of the first annual reporting period that begins after December 15, 2005, however early adoption is allowed. The Company expects to adopt the provisions of the new statement in the first fiscal quarter of 2006. The adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company cannot accurately estimate at this time the impact of adopting SFAS No. 123R as it will depend on its market price, the Company’s assumptions used and levels of share-based payments granted in future periods.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. SFAS 151 amends the guidance in Accounting Research Bulletin, or ARB, No. 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are to be recognized as current-period charges. SFAS 151 is effective for fiscal years beginning after June 15, 2005. SFAS 151 is not expected to have a material impact on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Securities Litigation Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation “Factors That May Affect Results of Operations and Financial Condition” set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions, “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Factors that May Affect Results of Operations and Financial Condition”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements”, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

We are a specialty pharmaceutical company focused on the commercialization and development of unique and uniquely improved products for serious conditions of the eye. We recently launched in the United States our first product, Istalol for the treatment of glaucoma, our second product, Vitrase for use as a spreading agent, and our third product, Xibrom, for the treatment of ocular inflammation following cataract surgery. We have an NDA filed and accepted by the FDA for Vitrase for the treatment of vitreous hemorrhage for which we received an approvable letter. We have also filed Investigational New Drug Applications, or INDs, with the FDA in March and April 2005, respectively, to conduct a U.S. Phase IIb study of ecabet sodium for the treatment of dry eye syndrome and to conduct a U.S. Phase III study of our proprietary formulation of a fixed combination product of tobramycin and prednisolone acetate (the “tobra/pred product”) for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infections exists.

We continue to expand our commercial infrastructure in connection with the marketing, sale and distribution of our approved products in the United States. We estimate that approximately 10,000 ophthalmologists write the majority of the prescriptions for serious conditions of the eye in the United States. In connection with our recent launch of Xibrom, we have expanded our sales force to approximately 70 sales representatives as of June 30, 2005 to better reach this physician population. We intend to leverage our commercial capabilities for our other late-stage product candidates and additional products we may develop or acquire in the future.

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

While we currently have three products available for sale, we have not generated any significant revenues from sales of our products. We have incurred losses since inception and had an accumulated deficit of $206.7 million through June 30, 2005. Our losses have resulted primarily from research and development activities, including clinical trials, related general and administrative expenses, a deemed dividend to holders of our preferred stock which is no longer outstanding, and increased selling, general and administrative expenses related to the expansion of our commercial infrastructure. In addition, we expect our operating expenses to increase substantially from historical levels in connection with our continued expansion of our commercial infrastructure to support the manufacture, marketing, sale and distribution of our approved products. As a result, we expect to continue to incur operating losses for the foreseeable future until we are able to generate sufficient product revenues to support our then current cost structure.

Our Products and Product Pipeline

We have recently launched several products in the United States and are pursuing the development of several late-stage products, including:

Xibrom (bromfenac)

Xibrom is a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation. The product was first developed by Senju Pharmaceuticals, Co. Ltd. and launched in the Japanese market in 2000. We believe its sales growth in Japan is principally due to its superior potency and twice-daily dosing regimen, as compared to the requirement of four doses-per-day for most other anti-inflammatory products. In May 2002, we acquired marketing rights for Xibrom in the United States under a license agreement with Senju. We received FDA approval for Xibrom in March 2005 and launched Xibrom in the United States in the second quarter of 2005.

Ocular Inflammation

Market opportunity. Based upon 2004 data from IMS Health, we estimate that 2004 sales in the U.S. topical ophthalmic anti-inflammatory market were approximately $400 million, with total prescriptions of 8.6 million. Currently available non-steroid treatments must be dosed four times a day as compared to Xibrom’s twice-daily dosing.

We launched Xibrom in the second quarter of 2005, and we currently promote it through our specialty sales force. In order to support the launch of Xibrom, we have expanded our sales force from 50 to 70 people as of June 30, 2005.

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

Market opportunity. According to the Glaucoma Research Foundation, three million people in the United States suffer from the disease, with 120,000 new cases documented annually. According to prescription data compiled by IMS Health for 2004, we estimate that the U.S. pharmaceutical market for the treatment of glaucoma exceeds $1.4 billion per year. Of this, the ophthalmic beta-blocker market exceeds $165 million per year, primarily at generic prices, with over 5.2 million prescriptions written annually. Timolol maleate, which is currently available from several manufacturers in either a twice-a-day eye drop solution or once-a-day gel formulation, is the leading beta-blocker to treat glaucoma in the United States. In clinical trials, Istalol, given once-a-day, has shown efficacy and safety comparable to timolol maleate solution, given twice-a-day. Other than Istalol, the only available formulations of timolol maleate that have demonstrated efficacy with once-a-day dosing are gels, which have been known to cause blurring of patients’ vision.

We launched Istalol in the United States in July 2004, and currently promote it through our specialty sales force. Istalol promotion is now focused on the 7,000 ophthalmologists whom we believe account for more than 68% of all glaucoma prescriptions.

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

Vitrase (ovine hyaluronidase)

We launched Vitrase in the first quarter of 2005, our proprietary formulation of ovine hyaluronidase, for use as a spreading agent. We also are developing Vitrase for the treatment of vitreous hemorrhage and diabetic retinopathy. The term hyaluronidase describes a group of naturally occurring enzymes that can digest certain forms of carbohydrate molecules called proteoglycans. Vitrase, when used as a spreading agent, is injected into connective tissue, where it modifies the permeability of such tissues and promotes diffusion of injected drugs, thus accelerating their absorption. When injected into the vitreous humor, Vitrase breaks down the proteoglycan matrix, causing the vitreous humor to liquefy. We believe that this also results in the separation of the vitreous humor from the retina and that, together, these effects are beneficial for the treatment of vitreous hemorrhage and diabetic retinopathy. Vitrase may be administered directly into the vitreous humor through a single-dose injection. The procedure will be performed in several minutes in an ophthalmologist’s office and is virtually painless due to the application of a topical anesthetic.

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

We launched Vitrase in the United States for use as a spreading agent and are currently promoting it through our specialty sales force. We target the top ophthalmic surgeons, most of whom are also high prescribers of anti-inflammatory medications that we currently target for Xibrom.

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

Clinical/regulatory status. Senju has commenced Phase II testing of the product in Japan for the treatment of dry eye syndrome. In March 2005, we filed an Investigation New Drug Application, or IND, with the FDA to conduct a U.S. Phase IIb study of ecabet sodium for the treatment of dry eye syndrome. We initiated our Phase IIb study in the second quarter of 2005. Based on timely completion of our Phase IIb study and depending upon the results, we expect to design and initiate two Phase III studies in 2006.

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

Clinical/regulatory status. In April 2005, we filed an IND with the FDA to initiate a U.S. Phase III study of the tobra/pred product for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists. We initiated our tobra/pred product Phase III study in the third quarter of 2005. Based on timely completion of our Phase III study and depending on the results, we expect to submit to the FDA an NDA for the tobra/pred product during the first half of 2006.

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

We have incurred losses since inception and had an accumulated deficit of $206.7 million through June 30, 2005. Our losses have resulted primarily from research and development activities, including clinical trials, general and administrative expenses and a deemed dividend to our preferred shareholders. We expect to continue to incur operating losses for the foreseeable future as we continue to conduct research, development and clinical testing activities, to seek regulatory approval for our product candidates, and to market our approved products.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Report are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements. Included within these policies are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition.

We believe that the critical accounting policies that most impact the consolidated financial statements are as described below.

Revenue Recognition

Product Revenue. We recognize revenue from product sales, in accordance with Financial Accounting Standard No. 48 “Revenue Recognition When Right of Return Exists”, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. If actual future payments for allowances for discounts, returns, rebates and chargebacks exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established reserves for such amounts at the time of sale. We launched our first product, Istalol, in the third quarter of 2004, our second product, Vitrase in the first quarter of 2005, and our third product, Xibrom in the second quarter of 2005. To date, actual Istalol, Vitrase and Xibrom returns have not exceeded our estimated allowances for returns. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns exceed our estimated allowances for returns. The lack of adequate third party reimbursement for Vitrase continues to negatively impact our Vitrase lyophilized 6,200 USP units multi-purpose vial sales. We believe this trend will continue until adequate reimbursement levels are established.

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

Inventory relates to Istalol, for the treatment of glaucoma; Vitrase, lyophilized 6,200 USP units multi-purpose vial and Vitrase 200 USP units/mL for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs; and Xibrom, for the treatment of ocular inflammation following cataract surgery. Inventories, net of allowances, are stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method.

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

Three Months Ended June 30, 2005 and 2004

Revenue. Revenue was approximately $2.8 million for the three months ended June 30, 2005, as compared to $70,000 for the three months ended June 30, 2004. In the third quarter of 2004, we launched our first commercial product, Istalol, a once-a-day, eye drop solution of timolol, a beta-blocking agent for the treatment of glaucoma. In the first quarter of 2005, we launched our second commercial product, Vitrase, for use as a spreading agent. In the second quarter of 2005, we launched our third product, Xibrom, for the treatment of ocular inflammation following cataract surgery. Net product sales for the three months ended June 30, 2005 were $2.7 million. There were no product sales for the three months ended June 30, 2004.

In addition to product revenues during the three months ended June 30, 2005, we reported license revenue of $70,000 for both the three months ended June 30, 2005 and 2004, respectively, which reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

Cost of products sold. Cost of products sold were $977,000 for the three months ended June 30, 2005. There was no product sales during the three months ended June 30, 2004. Cost of products sold for the second quarter of 2005 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties and other costs of products sold. Product gross margin for the three months ended June 30, 2005 was $1.8 million, or 64%. We expect product gross margin to vary on a quarterly basis in 2005 commensurate with our product sales mix.

Research and development expenses. Research and development expenses for the three months ended June 30, 2005 were $4.5 million compared to $5.6 million for the three months ended June 30, 2004. Our research and development expenses have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial manufacturing capabilities for Vitrase, Istalol and Xibrom. Research and development expenses decreased by $1.1 million during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease is attributable to a reduction in research and development expenses, primarily as a result of obtaining FDA approval for Vitrase, Istalol and Xibrom, which resulted in the capitalization of various amounts into commercial inventory, as compared to the prior period.

Selling, general and administrative expenses. Selling, general and administrative expenses were $8.3 million for the three months ended June 30, 2005 compared to $3.0 million for the three months ended June 30, 2004. Of the $5.3 million increase in selling, general and administrative expenses, $5.2 million relates to sales and marketing expenses associated with the commercial launch of our approved products, including an increase in sales personnel, and $100,000 is due to increases in general corporate expenses principally related to facility and personnel costs, offset by a reduction in deferred compensation expense.

Interest income. Interest income was $462,000 for the three months ended June 30, 2005 compared to $131,000 for the three months ended June 30, 2004. The increase in interest income was primarily attributable to higher cash balances and a better rate of return for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily as a result of our receipt of $52.9 million of proceeds (net of underwriting discounts and offering expenses) in connection with our January 2005 financing.

Interest expense. There was no interest expense recorded for both the three months ended June 30, 2005 and June 30, 2004, respectively.

Six Months Ended June 30, 2005 and 2004

Revenue. Revenue was approximately $3.4 million for the six months ended June 30, 2005, as compared to $139,000 for the six months ended June 30, 2004. In the third quarter of 2004, we launched our first commercial product, Istalol, a once-a-day, eye drop solution of timolol, a beta-blocking agent for the treatment of glaucoma. In the first quarter of 2005, we launched our second commercial product, Vitrase, for use as a spreading agent. In the second quarter of 2005, we launched our third product, Xibrom, for the treatment of ocular inflammation following cataract surgery. Net product sales for the six months ended June 30, 2005 were $3.3 million. There were no product sales for the six months ended June 30, 2004.

In addition to product revenues during the six months ended June 30, 2005, we reported license revenue of $139,000 for both the six months ended June 30, 2005 and 2004, respectively, which reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

Cost of products sold. Cost of products sold were $1.3 million for the six months ended June 30, 2005. There was no product sales during the six months ended June 30, 2004. Cost of products sold for the six months ended June 30, 2005 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves for short dating of certain Istalol lots and other costs of products sold. Product gross margin for the six months ended June 30, 2005 was $1.9 million, or 59%. We expect product gross margin to vary on a quarterly basis in 2005 commensurate with our product sales mix.

Research and development expenses. Research and development expenses for the six months ended June 30, 2005 were $6.9 million compared to $8.6 million for the six months ended June 30, 2004. Our research and development expenses have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial manufacturing capabilities for Vitrase, Istalol and Xibrom. Research and development expenses decreased by $1.7 million during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease is attributable to a reduction in research and development expenses, primarily as a result of obtaining FDA approval for Vitrase, Istalol and Xibrom, which resulted in the capitalization of various amounts into commercial inventory, as compared to the prior period.

Selling, general and administrative expenses. Selling, general and administrative expenses were $14.7 million for the six months ended June 30, 2005 compared to $5.4 million for the six months ended June 30, 2004. Of the $9.3 million increase in selling, general and administrative expenses, $8.8 million relates to sales and marketing expenses associated with the commercial launch of our approved products, including an increase in sales personnel, and $500,000 is due to increases in general corporate expenses principally related to facility and personnel costs, offset by a reduction in deferred compensation expense.

Interest income. Interest income was $838,000 for the six months ended June 30, 2005 compared to $280,000 for the six months ended June 30, 2004. The increase in interest income was primarily attributable to higher cash balances and a better rate of return for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily as a result of our receipt of $52.9 million of proceeds (net of underwriting discounts and offering expenses) in connection with our January 2005 financing.

Interest expense. Interest expense was $17,000 for the six months ended June 30, 2005 compared to $2,000 for the six months ended June 30, 2004. Interest expense incurred during the six months ended June 30, 2005 was primarily attributable to the interest accrued on the $3.5 million liability due (and fully paid during the first quarter of 2005) to Allergan as a result of our reacquisition of all rights to market and sell Vitrase in the United States and other specified markets. The interest expense incurred during 2004 was primarily attributable to the interest paid on the financing of our directors’ and officers’ insurance premiums.

Liquidity and Capital Resources

As of June 30, 2005, we had approximately $55.6 million in cash and equivalents and short-term investments and working capital of $54.5 million.

We have financed our operations since inception primarily through private equity sales and the sale of our common stock in our initial and follow-on public offerings. We received net proceeds of $10.0 million from the private sale of preferred stock in March 2000, $31.7 million from our initial public offering in August 2000, $4.0 million from the private sale of common stock in December 2001, $5.0 million from a license fee payment in December 2001, $4.0 million from the issuance of promissory notes in September 2002, $37.3 million from our PIPE transaction in November 2002, $35.7 million from our follow-on public offering in November 2003, $14.5 million from our registered direct offerings in August 2004 and $52.9 million from our follow-on public offering in January 2005. The private investment in public equity, or PIPE, transaction in November 2002 consisted of a private placement of 10,526,306 shares of our common stock for the aggregate purchase price of approximately $40.0 million, or $3.80 per share, and warrants to purchase up to 1,578,946 shares of our common stock for an exercise price of $3.80 per share, before offering expenses and fees. The follow-on public offering in November 2003 consisted of the sale of 4,000,000 shares of our common stock for the aggregate purchase price of $38.0 million, or $9.50 per share, before offering expenses and underwriting discounts. In April 2004, we filed a universal shelf registration statement on Form S-3 with the SEC providing for the offering from time to time of up to $75,000,000 of our securities, which may consist of common stock, preferred stock, warrants, or debt securities. On August 6, 2004 we sold 1,570,000 shares of common stock under our universal shelf registration statement on Form S-3 for an aggregate purchase price of $13.3 million, or $8.50 per share, before placement agency fees and other offering expenses. On August 10, 2004, we sold an additional 250,000 shares of common stock under our universal shelf registration statement for an aggregate purchase price of $2.1 million, or $8.50 per share, before offering expenses. In January 2005, we sold 6,325,000 shares of our common stock under our universal shelf registration statement in an underwritten public offering for an aggregate purchase price of $56.2 million, or $8.88 per share, before offering expenses and underwriting discounts.

For the six months ended June 30, 2005, we used $24.8 million of cash for operations principally as a result of the net loss of $18.6 million and the change in other liabilities of $3.7 million, including a $3.5 million payment (including interest) incurred as a result our reacquisition of all rights to market and sell Vitrase in the United States and other specified markets from Allergan. For the six months ended June 30, 2004, we used approximately $12.8 million of cash for operations.

For the six months ended June 30, 2005, we used $36.9 million of cash from investing activities, primarily due to the purchase of our short-term investment securities. For the six months ended June 30, 2004, we received $6.7 million of cash from investing activities, primarily due to the maturities of our short-term investment securities.

For the six months ended June 30, 2005, we received $53.2 million from financing activities, primarily as a result of the sale of an aggregate of 6,325,000 shares of common stock under our universal shelf registration statement in an underwritten public offering for an aggregate purchase price of $56.2 million, before offering expenses and underwriting discounts. For the six months ended June 30, 2004, we received $41,000 from financing activities, primarily from the exercise of stock options and the issuance of common stock under our Employee Stock Purchase Plan.

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

Our actual future capital requirements will depend on many factors, including the following:

•	the success of the commercialization of our products.

•	sales and marketing activities, and expansion of our commercial infrastructure, related to our approved products and product candidates;

•	the results of our clinical trials and requirements to conduct additional clinical trials;

•	the rate of progress of our research and development programs;

•	the time and expense necessary to obtain regulatory approvals;

•	activities and payments in connection with potential acquisitions of companies, products or technology;

•	competitive, technological, market and other developments; and

•	our ability to establish and maintain collaborative relationships.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. In some cases, you can identify forward-looking statements by words like “may,” “will,” “should,” “could,” “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions. You should not rely on these forward-looking statements. These forward-looking statements are subject to substantial risks, uncertainties and assumptions. Some of the factors that could cause actual results to differ materially from the forward-looking statements are described under “Factors that May Affect Results of Operations and Financial Condition” in this Report. These factors include, but are not limited to:

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

Factors that May Affect Results of Operations and Financial Condition

Risks Related to Our Business

If we do not receive and maintain regulatory approvals for our product candidates, we will not be able to commercialize our products, which would substantially impair our ability to generate revenues and materially harm our business and financial condition.

Three of our product candidates have recently received regulatory approval from the FDA. In May 2004, the FDA approved our NDA for Vitrase, in a lyophilized 6,200 USP units multi-purpose vial, for use as a spreading agent. In December 2004, the FDA approved our supplemental NDA for Vitrase for use as a spreading agent at a concentration of 200 USP units/mL in sterile solution. In June 2004, we received FDA approval of the NDA for Istalol for the treatment of glaucoma. In March 2005, we received FDA approval of the NDA for Xibrom for the treatment of ocular inflammation following cataract surgery. Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States.

The regulatory approval process is extensive, time-consuming and costly, and there is no guarantee that the FDA will approve additional NDAs for our product candidates, or that the timing of any such approval will be appropriate for our product launch schedule and other business priorities, which are subject to change.

We filed and the FDA accepted an NDA for Vitrase for the treatment of vitreous hemorrhage. Although we have received an approvable letter from the FDA with respect to our NDA for Vitrase for the treatment of vitreous hemorrhage, the FDA has requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. There can be no assurances that the FDA will approve this NDA for Vitrase, even if we decide to and are successfully able to undertake the further analysis and clinical testing requested by the FDA. We are continuing our discussions with the FDA on this NDA and other potential uses of Vitrase, such as diabetic retinopathy.

Clinical testing of pharmaceutical products is also a long, expensive and uncertain process. Even if initial results of preclinical studies or clinical trial results are positive, we may obtain different results in later stages of drug development, including failure to show desired safety and efficacy. The clinical trials of any of our product candidates could be unsuccessful, which would prevent us from obtaining regulatory approval and commercializing the product. We have filed Investigation New Drug Applications, or INDs, with the FDA in March and April 2005, respectively, to conduct a U.S. Phase IIb study of ecabet sodium for the treatment of dry eye syndrome and to conduct a U.S. Phase III study of our proprietary formulation of a fixed combination product of tobramycin and prednisolone acetate (the “tobra/pred product”) for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists. We initiated our ecabet sodium Phase IIb study in the second quarter of 2005 and our tobra/pred product Phase III study in the third quarter of 2005. However, we can provide no assurance as to whether the results of these studies, if initiated, will be successful.

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

Rapid growth of our business is likely to place a significant strain on our managerial, operational and financial resources and systems. We have increased our full-time employee count from 63 as of December 31, 2004 to 155 as of June 30, 2005. We expanded our sales force from 50 sales representatives as of the first quarter of 2005 to 70 sales representatives as of June 30, 2005 in conjunction with our commercial launch of Xibrom, for the treatment of ocular inflammation following cataract surgery. To execute our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We will be dependent on our personnel and third parties to effectively manufacture, market, sell and distribute our products. We will also depend on our personnel and third parties to successfully develop and acquire new products. Further, our anticipated growth will place additional strain on our suppliers and manufacturers, resulting in increased need for us to carefully manage these relationships and monitor for quality assurance. Although we cannot assure you that we will, in fact, grow as we expect, if we fail to manage our growth effectively or to develop and expand a successful commercial infrastructure to support marketing and sales of our products, our business and financial results will be materially harmed.

We have generated minimal revenue from product sales to date, we have a history of net losses and negative cash flow, and we may need to raise additional working capital.

We have generated minimal revenue from product sales to date, and we may never generate significant revenues from product sales in the future. In addition, we have never been profitable, and we might never become profitable. In this regard, we anticipate that our operating expenses will substantially increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products. As of June 30, 2005, our accumulated deficit was $206.7 million, including a net loss of approximately $18.6 million for the six months ended June 30, 2005. As of June 30, 2005, we had approximately $55.6 million in cash and cash equivalents and short-term investments and working capital of $54.5 million. We believe our current cash and cash equivalents and short-term investments on hand will be sufficient to finance anticipated capital and operating requirements for at least the next twelve months.

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

We have entered into a master services agreement with R.P. Scherer West, Inc., which was subsequently acquired by and remains a wholly owned subsidiary of Cardinal Health, Inc., for the manufacture of commercial quantities of our Vitrase product in a lyophilized 6,200 USP units multi-purpose vial and a supply agreement with Alliance Medical Products, Inc. for the manufacture of commercial quantities of our Vitrase product in 200 USP units/mL in sterile solution. We also have entered into a manufacturing services agreement with Bausch & Lomb Incorporated for the manufacture of commercial quantities of Istalol and Xibrom. Before any contract manufacturer can produce commercial quantities of a product, we must demonstrate to the FDA’s satisfaction that the product source for commercial quantities is substantially equivalent to the supply of the product used in our clinical trials. Such demonstration may include the requirement to conduct additional clinical trials. In addition, the manufacturing facilities of all of our contract manufacturers must comply with current Good

Manufacturing Practice, or cGMP, regulations, which the FDA strictly enforces. Moreover, the facilities of the contract manufacturer must undergo and pass pre-approval inspections by the FDA before any of our products can be approved for commercial manufacture and, once approved, such facilities must maintain their compliance and good standing with regulatory authorities. We cannot assure you that R.P. Scherer West, Alliance Medical Products, Bausch & Lomb, or any other manufacturer we may contract with in the future will be able, as applicable, to develop processes necessary to produce substantially equivalent product to those products used in our clinical trials so that regulatory authorities will approve them as a manufacturer, or that such facilities, once approved, will produce on a timely basis enough product to meet our sales demands, or that they will maintain their compliance and good standing with regulatory authorities. Any such failures could delay or stop our efforts to develop our product candidates and commercialize our products.

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

We currently own or license 54 U.S. and foreign patents and 40 U.S. and foreign pending patent applications. There can be no assurance that our existing patents, or any patents issued to us as a result of such applications, will provide a basis for commercially viable products, will provide us with any competitive advantages, or will not face third-party challenges or be the subject of further proceedings limiting their scope or enforceability. We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. In addition, costly litigation could be necessary to protect our patent position. We license patent rights from the Eastern Virginia Medical School for Caprogel and from Senju for Istalol, Xibrom and ecabet sodium. Some of these license agreements do not permit us to control the prosecution, maintenance, protection and defense of such patents. If the licensor chooses not to protect its own patent rights, we may not be able to take actions to secure our related product marketing rights. In addition, if such patent licenses are terminated before the expiration of the licensed patents, we may no longer be able to continue to manufacture and sell such products as may be covered by the patents.

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

Both governmental and private third-party payers are increasingly attempting to limit both the coverage and the level of reimbursement of new drug products to contain costs. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third-party payers may not establish adequate levels of reimbursement for any of our approved products or products we develop or acquire in the future, which could limit their market acceptance and result in a material adverse effect on our financial condition. For example, the lack of adequate third party reimbursement for Vitrase continues to negatively impact our Vitrase lyophilized 6,200 USP units multi-purpose vial sales. We believe this trend will continue until adequate reimbursement levels are established.

Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

Our principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. We launched our first product, Istalol, in the third quarter of 2004, our second product, Vitrase, in the first quarter of 2005 and our third product, Xibrom, in the second quarter of 2005. For the year ended December 31, 2004, our three largest customers accounted for 15%, 40% and 25%, respectively, of our net revenues. The loss of any of our customers could materially adversely affect our business, results of operations and financial condition and our cash flows. In addition, none of our customers are party to any long-term supply agreements with us which would enable them to change suppliers freely should they wish to do so.

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

Since 2001 until the present, the daily closing price per share of our common stock has ranged from a high of $133.75 per share to a low of $2.60 per share, as adjusted for the 1-for-10 reverse stock split affected November 2002. Our stock price has been and may continue to be subject to significant volatility. The following factors may cause the market price of our common stock to fall:

•	the scope, outcome and timeliness of any governmental, court or other regulatory action that may involve us, including, without limitation, the scope, outcome or timeliness of any inspection or other action of the FDA;

•	market acceptance and demand for our approved products;

•	the availability to us, on commercially reasonable terms or at all, of third-party sourced products and materials;

•	timely and successful implementation of our strategic initiatives, including the expansion of our commercial infrastructure to support the marketing, sale, and distribution of our approved products;

•	developments concerning proprietary rights, including the ability of third parties to assert patents or other intellectual property rights against us which, among other things, could cause a delay or disruption in the development, manufacture, marketing or sale of our products;

•	competitors’ publicity regarding actual or potential products under development or new commercial products, and the impact of competitive products and pricing;

•	period-to-period fluctuations in our financial results;

•	public concern as to the safety of new technologies;

•	future sales of debt or equity securities by us;

•	sales of our securities by our directors, officers or significant shareholders;

•	comments made by securities analysts; and

•	economic and other external factors, including disasters and other crises.

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

The average daily trading volume in our common stock for the twelve-month period ended June 30, 2005 was approximately 100,468 shares and the average daily number of transactions was approximately 312 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Future sales of shares of our common stock may negatively affect our stock price.

As a result of our bridge financing in September 2002, our PIPE financing transaction in November 2002, our follow-on public offering in November 2003, our registered direct offerings in August 2004 and our follow-on public offering in January 2005, we issued approximately 23.7 million shares of our common stock. The shares of common stock issued in connection with these transactions represent approximately 92% of our common stock outstanding as of July 25, 2005. In connection with our bridge financing and our PIPE financing transaction, we also issued warrants exercisable for the purchase of up to an aggregate of 1,842,104 shares of our common stock based upon a purchase price of $3.80 per share. We filed a registration statement on Form S-3 (Registration No. 333-103820), which was declared effective on June 6, 2003, to cover sales of the shares issued to the PIPE investors and issuable to the PIPE and bridge investors upon conversion of the warrants. The exercise of these warrants could result in significant dilution to our shareholders at the time of exercise. We also filed a registration statement on Form S-2 (Registration No. 333-109576) in connection with our November 2003 follow-on public offering, which was declared effective on November 12, 2003, in which we issued and sold 4,000,000 shares of our common stock. In April 2004, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective in May 2004, providing for the offering from time to time of up to $75 million of our securities, which may consist of common stock, preferred stock, warrants, or debt securities. On August 6, 2004 we sold 1,570,000 shares of common stock under our shelf registration statement for an aggregate purchase price of $13.3 million, or $8.50 per share, before placement agency fees and other offering expenses. On August 10, 2004, we sold 250,000 shares of common stock under our shelf registration statement for an aggregate purchase price of $2.1 million, or $8.50 per share, before offering expenses. In January 2005, we sold 6,325,000 shares of our common stock under our universal shelf registration statement in an underwritten public offering for an aggregate purchase price of $56.2 million, or $8.88 per share, before offering expenses and underwriting discounts.

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

As of July 25, 2005, our directors, officers, and principal stockholders together control approximately 58% of our voting securities, a concentration of ownership that could delay or prevent a change in control. We are obligated to include a representative of Investor Growth Capital as a nominee for election to our board of directors and Sprout has the right to designate two such nominees. As of July 25, 2005, Investor Growth Capital entities beneficially owned 3,285,409 shares of our common stock or 12.5% of our outstanding common stock and Sprout entities beneficially owned 6,009,155 shares of our common stock or 22.6% of our outstanding common stock. Our principal stockholders, if acting together, would be able to influence and possibly control most matters submitted for approval by our stockholders, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2004 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of June 30, 2005, we have not used derivative instruments or engaged in hedging activities.

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

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Management of the Company, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report. The Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

The Company has not made any significant changes to its internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

We are involved in legal proceedings incidental to our business from time to time. We believe that pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

Item 6	Exhibits

Exhibit Number	Description

31.1	President and Chief Executive Officer’s Certification, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development’s Certification, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	President and Chief Executive Officer’s Certification, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development’s Certification, as required by Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISTA PHARMACEUTICALS, INC.
(Registrant)

Dated: August 8, 2005	/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

Dated: August 8, 2005	/s/ Lauren P. Silvernail
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