Form 10-Q
period 2005-09-30
ISTA PHARMACEUTICALS INC
filed 2005-11-09
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of October 18, 2005 was 25,866,562.

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

ISTA Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,378	$9,506
Short-term investments	41,695	18,242
Accounts receivable, net of allowances of $56 in 2005 and $4 in 2004	3,559	18
Inventory, net of allowances of $944 in 2005 and $785 in 2004	1,970	756
Other current assets	1,911	784

Total current assets	51,513	29,306
Property and equipment, net	1,257	911
Deposits and other assets	289	156

Total Assets	$53,059	$30,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$948	$1,707
Accrued compensation and related expenses	1,146	1,379
Accrued expenses — clinical trials	211	28
Current portion of long-term liabilities	366	3,866
Current portion of obligation under capital lease	6	—
Other accrued expenses	5,026	3,454

Total current liabilities	7,703	10,434
Deferred rent	193	89
Deferred revenue	4,063	4,166
Long-term liabilities	91	366
Obligation under capital lease	43	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at September 30, 2005 and December 31, 2004; no shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2005 and December 31, 2004; 25,858,962 and 19,350,715 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	26	19
Additional paid in capital	256,882	203,611
Deferred compensation	(36)	(167)
Accumulated other comprehensive income	(98)	(82)
Deficit accumulated	(215,808)	(188,063)

Total stockholders’ equity	40,966	15,318

Total Liabilities and Stockholders’ Equity	$53,059	$30,373

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

ISTA Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Product sales, net	$3,518	$1,784	$6,769	$1,784
License revenue	69	69	208	208

Total revenue	3,587	1,853	6,977	1,992
Cost of products sold	968	639	2,311	639

Gross profit margin	2,619	1,214	4,666	1,353
Operating expenses:
Research and development	4,842	3,502	11,704	12,091
Selling, general and administrative	7,286	15,081	21,937	20,461

Total operating expenses	12,128	18,583	33,641	32,552

Loss from operations	(9,509)	(17,369)	(28,975)	(31,199)
Interest income	412	156	1,250	436
Interest expense	(3)	(1)	(20)	(3)

Net loss	$(9,100)	$(17,214)	$(27,745)	$(30,766)

Net loss per common share, basic and diluted	$(0.35)	$(0.93)	$(1.09)	$(1.73)

Shares used in computing net loss per common share, basic and diluted	25,858	18,519	25,356	17,810

ISTA Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net loss	$(27,745)	$(30,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	131	623
Amortization of financing costs	—	(331)
Depreciation and amortization	265	181
Transfer of equipment for technology	—	214
Deferred rent	104	(7)
Deferred revenue	(103)	(208)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,541)	(2,120)
Other current assets	(1,127)	91
Inventory, net	(1,214)	(1,715)
Accounts payable	(759)	363
Accrued compensation and related expenses	(233)	567
Accrued expenses — clinical trials and other accrued expenses	1,755	2,239
Other liabilities	(3,775)	10,732

Net cash used in operating activities	(36,242)	(20,137)

Investing Activities
Purchase of short-term investment securities	(56,357)	(10,362)
Sale of short-term investment securities	32,888	10,352
Purchase of equipment	(562)	(146)
Deposits and other assets	(133)	(274)

Net cash used in investing activities	(24,164)	(430)

Financing Activities
Proceeds from exercise of stock options	276	121
Proceeds from issuance of common stock	53,002	14,793

Net cash provided by financing activities	53,278	14,914

Effect of exchange rate changes on cash	—	1

Decrease in Cash and Cash Equivalents	(7,128)	(5,652)
Cash and cash equivalents at beginning of period	9,506	16,988

Cash and Cash Equivalents At End of Period	$2,378	$11,336

ISTA Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2005

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

ISTA is a specialty pharmaceutical company focused on the development and commercialization of unique and uniquely improved ophthalmic products for serious diseases and conditions of the eye. Since the Company’s inception, it has devoted its resources primarily to fund research and development programs, late-stage product acquisitions and product commercial launches. In December 2001, ISTA announced its strategic plan to transition from a development-stage organization to a specialty pharmaceutical company with a primary focus on ophthalmology. In July 2004, the Company transitioned from a development-stage organization to a commercial entity.

As of September 30, 2005, the Company had approximately $44.1 million in cash and cash equivalents and short-term investments. The Company incurred a net loss of $27.7 million for the nine months ended September 30, 2005 and had an accumulated deficit of $215.8 million at September 30, 2005. The ability of ISTA to continue as a going concern is dependent upon its ability to obtain additional capital and achieve profitable operations. ISTA’s ability to attain profitable operations is dependent upon the successful development of its products, approval by the United States Food and Drug Administration, or FDA, of its products, achieving market acceptance of such approved products and achievement of sufficient levels of revenue to support ISTA’s cost structure and growth.

ISTA believes that its current cash and cash equivalents and short-term investments on hand will be sufficient to finance its anticipated capital and operating requirements for at least the next twelve months. If ISTA engages in acquisitions of companies, products, or technology in order to execute its business strategy, ISTA may need to raise additional capital. ISTA may be required to raise additional capital in the future through collaborative agreements, private investment in public equity, or PIPE, financings, and various other equity or debt financings. If ISTA is required to raise additional capital in the future, there can be no assurance that the additional financing will be available on favorable terms, or at all.

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

3. Revenue Recognition

Product revenue. The Company recognizes revenue from product sales, in accordance with Statement of Financial Accounting Standard, or SFAS, No. 48 “Revenue Recognition When Right of Return Exists”, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and the Company is reasonably assured of collecting the resulting receivable. The Company recognizes product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. Such estimates require the most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Actual results may differ significantly from the Company’s estimates. Changes in estimates and assumptions based upon actual results may have a material impact on the Company’s results of operations and/or financial condition.

In general, the Company is obligated to accept from its customers the return of pharmaceuticals that have reached their expiration date. The Company authorizes returns for damaged products and exchanges for expired products in accordance with its return goods policy and procedures, and has established reserves for such amounts at the time of sale. The Company launched its first marketed product, Istalol for the treatment of glaucoma, in the third quarter of 2004, its second product, Vitrase for use as a spreading agent, in the first quarter of 2005 and its third product, Xibrom for the treatment of ocular inflammation following cataract surgery, in the second quarter of 2005. Actual Istalol, Vitrase and Xibrom returns have not exceeded the Company’s estimated allowances for returns.

License revenue. The Company recognizes revenue consistent with the provisions of the SEC’s Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless the amounts received are creditable against royalties or the Company has ongoing performance obligations. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying the Company’s revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

4. Inventory

Inventory at September 30, 2005 consisted of $484,000 of raw materials and $2.4 million of finished goods. Additionally, the Company recorded $944,000 in inventory reserves. Inventory at September 30, 2004 consisted of $93,000 in raw materials and $1.0 million of finished goods and $622,000 of in-transit inventory.

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

Inventory relates to Istalol, for the treatment of glaucoma; Vitrase, lyophilized 6,200 USP units multi-purpose vial and Vitrase 200 USP units/mL for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs; and Xibrom, a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation following cataract surgery. Inventories, net of allowances, are stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method.

5. Comprehensive Income (Loss)

Statement of Financial Accounting Standard, or SFAS, No. 130, “Reporting Comprehensive Income”, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the nine-month period ended September 30, 2005 and 2004 was $27,761,000 and $30,808,000, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

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

SFAS No. 148 was issued in December 2002 as an amendment to SFAS No. 123, providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for the Company beginning January 1, 2003. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on the Company’s consolidated financial position and results of operations.

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

	Nine Months Ended
	September 30, 2005	September 30, 2004
Net loss, as reported	$(27,745)	$(30,766)
Add: Stock-based employee compensation expense included in net loss determined under intrinsic-value method for all awards	131	358
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,275)	(1,632)

Pro forma net loss	$(29,889)	$(32,040)

Net loss per share, basic and diluted, as reported	$(1.09)	$(1.73)

Pro form net loss per share, basic and diluted	$(1.18)	$(1.80)

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

Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. In October 2004, the Company granted restricted stock awards to non-employee directors to purchase a total of 7,500 shares of common stock at a purchase price of $0.001 per share.

8. Commitments and Contingencies

The Company is subject to routine claims and litigation incidental to its business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on the operating results or financial position of the Company.

9. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R (Revised 2004), “Share-Based Payment”. The revisions to SFAS No. 123 require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25. For public entities, the provisions of the statement are effective as of the beginning of the first annual reporting period that begins after December 15, 2005, however early adoption is allowed. The Company expects to adopt the provisions of the new statement in the first fiscal quarter of 2006. Although the Company will continue to evaluate the application of SFAS No. 123R, management expects the adoption to have a material impact on its results of operations in amounts not yet determinable.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Accounting Research Bulletin, or ARB, No. 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are to be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. SFAS No. 151 is not expected to have a material impact on the Company’s financial statements.

In May 2005, the FASB issue SFAS No. 154, “Accounting Changes and Error Corrections”, which replaced APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary change in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of January 1, 2006 is not expected to have a material effect on our consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation “Factors That May Affect Results of Operations and Financial Condition” set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions, “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Factors that May Affect Results of Operations and Financial Condition”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements”, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

We are a specialty pharmaceutical company focused on the commercialization and development of unique and uniquely improved products for serious conditions of the eye. We currently have three products available for sale in the United States: (i) Istalol for the treatment of glaucoma, (ii)) Vitrase for use as a spreading agent, and (iii) Xibrom for the treatment of ocular inflammation following cataract surgery. We also have several product candidates in various stages of development. While we currently have three products available for sale, we have not generated any significant revenues from sales of our products. We have incurred losses since inception and had an accumulated deficit of $215.8 million through September 30, 2005.

Our Products and Product Pipeline

We have launched three products in the United States and are pursuing the development of several late-stage product candidates. Our marketed products and selected product development activities include:

Xibrom (bromfenac)

Xibrom is a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation following cataract surgery. The product was first developed by Senju Pharmaceuticals, Co. Ltd. and launched in the Japanese market in 2000. We believe its sales growth in Japan is principally due to its superior potency and twice-daily dosing regimen, as compared to the requirement of three or four doses-per-day for most other anti-inflammatory products. In May 2002, we acquired marketing rights for Xibrom in the United States under a license agreement with Senju. We received approval from the FDA for Xibrom for the treatment of ocular inflammation following cataract surgery in March 2005 and launched Xibrom in the United States in the second quarter of 2005.

Ocular Inflammation

Market opportunity. Based upon 2004 data from IMS Health, we estimate that 2004 sales in the U.S. topical ophthalmic anti-inflammatory market were approximately $400 million, with total prescriptions of 8.6 million. Currently available non-steroid treatments must be dosed three or four times a day as compared to Xibrom’s twice-daily dosing.

We launched Xibrom in the second quarter of 2005, and we currently promote it through our specialty sales force. In order to support the launch of Xibrom, we have expanded our sales force from 50 to over 70 people as of September 30, 2005.

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

Glaucoma

Glaucoma is a chronic disease that gradually reduces eyesight without warning and often without symptoms. If undetected and untreated, glaucoma can lead to irreversible eye damage and eventual blindness. According to the Glaucoma Research Foundation, in the United States, glaucoma is the cause of an estimated 9-12% of all blindness cases and is the second leading cause of blindness. Currently, its causes are not well understood and there is no cure.

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

We launched Istalol in the United States in July 2004, and currently promote it through our specialty sales force. Istalol promotion is now focused on the 7,000 ophthalmologists whom we believe account for more than two-thirds of all glaucoma prescriptions.

Clinical/regulatory status. Senju submitted a New Drug Application (“NDA”) for Istalol for the treatment of glaucoma to the FDA in September 2002 that was accepted for review in November 2002. In June 2004, the FDA approved the NDA for Istalol. In October 2004, the FDA granted Istalol a “BT” rating, which means that prescriptions of Istalol cannot be legally substituted at pharmacies with generic timolol maleate solutions.

Vitrase (ovine hyaluronidase)

We launched Vitrase, our proprietary formulation of ovine hyaluronidase, for use as a spreading agent, in the first quarter of 2005. We also are developing Vitrase for the treatment of vitreous hemorrhage and diabetic retinopathy. In the third quarter of 2005, we filed an application for the approval of Vitrase for vitreous hemorrhage in Europe. We are also exploring other uses of Vitrase, including use as a spreading agent in oncology radiation therapy to enhance the penetration of contrast agents in solid tumors. The term hyaluronidase describes a group of naturally occurring enzymes that can digest certain forms of carbohydrate molecules called proteoglycans. Vitrase, when used as a spreading agent, is injected into connective tissue, where it modifies the permeability of such tissues and promotes diffusion of injected drugs, thus accelerating their absorption. When injected into the vitreous humor, Vitrase breaks down the proteoglycan matrix, causing the vitreous humor to liquefy. We believe that this also results in the separation of the vitreous humor from the retina and that, together, these effects are beneficial for the treatment of vitreous hemorrhage and diabetic retinopathy. Vitrase may be administered directly into the vitreous humor through a single-dose injection. The procedure will be performed in several minutes in an ophthalmologist’s office and is virtually painless due to the application of a topical anesthetic.

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

We launched Vitrase in the United States for use as a spreading agent and are currently promoting it through our specialty sales force. We target the top ophthalmic surgeons, most of whom are also high prescribers of anti-inflammatory medications that we currently target for Xibrom. In November 2005, the Center for Medicare and Medicaid Services, or CMS, established two new national Healthcare Common Procedure Coding Systems, or HCPCS, J-Codes covering the injection of preservative free ovine hyaluronidase, Vitrase. Physicians will be able to use these new J-Codes beginning January 2006. HCPCS Codes are used by healthcare insurers to process reimbursement claims. We believe that these two new J-Codes will help facilitate third-party reimbursement for Vitrase.

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

Market opportunity. Based on data compiled from various publicly available sources, we estimate that annual sales in the U.S. prescription dry eye market were approximately $95 million in 2004 and are anticipated to grow to approximately $350 to $700 million within three to five years.

Clinical/regulatory status. Senju has commenced Phase II testing of the product in Japan for the treatment of dry eye syndrome. In March 2005, we filed an Investigation New Drug Application, or IND, with the FDA to conduct a U.S. Phase IIb study of ecabet sodium for the treatment of dry eye syndrome. We initiated our Phase IIb study in the second quarter of 2005 and expect to complete our Phase IIb study by the end of 2005. Based on timely completion of our Phase IIb study and depending upon the results, we expect to design and initiate two Phase III studies in 2006.

Tobramycin and Prednisolone Acetate Combination Product

We have developed a proprietary formulation of a fixed combination product of tobramycin and prednisolone acetate, or tobra/pred product. The tobra/pred product is being developed for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists.

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

Clinical/regulatory status. In April 2005, we filed an IND with the FDA to initiate a U.S. Phase III study of the tobra/pred product for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists. We initiated our tobra/pred product Phase III study in the third quarter of 2005 and expect to complete our Phase III study by late 2005 or early 2006. Based on timely completion of our Phase III study and depending on the results, we expect to submit to the FDA an NDA for the tobra/pred product during the first half of 2006.

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

Other Product Candidates and Development Activities

We continually evaluate opportunities for late-stage or currently marketed complementary product and for expansion of our existing product franchises and, if and when appropriate, intend to pursue such opportunities through further product acquisitions and related development activities. For example, we have initiated work on a strong steroid eye drop being developed to treat ocular inflammation. Our ability to execute on such opportunities in some circumstances will be dependent upon our ability to raise additional capital on commercially reasonable terms.

Company Information

We incorporated in California in February 1992 as Advanced Corneal Systems, Inc. In March 2000, we changed our name to ISTA Pharmaceuticals, Inc., and we reincorporated in Delaware in August 2000. Our corporate headquarters are located at 15295 Alton Parkway, Irvine, CA 92618, and our telephone number is (949) 788-6000.

We have incurred losses since inception and had an accumulated deficit of $215.8 million through September 30, 2005. Our losses have resulted primarily from research and development activities, including clinical trials, general and administrative expenses and a deemed dividend to our preferred shareholders. We expect to continue to incur operating losses for the foreseeable future as we continue to conduct research, development and clinical testing activities, to seek regulatory approval for our product candidates, and to market our approved products.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Quarterly Report on Form 10-Q, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements. Included within these policies are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition.

We believe that the critical accounting policies that most impact the consolidated financial statements are as described below.

Revenue Recognition

Product Revenue. We recognize revenue from product sales, in accordance with Statement of Financial Accounting Standard No. 48 “Revenue Recognition When Right of Return Exists”, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. If actual future payments for allowances for discounts, returns, rebates and chargebacks exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted. In general, we are obligated to accept from our customers the return of pharmaceuticals that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established reserves for such amounts at the time of sale. We launched our first product, Istalol, in the third quarter of 2004, our second product, Vitrase, in the first quarter of 2005, and our third product, Xibrom, in the second quarter of 2005. With the launch of each of our products, we recorded a sales return allowance, which was larger for stocking orders than subsequent re-orders. To date, actual Istalol, Vitrase and Xibrom returns have not exceeded our estimated allowances for returns. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns exceed our estimated allowances for returns.

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

Income Taxes

We record a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

The following discussion of our results of operations generally reflects our continuing transition from a development-stage company to a specialty pharmaceuticals company with a primary focus on ophthalmology.

Three Months Ended September 30, 2005 and 2004

Revenue. Revenue was $3.6 million for the three months ended September 30, 2005, as compared to $1.9 million for the three months ended September 30, 2004. Revenue consists of net product sales and license revenue.

Net product sales for the three months ended September 30, 2005 were $3.5 million as compared to $1.8 million for the three months ended September 30, 2004. We launched in the United States Istalol in the third quarter of 2004, Vitrase for use as a spreading agent in the first quarter of 2005 and Xibrom for the treatment of ocular inflammation following cataract surgery in second quarter of 2005. Net product sales for the third quarter of 2005 consisted of Xibrom net sales of $1.9 million, Istalol net sales of $1.0 million and Vitrase net sales of $0.6 million. During the third quarter of 2005, we continued to experience a reduction of wholesaler inventory levels for our products. Because of increasing demand for our products during the third quarter of 2005, we decreased our sales return allowance by $290,000 and had a corresponding increase in our net product sales during the third quarter of 2005. As of September 30, 2005, we maintained a reserve of $853,000 recorded as a sales return allowance. From time to time, we will review, and as appropriate adjust, our sales allowance reserves based on actual results and our assessment of then current trends. Such adjustments may have a material impact on our results of operations and financial condition.

License revenue was $69,000 for both the three months ended September 30, 2005 and 2004, respectively, which reflects the amortization for the period of deferred revenue recorded in December 2001 for the $5.0 million license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

Cost of products sold. Cost of products sold were $968,000 for the three months ended September 30, 2005, as compared to $639,000 for the three months ended September 30, 2004. Cost of products sold for the third quarter of 2005 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties and other costs of products sold. Product gross margin for the three months ended September 30, 2005 was $2.6 million, or 72% of net product sales, as compared to $1.1 million, or 64% of net product sales, for the three month period ended September 30, 2004. The percentage increase in product gross margin for the third quarter of 2005 as compared to the prior period is due to changes in product mix and the reversal of a portion of the ISTA’s sales return allowance which increased net product sales and gross margin by $290,000. From time to time, we will review, and as appropriate adjust, our sales allowance reserves based on actual results and our assessment of then current trends. Such adjustments may cause our product gross margin to fluctuate, in some cases significantly, from quarter to quarter. Product gross margin has varied on a quarterly basis in 2005 commensurate with our product sales mix. We expect product gross margin for the fourth quarter of 2005 to be lower than the product gross margin for the third quarter of 2005 due to changes in product mix between quarters.

Research and development expenses. Research and development expenses for the three months ended September 30, 2005 were $4.8 million compared to $3.5 million for the three months ended September 30, 2004. Our research and development expenses consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial manufacturing capabilities for our approved products. Research and development expenses increased by $1.3 million during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily as a result of our commencement of the ecabet sodium Phase IIb clinical study and the tobra/pred Phase III clinical study during the third quarter of 2005, offset by the completion of the Xibrom Phase III clinical study in the third quarter of 2004 and by the impact of obtaining FDA approval for Vitrase, Istalol and Xibrom, which resulted in the capitalization of various amounts into commercial inventory as compared to the prior period.

Selling, general and administrative expenses. Selling, general and administrative expenses were $7.3 million for the three months ended September 30, 2005 compared to $15.1 million for the three months ended September 30, 2004. In the third quarter of 2004, we recorded a one-time payment of $10.0 million upon entering an agreement with Allergan, Inc. pursuant to which we reacquired all rights to market and sell Vitrase for all uses in the United States and other specified markets. The $7.8 million difference in selling, general and administrative expenses between the three months ended September 30, 2005 and the prior period is primarily attributable to the above described one-time $10.0 million payment recorded in the third quarter of 2004 offset by a $2.2 million increase in selling, general and administrative expenses during the third quarter of 2005 of which $2.1 million related to sales and marketing expenses associated with the commercial launch of our approved products, including an increase in sales personnel from 28 to over 70 representatives since the third quarter of 2005, and $100,000 related to an increase in general corporate expenses.

Interest income. Interest income was $412,000 for the three months ended September 30, 2005 compared to $156,000 for the three months ended September 30, 2004. The increase in interest income was primarily attributable to higher cash balances as a result of our receipt of $53.0 million of net proceeds from our January 2005 financing and higher rates of return for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Interest expense. Interest expense was $3,000 for the three months ended September 30, 2005 compared to $1,000 for the three months ended September 30, 3004.

Nine Months Ended September 30, 2005 and 2004

Revenue. Revenue was $7.0 million for the nine months ended September 30, 2005, as compared to $2.0 million for the nine months ended September 30, 2004. Revenue consists of net product sales and license revenue.

Net product sales for the nine months ended September 30, 2005 were $6.8 million, as compared to $1.8 million for the nine months ended September 30, 2004. We launched in the United States Istalol in the third quarter of 2004, Vitrase for use as a spreading agent in the first quarter of 2005 and Xibrom in second quarter of 2005.

License revenue was $208,000 for both the nine months ended September 30, 2005 and 2004, respectively, which reflects the amortization for the period of deferred revenue recorded in December 2001 for the $5.0 million license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

Cost of products sold. Cost of products sold were $2.3 million for the nine months ended September 30, 2005, as compared to $639,000 for the nine months ended September 30, 2004. Cost of products sold for the nine months ended September 30, 2005 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves for short dating of certain Istalol lots and other costs of products sold. Product gross margin for the nine months ended September 30, 2005 was $4.5 million, or 66% of net product sales, as compared to $1.1 million, or 64% of net product sales, for the nine month period ended September 30, 2004 which included net product sales only from the launch of our first commercial product, Istalol, in the third quarter of 2004. The percentage increase in product gross margin for the nine month period ended September 30, 2005 as compared to the prior 2004 period is primarily due to changes in our product mix resulting from launching two new products in 2005, Xibrom for the treatment of ocular inflammation following cataract surgery, and Vitrase for the use as a spreading agent.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2005 were $11.7 million compared to $12.1 million for the nine months ended September 30, 2004. Our research and development expenses have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial manufacturing capabilities for Vitrase, Istalol and Xibrom. Research and development expenses decreased by $400,000 during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease is attributable to a difference in research and development project mix and related clinical study activity as well as obtaining FDA approval for Vitrase, Istalol and Xibrom, which resulted in the capitalization of various amounts into commercial inventory, as compared to the prior period. In addition, a $1.25 million milestone to Senju was recorded in the second quarter of 2005 upon first commercialization of Xibrom. The milestone payment was paid to Senju during the third quarter of 2005. Research and development expenses for the nine months ended September 30, 2005 included $1.25 million in milestone payments under various licensing agreements as compared to $2.6 in milestone payments for the nine months ended September 30, 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses were $21.9 million for the nine months ended September 30, 2005 compared to $20.5 million for the nine months ended September 30, 2004. Of the $1.4 million increase in selling, general and administrative expenses, $11.0 million relates to sales and marketing expenses associated with the commercial launch of our approved products, including an increase in sales personnel from 28 to over 70 representatives since the third quarter of 2005, and $400,000 is due to increases in general corporate expenses principally related to facility and personnel costs, offset by a reduction in deferred compensation expense and by the one-time payment during the third quarter of 2004 of $10.0 million which was recorded upon entering an agreement with Allergan pursuant to which we reacquired all rights to market and sell Vitrase for all uses in the United States and other specified markets.

Interest income. Interest income was $1.3 million for the nine months ended September 30, 2005 compared to $436,000 for the nine months ended September 30, 2004. The increase in interest income was primarily attributable to higher cash balances as a result of our receipt of $53.0 million of net proceeds from our January 2005 financing and higher rates of return for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Interest expense. Interest expense was $20,000 for the nine months ended September 30, 2005 compared to $3,000 for the nine months ended September 30, 2004. Interest expense incurred during the nine months ended September 30, 2005 was primarily attributable to the interest accrued on the $3.5 million liability due (and fully paid during the first quarter of 2005) to Allergan as a result of our reacquisition of all rights to market and sell Vitrase in the United States and other specified markets. The interest expense incurred during 2004 was primarily attributable to the interest paid on the financing of our directors’ and officers’ insurance premiums.

Liquidity and Capital Resources

As of September 30, 2005, we had approximately $44.1 million in cash and equivalents and short-term investments and working capital of $43.8 million.

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

For the nine months ended September 30, 2005, we used $36.2 million of cash for operations primarily as a result of the net loss of $27.7 million and a change in working capital of $8.9 million, which primarily includes a $3.5 million payment (including interest) incurred as a result our reacquisition of all rights to market and sell Vitrase in the United States and other specified markets from Allergan, and a combined increase in accounts receivable, net, and inventory, net, of $4.8 million. For the nine months ended September 30, 2004, we used approximately $20.1 million of cash for operations.

For the nine months ended September 30, 2005, we used $24.2 million of cash from investing activities, primarily due to the purchase of our short-term investment securities. For the nine months ended September 30, 2004, we used $430,000 of cash from investing activities, primarily due to the purchase of our short-term investment securities.

For the nine months ended September 30, 2005, we received $53.3 million from financing activities, primarily as a result of the sale of an aggregate of 6,325,000 shares of common stock under our universal shelf registration statement in an underwritten public offering for an aggregate purchase price of $56.2 million, before offering expenses and underwriting discounts. For the nine months ended September 30, 2004, we received $14.9 million from financing activities, primarily from the issuance of 1,820,000 shares of our common stock in two separate offerings, for an aggregate purchase price of $15.5 million, before offering expenses.

Our actual future capital requirements will depend on many factors, including the following:

•	the success of the commercialization of our products;

•	sales and marketing activities, and expansion of our commercial infrastructure, related to our approved products and product candidates;

•	the results of our clinical trials and requirements to conduct additional clinical trials;

•	the rate of progress of our research and development programs;

•	the time and expense necessary to obtain regulatory approvals;

•	activities and payments in connection with potential acquisitions of companies, products or technology;

•	competitive, technological, market and other developments; and

•	our ability to establish and maintain collaborative relationships

We believe that our current cash and cash equivalents and short-term investments on hand will be sufficient to finance our anticipated capital and operating requirements for at least the next twelve months. If we engage in acquisitions of companies, products, or technology in order to execute our business strategy, we may need to raise additional capital through public or private equity or debt financing. If we are required to raise additional capital in the future, there can be no assurance that the additional financing will be available on favorable terms, or at all, or that such financing would not be dilutive to our existing stockholders.

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

If one or more of these risks or uncertainties materialize, or if any of our underlying assumptions proves incorrect, our actual results, performance or achievements may vary materially from future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update or revise any forward-looking statements to reflect future events or developments.

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

Clinical testing of pharmaceutical products is also a long, expensive and uncertain process. Even if initial results of preclinical studies or clinical trial results are positive, we may obtain different results in later stages of drug development, including failure to show desired safety and efficacy. The clinical trials of any of our product candidates could be unsuccessful, which would prevent us from obtaining regulatory approval and commercializing the product. We have filed Investigation New Drug Applications, or INDs, with the FDA in March and April 2005, respectively, to conduct a U.S. Phase IIb study of ecabet sodium for the treatment of dry eye syndrome and to conduct a U.S. Phase III study of our proprietary formulation of a fixed combination product of tobramycin and prednisolone acetate (the “tobra/pred product”) for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists. We initiated our ecabet sodium Phase IIb study in the second quarter of 2005 and our tobra/pred product Phase III study in the third quarter of 2005. We expect to complete our ecabet sodium Phase IIb study by the end of 2005 and our tobra/pred product Phase III study by late 2005 or early 2006. However, we can provide no assurance as to whether the results of these studies, if completed, will be successful.

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

In addition, we intend to market, pursuant to our collaborations, certain of our products, and perhaps have certain of our products or raw materials manufactured, in foreign countries. For example, in accordance with our agreement with Allergan, we have filed a centralized filing with the European Medicines Evaluations Agency seeking European market approval of Vitrase for the treatment of vitreous hemorrhage. Our European Vitrase filing is based on our existing U.S. clinical trial data. Many other countries, including major European countries and Japan, have similar requirements as the United States for the manufacture, marketing and sale of pharmaceutical products. In addition, the process of obtaining approvals in foreign countries is subject to delay and failure for similar reasons.

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

Rapid growth of our business is likely to place a significant strain on our managerial, operational and financial resources and systems. We have increased our full-time employee count from 63 as of December 31, 2004 to 160 as of September 30, 2005. We expanded our sales force from 50 sales representatives as of the first quarter of 2005 to over 70 sales representatives as of September 30, 2005 in conjunction with our commercial launch of Xibrom for the treatment of ocular inflammation following cataract surgery. To manage our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We will be dependent on our personnel and third parties to effectively manufacture, market, sell and distribute our products. We will also depend on our personnel and third parties to successfully develop and acquire new products. Further, our anticipated growth will place additional strain on our suppliers and manufacturers, resulting in increased need for us to carefully manage these relationships and monitor for quality assurance. Although we may not in fact grow as we expect, if we fail to manage our growth effectively or to develop and expand a successful commercial infrastructure to support marketing and sales of our products, our business and financial results will be materially harmed.

We have generated minimal revenue from product sales to date, we have a history of net losses and negative cash flow, and we may need to raise additional working capital.

We have generated minimal revenue from product sales to date, and we may never generate significant revenues from product sales in the future. In addition, we have never been profitable, and we might never become profitable. In this regard, we anticipate that our operating expenses will continue to increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products. As of September 30, 2005, our accumulated deficit was $215.8 million, including a net loss of approximately $27.7 million for the nine months ended September 30, 2005. As of September 30, 2005, we had approximately $44.1 million in cash and cash equivalents and short-term investments and working capital of $43.8 million. We believe our current cash and cash equivalents and short-term investments on hand will be sufficient to finance anticipated capital and operating requirements for at least the next twelve months.

If we are unable to generate sufficient product revenues, we may be required to raise additional capital in the future through collaborative agreements or public or private equity or debt financings. If we are required to raise additional capital in the future such additional financing may not be available on favorable terms, or at all, or may be dilutive to our existing stockholders. If we fail to obtain additional capital as and when required such failure could have a material adverse impact on our operating plan and business.

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

We have entered into a master services agreement with R.P. Scherer West, Inc., which was subsequently acquired by and remains a wholly owned subsidiary of Cardinal Health, Inc., for the manufacture of commercial quantities of our Vitrase product in a lyophilized 6,200 USP units multi-purpose vial and a supply agreement with Alliance Medical Products, Inc. for the manufacture of commercial quantities of our Vitrase product in 200 USP units/mL in sterile solution. We also have entered into a manufacturing services agreement with Bausch & Lomb Incorporated for the manufacture of commercial quantities of Istalol and Xibrom. Before any contract manufacturer can produce commercial quantities of a product, we must demonstrate to the FDA’s satisfaction that the product source for commercial quantities is substantially equivalent to the supply of the product used in our clinical trials. Such demonstration may include the requirement to conduct additional clinical trials. In addition, the manufacturing facilities of all of our contract manufacturers must comply with current Good Manufacturing Practice, or cGMP, regulations, which the FDA strictly enforces. Moreover, the facilities of the contract manufacturer must undergo and pass pre-approval inspections by the FDA before any of our products can be approved for commercial manufacture and, once approved, such facilities must maintain their compliance and good standing with regulatory authorities. R.P. Scherer West, Alliance Medical Products, Bausch & Lomb, or any other manufacturer we may contract with in the future may not be able, as applicable, to develop processes necessary to produce substantially equivalent product to those products used in our clinical trials so that regulatory authorities will approve them as a manufacturer, or such facilities, once approved, may not produce on a timely basis enough product to meet our sales demands, or they may not maintain their compliance and good standing with regulatory authorities. Any such failures could delay or stop our efforts to develop our product candidates and commercialize our products.

Our collaborative partners may terminate, or fail to perform their duties under, our collaboration agreements, in which case our ability to commercialize our products may be significantly impaired.

We have entered into collaborations with Senju relating to Istalol, Xibrom and ecabet sodium. We have also entered into collaborations with Allergan and Otsuka relating to the commercialization of Vitrase in specified markets outside the United States for ophthalmic uses for the posterior region of the eye. In September 2004, we entered into a new agreement with Allergan, replacing our previous Vitrase collaboration, under which we reacquired all rights to market and sell Vitrase for all uses in the United States and other specified markets. Allergan retains an option to commercialize Vitrase for the posterior segment of the eye in Europe upon approval. If Allergan exercises its option, we will be dependent upon Allergan for the commercialization of Vitrase for such approved uses in Europe. If Allergan does not exercise its option, then such European rights will revert to ISTA, and we will pay Allergan a royalty on our European sales of Vitrase for use in the posterior segment of the eye. In accordance with our agreement with Allergan, we have filed a centralized filing with the European Medicines Evaluations Agency seeking European market approval of Vitrase for the treatment of vitreous hemorrhage. Our European Vitrase filing is based on our existing U.S. clinical trial data. We depend on Otsuka for obtaining regulatory approval of Vitrase for ophthalmic uses for the posterior region of the eye in Japan, and if such approval is obtained, we will be dependent upon Otsuka for the commercialization of Vitrase for such approved uses in Japan. The amount and timing of resources that our partners dedicate to our collaborations is not within our control. Accordingly, any breach or termination of our agreements by, or disagreements with, these collaborators could delay or stop the development and/or commercialization of our product candidates within the scope of these collaborations, or, in the case of Allergan and Otsuka, adversely impact our receipt of milestone payments, profit splits, royalties, and other consideration from these collaborations. Our collaborative partners may change their strategic focus, terminate our agreements or choose not to exercise their options, on relatively short notice, or pursue alternative technologies. Our agreements with Otsuka and Senju contain reciprocal terms providing that neither we nor they may develop products that directly compete in the same form with the products involved in the collaboration. Nonetheless, our collaborators may develop competing products in different forms or products that compete indirectly with our products.

If we have problems with our sole source suppliers, our product development and commercialization efforts for our product candidates could be delayed or stopped.

Some materials used in our products are currently obtained from a single source. For example, Biozyme Laboratories, Ltd. is currently our only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase. Our supply agreement with Biozyme ends in August 2007, after which any further supply of hyaluronidase by Biozyme to us would be subject to Biozyme’s agreement. While we are currently pursuing additional sources for this material, we may not be successful in establishing such additional supply agreements. The active ingredient for Xibrom is also supplied to us from a sole supplier. We have also entered into supply agreements with R.P. Scherer West and Alliance Medical Products to manufacture commercial quantities of Vitrase in a lyophilized 6,200 USP units multi-purpose vial and 200 USP units/mL in sterile solution, respectively. Currently, R.P. Scherer West and Alliance Medical Products each is our sole source for Vitrase in these respective configurations. We also have supply agreements with Bausch & Lomb to manufacture commercial quantities of Istalol and Xibrom. Currently, Bausch & Lomb is our sole source for Istalol and Xibrom.

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

Our success largely depends on the skills, experience and efforts of our key personnel, including Chief Executive Officer, Vicente Anido, Jr., Ph.D. We have entered into a written employment agreement with Dr. Anido that can be terminated at any time by us or by Dr. Anido. In the event Dr. Anido’s employment is terminated, other than for cause or voluntarily by Dr. Anido, Dr. Anido will receive nine months of salary as severance compensation. In the event Dr. Anido’s employment is terminated after a change of control, other than for cause or voluntarily by Dr. Anido, then certain of Dr. Anido’s stock options will immediately vest and become exercisable in full, and Dr. Anido will receive twenty-four months of salary as severance compensation. We do not maintain “key person” life insurance policies covering Dr. Anido. The loss of Dr. Anido, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

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

Regulatory requirements applicable to pharmaceutical products make the substitution of suppliers and manufacturers costly and time consuming. We have no internal manufacturing capabilities and are, and expect to be in the future, entirely dependent on contract manufacturers and suppliers for the manufacture of our products and for their active and other ingredients. The disqualification of these suppliers through their failure to comply with regulatory requirements could negatively impact our business because the delays and costs of obtaining and qualifying alternate suppliers (if any) could delay clinical trials or otherwise inhibit our ability to bring approved products to market or could result in a delay or disruption in the manufacture, marketing or sales of our products, which would have a material adverse affect on our business and financial condition.

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

We currently own or license 75 U.S. and foreign patents and 39 U.S. and foreign pending patent applications. Our existing patents, or any patents issued to us as a result of such applications, may not provide us a basis for commercially viable products, may not provide us with any competitive advantages, or may face third-party challenges or be the subject of further proceedings limiting their scope or enforceability. We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. In addition, costly litigation could be necessary to protect our patent position. We license patent rights from the Eastern Virginia Medical School for Caprogel and from Senju for Istalol, Xibrom and ecabet sodium. Some of these license agreements do not permit us to control the prosecution, maintenance, protection and defense of such patents. If the licensor chooses not to protect its own patent rights, we may not be able to take actions to secure our related product marketing rights. In addition, if such patent licenses are terminated before the expiration of the licensed patents, we may no longer be able to continue to manufacture and sell such products as may be covered by the patents.

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

We have not conducted an extensive search of patents issued to other parties and such patents which contain claims relating to our technology and products may exist, may have been filed, or could be issued. If such patents do exist, the owners may bring claims against us for infringement, which might have an adverse effect on our business.

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

Both governmental and private third-party payers are increasingly attempting to limit both the coverage and the level of reimbursement of new drug products to contain costs. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third-party payers may not establish adequate levels of reimbursement for any of our approved products or products we develop or acquire in the future, which could limit their market acceptance and result in a material adverse effect on our financial condition. In November 2005, the Center for Medicare and Medicaid Services, or CMS, established two new national Healthcare Common Procedure Coding Systems, or HCPCS, J-Codes covering the injection of preservative free ovine hyaluronidase, Vitrase. Physicians will be able to use these new J-Codes beginning January 2006. HCPCS Codes are used by healthcare insurers to process reimbursement claims. We believe that these two new J-Codes will help facilitate third-party reimbursement for Vitrase. However, Vitrase sales in the future maybe negatively impacted by reimbursement levels established by third-party payers.

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

We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors may include Allergan, Alcon Laboratories, Inc., Amphastar Pharmaceuticals, Inc., Bausch & Lomb,

Halozyme Therapeutics, Inc., Johnson & Johnson, Novartis AG, Pfizer, Inc., Eli Lilly and Company, PrimaPharm, Inc. and Inspire Pharmaceuticals, Inc. These competitors may develop technologies and products that are more effective or less costly than our current or future products or product candidates or that could render our technologies, products and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. Many of our competitors also have more resources committed to and expertise in effectively commercializing, marketing, and promoting products approved by the FDA, including communicating the effectiveness, safety and value of the products to actual and prospective customers and medical professionals. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare. In August 2005, the FDA approved Nevanac™ (nepafenac ophthalmic suspension) 0.1% for the treatment of pain and inflammation associated with cataract surgery. Nevanac, sold by Alcon, is marketed as an alternative to and competes against Xibrom.

In addition, competition from generic drugs is a major challenge in the United States to branded drug companies, like us, and may have a material adverse effect on our product revenues. In October 2004, the FDA granted Istalol a “BT” rating, which means that prescriptions for Istalol cannot be substituted legally at pharmacies with generic timolol maleate products. Nonetheless, we believe that certain pharmacies may have substituted, and may be continuing to substitute, Istalol prescriptions with generic timolol maleate solutions. We have completed an educational campaign to make our customers and pharmacies aware of Istalol’s BT rating and that Istalol cannot be substituted legally at pharmacies with generic timolol maleate products. In October 2004, the FDA informed us that Vitrase (hyaluronidase for injection; lyophilized, ovine) for use as a spreading agent to facilitate the dispersion and absorption of other drugs was entitled to five-year new chemical entity market exclusivity pursuant to the federal Food, Drug and Cosmetic Act. The FDA indicated that Vitrase’s new chemical entity exclusivity would bar submission to FDA of certain third party 505(b)(2) NDAs and Abbreviated New Drug Applications, or ANDAs, for drugs containing the same active moiety as Vitrase. The submission bar would be for five years from Vitrase’s approval date (i.e., May 5, 2004) or for four years in the case of patent challenges. The FDA also said that Vitrase’s new chemical entity exclusivity is not a prohibition on FDA’s review and approval of any 505(b)(2) NDA or ANDA that was submitted to the agency before Vitrase was granted five-year exclusivity. In October 2004, the FDA approved Amphadase (hyaluronidase injection, USP) 150 IU mL, a bovine-sourced hyaluronidase, for use as a spreading agent. Amphadase is sold by Amphastar Pharmaceuticals, Inc. and competes against Vitrase. The FDA has stated that Vitrase’s five year new chemical exclusivity did not bar approval of Amphadase since Amphadase did not contain the same active moiety has Vitrase. For the purposes of market exclusivity, the FDA presumes that a product does not contain a previously approved active moiety if the agency has insufficient information to determine whether, in fact, it contains one. Like Vitrase, FDA has also granted Amphadase five year new chemical exclusivity. The FDA has stated that the hyaluronidase in these products and other previously approved products is not fully characterized and therefore insufficient information exists to determine whether the active moiety in any of these products was previously approved. In October 2005, the FDA approved Hydase (hyaluronidase injection, USP) 150 UI mL, a bovine hyaluronidase, for use as a spreading agent. Hydase is manufactured by PrimaPharm, Inc. and would compete against Vitrase. In March 2005, Halozyme Therapeutics announced it had filed an NDA for Enhanze SC, a formulation of recombinant human hyaluronidase being developed as a spreading agent. If the NDA for this product is approved, it may be marketed as an alternative to and compete against Vitrase. Our ability to secure the benefit of the Vitrase market exclusivity depends on a variety of factors, some of which are beyond our control, including, among others, the timing, content and outcome of actions and decisions by the FDA and other regulatory authorities regarding third party products and the impact and scope of the Vitrase market exclusivity and its affect on third party products.

We are exposed to product liability claims, and insurance against these claims may not be available to us on reasonable terms, or at all.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims by consumers and other third parties. As a commercial company, we have begun to market and promote our approved products, like Xibrom, Istalol and Vitrase, and we may be subject to various product liability claims. In addition, we may in the future recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. We cannot assure you that we will not experience material losses due to product liability claims, product recalls or corrections. These events, among others, could result in additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling that could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market. Furthermore, any adverse publicity associated with such an event could cause consumers to seek alternatives to our products, which may cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the event.

We currently maintain sold products and clinical trial liability insurance with per occurrence and aggregate coverage limits of $10.0 million. The coverage limits of our insurance policies may be inadequate to protect us from any liabilities we might incur in connection with clinical trials or the sale of our products. Product liability insurance is expensive and in the future may not be available on commercially acceptable terms, or at all. A successful claim or claims brought against us in excess of our insurance coverage could materially harm our business and financial condition.

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

The average daily trading volume in our common stock for the twelve-month period ended September 30, 2005 was approximately 138,370 shares and the average daily number of transactions was approximately 414 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

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

As of October 18, 2005, our directors, officers, and principal stockholders together control approximately 42% of our voting securities, a concentration of ownership that could delay or prevent a change in control. We are obligated to include a representative of Investor Growth Capital as a nominee for election to our board of directors and Sprout has the right to designate two such nominees. As of October 18, 2005, Investor Growth Capital entities beneficially owned 3,285,409 shares of our common stock or 12.4% of our outstanding common stock and Sprout entities beneficially owned 6,009,155 shares of our common stock or 22.6% of our outstanding common stock. Our principal stockholders, if acting together, would be able to influence and possibly control most matters submitted for approval by our stockholders, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2004 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of September 30, 2005, we have not used derivative instruments or engaged in hedging activities.

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

Evaluation of disclosure controls and procedures

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISTA PHARMACEUTICALS, INC.
(Registrant)

Dated: November 9, 2005	/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

Dated: November 9, 2005	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer,
Chief Accounting Officer and
Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.