Form 10-K
period 2005-12-31
ISTA PHARMACEUTICALS INC
filed 2006-03-06
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2005

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2005, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $89,395,521.

As of January 31, 2006 there were 25,917,332 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ISTA PHARMACEUTICALS, INC.

PART I

References in this Annual Report on Form 10-K to “ISTA”, “we”, “our”, “us”, or the “Company” refer to ISTA Pharmaceuticals, Inc. This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.” Vitrase®, Istalol®, Xibrom™, Caprogel®, Vitragan™, ISTA®, ISTA Pharmaceuticals® and the ISTA logo are our trademarks, either owned or under license.

We obtained the market data and industry information contained in this Annual Report on Form 10-K from internal surveys, estimates, reports and studies, as appropriate, as well as from market research, publicly available information and industry publications. Although we believe our internal surveys, estimates, reports, studies and market research, as well as industry publications are reliable, we have not independently verified such information, and as such, we do not make any representation as to its accuracy.

Item 1:	Business.

Overview

We are a specialty pharmaceutical company focused on the commercialization and development of unique and uniquely improved products for serious conditions of the eye. We currently have three products available for sale in the United States: (i) Istalol for the treatment of glaucoma, (ii)) Vitrase for use as a spreading agent, and (iii) Xibrom for the treatment of ocular inflammation and pain following cataract surgery. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $226.5 million through December 31, 2005.

Our Products and Pipeline

The following is a summary of our products and product candidates:

Product	Indication	Development Status
Xibrom	Ocular inflammation and pain following cataract surgery	Marketed in the United States

Istalol	Glaucoma	Marketed in the United States

Vitrase	Spreading agent	Marketed in the United States

	Vitreous hemorrhage	FDA Approvable Letter received

European market application accepted for review by EMEA

	Diabetic retinopathy	Phase II

Ecabet sodium	Dry eye syndrome	Phase IIb study completed and preliminary results announced; confirmatory study ongoing

Tobramycin and Prednisolone Acetate Combination Product	Steroid-responsive inflammatory ocular conditions	Phase III completed

Caprogel	Hyphema	Reformulation ongoing/Phase II completed

Strong Steroid Product	Ocular inflammation and allergy	Reformulation ongoing

Xibrom (bromfenac)

Xibrom is a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation and pain following cataract surgery. The product was first developed by Senju Pharmaceuticals, Co. Ltd. and launched in Japan in 2000. We believe its sales growth in Japan is principally due to its superior potency and twice-daily dosing regimen, as compared to the requirement of three or four doses-per-day for most other anti-inflammatory products. In May 2002, we acquired marketing rights for Xibrom in the United States under a license agreement with Senju.

Based upon 2005 data from IMS Health, we estimate that 2005 sales in the U.S. topical ophthalmic anti-inflammatory market were approximately $400 million, with total prescriptions of 8.8 million. Currently available non-steroid treatments must be dosed three or four times a day as compared to Xibrom’s twice-daily dosing.

We received approval from the U.S. Food and Drug Administration, or FDA, for Xibrom for the treatment of ocular inflammation following cataract surgery in March 2005. We launched Xibrom in the United States in the second quarter of 2005. In January 2006, we received FDA approval of expanded indication of Xibrom to include the treatment of pain following cataract surgery. We are currently promoting Xibrom through our specialty sales force.

We are also developing Xibrom line extensions and exploring other expanded uses of Xibrom in ophthalmology, including prevention and treatment of cystoid macular edema and treatment of pain in non-cataract surgery.

Istalol (timolol)

Istalol is our once-a-day, eye drop solution of timolol, a beta-blocking agent for the treatment of glaucoma.

Glaucoma is a chronic disease that gradually reduces eyesight without warning and often without symptoms. If undetected and untreated, glaucoma can lead to irreversible eye damage and eventual blindness. According to the Glaucoma Research Foundation, in the United States, glaucoma is the cause of an estimated 9-12% of all blindness cases and is the second leading cause of blindness. Currently, its causes are not well understood and there is no known cure.

According to the Glaucoma Research Foundation, three million people in the United States suffer from the disease, with 120,000 new cases documented annually. According to prescription data compiled by IMS Health for 2005, we estimate that the U.S. pharmaceutical market for the treatment of glaucoma exceeds $1.4 billion per year. Of this, the ophthalmic beta-blocker market exceeds $170 million per year, primarily at generic prices, with over 5.2 million prescriptions written annually. Timolol maleate, which is currently available from several manufacturers in either a twice-a-day eye drop solution or once-a-day gel formulation, is the leading beta-blocker to treat glaucoma in the United States. Istalol, given once-a-day, has shown efficacy and safety comparable to timolol maleate solution, given twice-a-day. Other than Istalol, the only available formulations of timolol maleate that have demonstrated efficacy with once-a-day dosing are gels, which have been known to cause blurring of patients’ vision.

Istalol was developed by Senju in Japan. In May 2002, we acquired marketing rights for Istalol in the United States under a license agreement with Senju. We received FDA approval of Istalol in June 2004 and launched Istalol in the United States in the third quarter of 2004. In October 2004, the FDA granted Istalol a “BT” rating, which means that prescriptions of Istalol cannot be legally substituted at pharmacies with generic timolol maleate solutions.

We promote Istalol through our specialty sales force, which focuses on the 10,000 ophthalmologists whom we believe account for more than 70% of all glaucoma prescriptions.

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

We launched Vitrase in the United States for use as a spreading agent in the first quarter of 2005.

Vitrase is promoted through our specialty sales force. We target the top ophthalmic surgeons, most of whom are also high prescribers of anti-inflammatory medications that we currently target for Xibrom. In November 2005, the Center for Medicare and Medicaid Services, or CMS, established two new national Healthcare Common Procedure Coding Systems, or HCPCS, J-Codes covering the injection of preservative free ovine hyaluronidase. Physicians have been able to use these new J-Codes since January 2006. HCPCS Codes are used by healthcare insurers to process reimbursement claims. We believe that these two new J-Codes will help facilitate third-party reimbursement for Vitrase.

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

Retinal specialists have limited options for treating vitreous hemorrhage. Currently, there is no known drug treatment available and most retinal specialists initially recommend a “watchful waiting” period, during which the attending physician provides no medical treatment in the hope that the hemorrhage will clear on its own. The risks related to watchful waiting may include continued bleeding and, if caused by diabetic retinopathy, disease progression during the time it takes for the blood to clear on its own, if at all.

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

We have filed a New Drug Application, or NDA, with the FDA for Vitrase for treatment of vitreous hemorrhage. Our NDA submission was supported by two Phase III clinical trials. These trials were prospective, randomized, parallel, placebo-controlled and double-masked studies. We conducted one trial in the United States, Mexico and Canada with an enrollment of 750 patients. We conducted the other trial in Europe, Brazil, Australia and South Africa with an enrollment of 556 patients. Patients enrolled in the studies were monitored through 2003.

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

During the third quarter of 2005, we filed an application for the approval in Europe of Vitragan for the treatment of vitreous hemorrhage. Vitragan is our proprietary formulation of highly purified ovine hyaluronidase which is commonly known in the United States as Vitrase. During January 2006, the European Medicines Evaluation Agency, or EMEA, accepted our Vitragan application for review. We expect that the EMEA review process will most likely result in a decision on our Vitragan application by the first half of 2007.

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

Ecabet Sodium

We are developing ecabet sodium as a prescription eye drop for the treatment of dry eye syndrome. Ecabet sodium represents a new class of molecules that increases the quantity and quality of mucin produced by conjunctival goblet cells and corneal epithelia. Mucin is a glycoprotein component of tear film that lubricates while retarding moisture loss from tear evaporation. Ecabet sodium is currently marketed in Japan as an oral agent for treatment of gastric ulcers and gastritis. In November 2004, we acquired United States marketing rights to ecabet sodium for the treatment of dry eye syndrome in the United States under a license agreement with Senju.

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

Based on data compiled from various publicly available sources, we estimate that annual sales in the United States prescription dry eye market were almost $200 million in 2005 and are anticipated to grow to approximately $350 to $700 million within three to five years.

In February 2006, we announced positive preliminary results from our U.S. randomized, three-arm (placebo/3.0%/3.9%) Phase IIb clinical study of ecabet sodium for the treatment of dry eye syndrome. The preliminary results of our Phase IIb study demonstrated a strong trend in efficacy for the lower (3%) dose with respect to ecabet sodium’s ability to address two objective signs of dry eye syndrome, corneal staining and blink rate. In addition, patients treated with the lower dose of ecabet sodium reported positive trends for reductions in symptomatology as measured by ocular surface disease index and most bothersome symptom. In the preliminary results, no efficacy trends versus placebo were observed with respect to the higher (3.9%) dose. Further analyses of our ecabet sodium Phase IIb results are ongoing.

Our Phase IIb study of ecabet sodium was designed to identify the appropriate sign and symptom and time course for future studies of this drug. Generally, improvement in one sign and one symptom in Phase III studies is considered acceptable by the FDA for approval of a prescription dry eye product. Therefore, a total of 162 patients were enrolled in our Phase IIb study and were randomly assigned to receive placebo, 3.0% or 3.9% ecabet sodium in the study eye four times a day for 90 days. Patients were evaluated for signs and symptoms four times during the trial both prior to and following exposure to a controlled adverse environment (“dry eye chamber”). The trial evaluated ocular signs, including corneal and conjunctival staining, tear film breakup time and blink rate, and ocular symptoms, including burning or stinging, itchiness or scratchiness, grittiness or sandiness, foreign body sensation, haziness and blurriness. In addition, preliminary findings from our Phase IIb study suggested a favorable safety profile for ecabet sodium for the treatment of dry eye syndrome.

We plan to complete our analyses of our Phase IIb study results to confirm our preliminary findings and, in parallel, conduct a smaller, short-term confirmatory study designed to further define the subpopulation of patients to enroll and other elements of any future Phase III studies of ecabet sodium. Assuming confirmation of Phase IIb preliminary results and timely and successful completion of the confirmatory study, our plan is to initiate a Phase III study of ecabet sodium for the treatment of dry eye syndrome during 2007.

Tobramycin and Prednisolone Acetate Combination Product

We have developed a proprietary formulation of a fixed combination product of tobramycin 0.3% and prednisolone acetate 1.0%. Our combination product is being developed for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists.

Our combination product, if approved by the FDA, will compete in the antibiotic steroid segment of the United States topical ophthalmic anti-inflammatory market. Based upon management estimates and 2004 prescription data compiled by IMS Health, we estimate that 2005 sales in the U.S. topical ophthalmic anti-inflammatory market were approximately $400 million, with total prescriptions of 8.8 million. The combination antibiotic and steroid segment of the ophthalmic anti-inflammatory market has approximately a 45% share of the prescriptions, or about 3.8 million prescriptions according to data compiled by IMS Health.

In February 2006, we announced positive results from our Phase III bioequivalence study of our combination product for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists. Our Phase III study was a multi-center, randomized, double-masked trial with a total enrollment of 132 patients undergoing bilateral cataract surgery. Patients were randomly assigned to receive either our combination product or prednisolone acetate 1.0% in each eye. Of these 132 patients, 124 had a viable aqueous humor sample taken from each eye at the time of surgery at either 30, 60, 90, 120, 180 or 240 minutes following administration of the test agent. Our Phase III study successfully achieved its primary endpoint, demonstrating bioequivalence of prednisolone between our combination product (tobramycin 0.3% / prednisolone acetate 1.0%) and prednisolone acetate 1.0%. Our Phase III study also successfully achieved its secondary endpoints, demonstrating that our proprietary combination product and prednisolone acetate 1.0% have similar maximum concentration of prednisolone and time to reach maximum concentration. No treatment-related adverse events were reported for our combination product in our Phase III study.

Based on our Phase III study results, we plan to submit to the FDA an NDA for our combination product in the first half of 2006.

Strong Steroid Product

We are developing a proprietary formulation of a strong steroid for the treatment of ocular inflammation and allergy. No new strong steroid products have been launched in the United States for ophthalmic applications in more than a decade. We believe our strong steroid product will be considered a new chemical entity and entitled to receive five-year new chemical entity market exclusivity pursuant to the federal Food, Drug and Cosmetic Act. During the second half of 2006, we plan to begin Phase II studies of our strong steroid product. Assuming timely and successful completion of the Phase II studies, we anticipate Phase III studies will begin during the first half of 2007.

Caprogel (aminocaproic acid)

Caprogel is a new topical gel formulation of aminocaproic acid for treating hyphema. Hyphema is a term used to describe bleeding in the anterior chamber, the space between the cornea and the iris, of the eye and usually results from trauma to the eye. In May 2002, we acquired worldwide marketing rights for Caprogel, and we are currently conducting feasibility studies for its reformulation and commercialization. Once completed, and if these studies yield promising results, we intend to pursue further clinical development consistent with these studies’ results.

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

Other Product Candidates and Development Activities

We continually evaluate opportunities for late-stage or currently marketed complementary product and for expansion of our existing product franchises and, if and when appropriate, intend to pursue such opportunities through further product acquisitions and related development activities. Our ability to execute on such opportunities in some circumstances may be dependent upon our ability to raise additional capital on commercially reasonable terms.

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

Under the terms of our agreements with Senju, we are responsible for U.S. development activities, including clinical trials and the preparation and submission of regulatory approvals, for Xibrom and ecabet sodium and post-approval activities with FDA for Istalol. We are also responsible for the manufacturing, marketing and sale of the products, if approved, in the United States. We have paid to Senju non-refundable milestone payments of up to $4 million relating to the development process and regulatory approval of both Istalol and Xibrom; and will be required to pay royalties on product sales. We will also be required to pay to Senju non-refundable milestone payments of up to $3 million, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of ecabet sodium are accomplished; and royalties on product sales. The license agreements with Senju for Istalol and Xibrom will terminate upon the last-to-expire licensed patent in the United States with respect to Istalol and ten years after the first commercial sale of Xibrom in the United States, respectively. The license agreement with Senju for ecabet sodium will terminate ten years after the earlier of the last-to-expire licensed patent in the United States relating to ecabet sodium or ten years after the first commercial sale of ecabet sodium in the United States. Neither party may terminate the license agreements without cause or good reason.

Vitrase Commercialization Outside of the United States

Europe- Allergan

In September 2004, we entered into a new agreement with Allergan, Inc. replacing our previous Vitrase collaboration, and reacquired all rights to market and sell Vitrase for all uses in the United States and other specified markets. Under our new agreement, we paid Allergan approximately $10 million, which was paid in full in January 2005. We have also agreed to make royalty payments to Allergan on our U.S. sales of Vitrase for use in the posterior region of the eye. Allergan has an option to commercialize Vitrase in Europe after European Union, or EU, product approval. If Allergan does not exercise its option, then these European rights will revert to us, and Allergan will be paid a royalty on our European sales of Vitrase for use in the posterior region of the eye.

Under our agreement with Allergan, we have responsibility to file for regulatory approval for Vitrase for vitreous hemorrhage in Europe. During the third quarter of 2005, we filed with the European Medicines Evaluations Agency, or EMEA, our centralized Marketing Authorisation Application, or MAA, seeking European market approval of Vitragan (ovine hyaluronidase) for the treatment of vitreous hemorrhage. Vitragan is our proprietary formulation of highly purified ovine hyaluronidase which is commonly known in the United States as Vitrase. In January 2006, the EMEA accepted for review our Vitragan MAA. The Vitragan MAA is based primarily upon our existing clinical trial data, including results from our two Phase III Vitrase studies for the treatment of vitreous hemorrhage. We expect that the EMEA review process will most likely result in a decision on our Vitragan MAA by the first half of 2007.

Japan- Otsuka

In December 2001, we entered into certain agreements with Otsuka Pharmaceutical Co., Ltd. with respect to the commercialization of Vitrase in Japan for ophthalmic uses in the posterior region of the eye. Under the terms of our agreements with Otsuka, Otsuka is responsible for preclinical studies, clinical trials, applying for and obtaining regulatory approvals and other development activities for Vitrase for ophthalmic uses in the posterior region of the eye in Japan. We are responsible for supplying Otsuka its requirements of Vitrase for clinical trials and, if approved, for commercial sale in Japan. Otsuka is responsible for the marketing, sale and distribution of Vitrase, if approved, in Japan. In connection with its license of Vitrase, Otsuka paid us a non-refundable license fee of $5 million as part of the license agreement. Otsuka has also agreed to pay us a milestone payment of $10 million upon regulatory approval of Vitrase for the treatment of vitreous hemorrhage in Japan. To date, we have not earned this milestone payment from Otsuka and we cannot guarantee that we will earn or receive this milestone payment in the future. Otsuka is required to purchase Vitrase from us at a percentage of the annual National Health Insurance price as established for Vitrase in Japan during the term of the license agreement, unless we are unable to supply Vitrase to Otsuka. If we are unable to supply Vitrase to Otsuka and Otsuka, or a third party, is required to manufacture Vitrase to meet Otsuka’s supply requirements, we will only receive a royalty on sales of Vitrase by Otsuka. Our agreements with Otsuka will terminate upon the later of 15 full calendar years following the date of the first commercial sale of Vitrase for licensed uses in Japan and the expiration date of the last-to-expire licensed patent relating to Vitrase for licensed uses in Japan. Otsuka may terminate the agreements at any time with six months notice to us. We may terminate the agreements if Otsuka fails to submit an application for regulatory approval of Vitrase in Japan within 12 months of completing all necessary clinical trials and the initial meeting with the Japanese Ministry of Health to review the clinical trial results.

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

Marketing and Sales

We continue to expand our commercial infrastructure in connection with the marketing, sale and distribution of our approved products in the United States. We have hired eight regional sales managers and have expanded our specialty sales force to 72 sales representatives as of December 31, 2005 to support our commercial launch of Xibrom. Ventiv Pharma Services LLC continues to provide us with administrative and other services, including training, analytics, and operational support. We continue to target our commercialization efforts towards approximately 10,000 ophthalmologists, who comprise the most prolific prescribers of ophthalmic beta-blockers, non-steroidal anti-inflammatories and the highest volume cataract surgeons.

Customers and Distribution

We sell both Istalol and Xibrom primarily to drug wholesalers, retailers and distributors, including large chain drug stores, hospitals, clinics, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large, wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will impact pricing and create other competitive pressures on drug manufacturers. In general, we are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established reserves for such amounts at the time of sale.

In addition to selling Vitrase through the above distribution channels, we sell Vitrase for use as a spreading agent to specialty distributors and directly to physicians, hospitals, and clinics.

We have engaged Cardinal Health PTS, LLC, by and through its Specialty Pharmaceutical Services group, to act as our exclusive distributor for commercial shipment and distribution of our products to our customers in the United States. In addition to distribution services, Cardinal Health provides us with other related services, including product storage, returns, customer support, and administrative support.

Sales to AmeriSource Bergen Corp, McKesson HBOC and Cardinal Health, Inc. accounted for 17%, 38% and 25%, respectively, of our annual net revenues during 2005. The loss of any of these customers could materially and adversely affect our business, results of operations, financial condition and cash flows. Due to the relatively short lead-time required to fill orders for our products, backlog of orders is not material to our business.

Competition

The markets for therapies that treat diseases and conditions of the eye are subject to intense competition and technological change. Many companies, including major pharmaceutical companies, specialty pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to ours. Such companies include Allergan, Alcon Laboratories, Inc., Amphastar Pharmaceuticals, Inc., Baxter Healthcare Corp., Bausch & Lomb, Halozyme Therapeutics, Inc., Johnson & Johnson, Novartis AG, Pfizer, Inc., Eli Lilly and Company, PrimaPharm, Inc. and Inspire Pharmaceuticals, Inc. Many of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than ours.

We are not aware of any other drug candidates in clinical trials for the treatment of vitreous hemorrhage or hyphema. Numerous companies are working on alternate therapies for ocular inflammation and pain, dry eye syndrome, glaucoma, use as a spreading agent and treatment to help control diabetes and the consequences of diabetes, including diabetic retinopathy.

In addition, competition from generic drugs is a major challenge in the United States to branded drug companies, like us, and may have a material adverse effect on our product revenues. In October 2004, the FDA granted Istalol a “BT” rating, which means that prescriptions for Istalol cannot be substituted legally at pharmacies with generic timolol maleate products. Nonetheless, we believe that certain pharmacies may have substituted, and may be continuing to substitute, Istalol prescriptions with generic timolol maleate solutions. We have completed an educational campaign to make our customers and pharmacies aware of Istalol’s BT rating and that Istalol cannot be substituted legally at pharmacies with generic timolol maleate products. In October 2004, the FDA informed us that Vitrase (hyaluronidase for injection; lyophilized, ovine) for use as a spreading agent to facilitate the dispersion and absorption of other drugs was entitled to five-year new chemical entity market exclusivity pursuant to the federal Food, Drug and Cosmetic Act. The FDA indicated that Vitrase’s new chemical entity exclusivity would bar submission to FDA of certain third party 505(b)(2) NDAs and Abbreviated New Drug Applications, or ANDAs, for drugs containing the same active moiety as Vitrase. The submission bar would be for five years from Vitrase’s approval date or for four years in the case of patent challenges. The FDA also stated that Vitrase’s new chemical entity exclusivity is not a prohibition on FDA’s review and approval of any 505(b)(2) NDA or ANDA that was submitted to the agency before Vitrase was granted five-year exclusivity. In October 2004, the FDA approved Amphadase (hyaluronidase injection, USP) 150 IU mL, a bovine-sourced hyaluronidase, for use as a spreading agent. Amphadase is sold by Amphastar Pharmaceuticals, Inc. and competes against Vitrase. The FDA has stated that Vitrase’s five year new chemical exclusivity did not bar approval of Amphadase since Amphadase did not contain the same active moiety as Vitrase. For the purposes of market exclusivity, the FDA presumes that a product does not contain a previously approved active moiety if the agency has insufficient information to determine whether, in fact, it contains one. Like Vitrase, FDA has also granted

Amphadase five year new chemical exclusivity. The FDA has stated that the hyaluronidase in these products and other previously approved products is not fully characterized and therefore insufficient information exists to determine whether the active moiety in any of these products was previously approved. In October 2005, the FDA approved Hydase (hyaluronidase injection, USP) 150 UI mL, a bovine hyaluronidase, for use as a spreading agent. Hydase is manufactured by PrimaPharm, Inc. and is sold and competes against Vitrase. In December 2005, the FDA approved Hylenex recombinant (hyaluronidase human injection) for use as a spreading agent. Hylenex is manufactured by Halozyme Therapeutics and will be marketed and sold by Baxter Healthcare and would compete against Vitrase. Our ability to secure the benefit of the Vitrase market exclusivity depends on a variety of factors, some of which are beyond our control, including, among others, the timing, content and outcome of actions and decisions by the FDA and other regulatory authorities regarding third party products and the impact and scope of the Vitrase market exclusivity and its affect on third party products.

Manufacturing

We have supply agreements with Bausch & Lomb to manufacture commercial quantities of Istalol and Xibrom. Currently, Bausch & Lomb is our sole source for Istalol and Xibrom. Ovine hyaluronidase, the active pharmaceutical ingredient used in Vitrase, is processed in several stages to produce a highly purified raw material for formulation. In June 2004, we entered into an amended and restated supply agreement with Biozyme Laboratories, Ltd. for ovine hyaluronidase for use in ophthalmic and spreading agent applications. Under our agreement with Biozyme, we are obligated to make product purchases totaling at least $750,000 over three years. We also entered into a technology license agreement with Biozyme providing us certain rights to manufacture hyaluronidase, in return for an aggregate license fee of $1.1 million payable over three years. Our supply agreement with Biozyme ends in August 2007, after which any further supply of hyaluronidase by Biozyme to us would be subject to Biozyme’s agreement. Currently, Biozyme is our sole source for ovine hyaluronidase. We are currently pursuing additional sources for ovine hyaluronidase; however our success in establishing these additional supply arrangements cannot be assured. We have entered into supply agreements with R.P. Scherer West, Inc. and Alliance Medical Products, Inc. to manufacture commercial quantities of Vitrase in a lyophilized 6,200 USP units multi-purpose vial and 200 USP units/mL in sterile solution, respectively. Currently, each of R.P. Scherer West and Alliance Medical Products is our sole source for Vitrase in these respective configurations.

Research and Development

Since our inception, we have made substantial investments in research and development. During the years ended December 31, 2005, 2004 and 2003, we spent $16.6 million, $15.6 million and $17.3 million, respectively, on research and development activities.

We plan to focus our near-term research and development efforts on the continued development of our marketed products and the products in our current development pipeline. Building on these development efforts, our goal is to continue our growth as a specialty pharmaceutical company by developing or acquiring complementary products, either already marketed or in late-stage development. Some acquired products may require additional research and development activities prior to regulatory approval and commercialization.

Patents and Proprietary Rights

Our success will depend in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our inventions. We currently own or license 43 United States and foreign patent applications and 78 United States and foreign issued patents.

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

In general, the FDA approval process for drugs includes, without limitation:

•	preclinical studies;

•	submission of an Investigational New Drug Application, or IND, for clinical trials;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	submission of a NDA to obtain marketing approval;

•	review of the NDA; and

•	inspection of the facilities used in the manufacturing of the drug to assess compliance with the FDA’s current Good Manufacturing Practice, or cGMP, regulations.

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

Preclinical studies include laboratory evaluation of the product, as well as animal studies to assess the potential safety and effectiveness of the product. These studies must be performed according to good laboratory practices. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND. Clinical trials may begin 30 days after the IND is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed.

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

In the United States, physicians, hospitals and other healthcare providers that purchase pharmaceutical products generally rely on third-party payers, principally private health insurance plans, Medicare and, to a lesser extent, Medicaid, to reimburse all or part of the cost of the product and procedure for which the product is being used. Even if a product is approved for marketing by the FDA, there is no assurance that third-party payers will cover the cost of the product and related medical procedures. Currently, a Current Procedural Terminology (“CPT”) code has been established for the intravitreal injection of a pharmaceutical agent, which, we believe, will be appropriate for physician billing for a Vitrase injection. This code may result in reimbursement for the physician’s services in administering the drug, but will not result in reimbursement for the drug itself. Drug specific coverage policies are primarily developed by Medicare carriers following Medicare’s criteria for drug coverage, which include, among other requirements, that the drug be FDA-approved, be used in connection with a physician service and be medically reasonable for the treatment of an illness or injury. In November 2005, the Center for Medicare and Medicaid Services, or CMS, established two new national Healthcare Common Procedure Coding Systems, or HCPCS, J-Codes covering the injection of preservative free ovine hyaluronidase, Vitrase. Physicians have been able to use these new J-Codes since January 2006. HCPCS Codes are used by healthcare insurers to process reimbursement claims. We believe that these two new J-Codes will help facilitate third-party reimbursement for Vitrase. However, Vitrase sales in the future maybe negatively impacted by reimbursement levels established by third-party payers.

While reimbursement for Vitrase may be available under existing payment codes, such reimbursement cannot be guaranteed. Each Medicare carrier reviews such reimbursement requests separately. Uniform national Medicare reimbursement for our injectable drug products will require a favorable National Coverage Determination for our injectable drug, which would be issued by CMS following review of an application by the manufacturer. Although they are not required to do so, private health insurers often follow the Medicare program’s lead when determining whether or not to reimburse for a drug. To support our applications for reimbursement coverage with Medicare and other major third-party payers, we intend to use data from clinical trials. The lack of satisfactory reimbursement for our drug products would limit their widespread use and lower potential product revenues.

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

Human Resources

As of January 31, 2006, we had 161 full-time employees. Of our employees, 31 are engaged in research and development, 8 in manufacturing, 14 in quality assurance and quality control, 88 in sales and marketing, and 20 in administration. Our employees do not have a collective bargaining agreement. We consider our relations with our employees to be good.

General Information

We incorporated in California in February 1992 as Advanced Corneal Systems, Inc. In March 2000, we changed our name to ISTA Pharmaceuticals, Inc., and we reincorporated in Delaware in August 2000. Our corporate headquarters and principal research laboratories are located at 15295 Alton Parkway, Irvine, CA 92618, and our telephone number is (949) 788-6000.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on our website, at http://www.istavision.com, free of charge as soon as practicable after filing with the SEC. All such reports are also available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by ISTA with the SEC at the SEC’s public reference room located at 100 F St., NE, Washington, D.C., 20549. Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A:	Risk Factors.

In addition to other information included in this report, the following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements contained in this Annual Report on Form 10-K, and thus should be considered carefully in evaluating our business and future prospects.

Risks Related to Our Business

If we do not receive and maintain regulatory approvals for our product candidates, we will not be able to commercialize our products, which would substantially impair our ability to generate revenues and materially harm our business and financial condition.

Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States. Three of our product candidates, Vitrase for use as a spreading agent, Istalol and Xibrom, have received regulatory approval from the FDA.

The regulatory approval process is extensive, time-consuming and costly, and there is no guarantee that the FDA will approve additional NDAs for our product candidates, or that the timing of any such approval will be appropriate for our product launch schedule and other business priorities, which are subject to change.

We filed and the FDA accepted an NDA for Vitrase for the treatment of vitreous hemorrhage. Although we have received an approvable letter from the FDA with respect to our NDA for Vitrase for the treatment of vitreous hemorrhage, the FDA has requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. There can be no assurances that the FDA will approve this NDA for Vitrase, even if we decide to and are successfully able to undertake the further analysis and clinical testing requested by the FDA. We are continuing our discussions with the FDA on this NDA and other potential uses of Vitrase, such as diabetic retinopathy. In February 2006, we announced positive results from our Phase III study of our combination product (tobramycin 0.3% / prednisolone acetate 1.0%) for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists. Based on our Phase III study results, we plan to submit to the FDA an NDA for our combination product in the first half of 2006. We cannot guarantee that we will in fact submit an NDA within the timeframe mentioned above. In addition, we cannot guarantee that if we do submit our NDA to the FDA, the FDA will accept our NDA for review or, if accepted for review, will approve our NDA for our combination product in a timely fashion on commercially viable terms, or at all.

Clinical testing of pharmaceutical products is also a long, expensive and uncertain process. Even if initial results of preclinical studies or clinical trial results are positive, we may obtain different results in later stages of drug development, including failure to show desired safety and efficacy. The clinical trials of any of our product candidates could be unsuccessful, which would prevent us from obtaining regulatory approval and commercializing the product. In February 2006, we announced positive preliminary results from our U.S. randomized, three-arm (placebo/3.0%/3.9%) Phase IIb clinical study of ecabet sodium for the treatment of dry eye syndrome. The preliminary results of our Phase IIb study demonstrated a strong trend in efficacy for the lower (3%) dose with respect to ecabet sodium’s ability to address two objective signs of dry eye syndrome, corneal staining and blink rate. In addition, patients treated with the lower dose of ecabet sodium reported positive trends for reductions in symptomatology as measured by ocular surface disease index and most bothersome symptom. In the preliminary results, no efficacy trends versus placebo were observed with respect to the higher (3.9%) dose. Further analyses of our ecabet sodium Phase IIb results are ongoing. We plan to complete our analyses of our Phase IIb study results to confirm our preliminary findings and, in parallel, conduct a smaller, short-term confirmatory study designed to further define the subpopulation of patients to enroll and other elements of any future Phase III studies of ecabet sodium. Assuming confirmation of our Phase IIb preliminary results and timely and successful completion of the confirmatory study, our plan is to initiate a Phase III study of ecabet sodium for the treatment of dry eye syndrome during 2007. However, we can provide no guarantee that a complete analysis of our Phase IIb study results, or further testing of ecabet sodium, will support our preliminary Phase IIb findings or further development or regulatory approval of this drug.

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

If the FDA does not approve our product candidates in a timely fashion on commercially viable terms or we terminate development of any of our product candidates due to difficulties or delays encountered in clinical testing and the regulatory approval process, it will have a material adverse impact on our business. In this event, we will be dependent on the development of our other product candidates and/or our ability to successfully acquire other products and technologies.

In addition, we intend to market, pursuant to our collaborations, certain of our products, and perhaps have certain of our products or raw materials manufactured, in foreign countries. For example, in accordance with our agreement with Allergan, we have filed a centralized filing with the European Medicines Evaluations Agency seeking European market approval of Vitragan for the treatment of vitreous hemorrhage. Vitragan is our proprietary formulation of highly purified ovine hyaluronidase which is commonly known in the United States as Vitrase. Many other countries, including major European countries and Japan, have similar requirements as the United States for the manufacture, marketing and sale of pharmaceutical products. In addition, the process of obtaining approvals in foreign countries is subject to delay and failure for similar reasons.

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

Rapid growth of our business is likely to place a significant strain on our managerial, operational and financial resources and systems. We have increased our full-time employee count from 63 as of December 31, 2004 to 165 as of December 31, 2005. We expanded our sales force from 50 sales representatives as of the first quarter of 2005 to 72 sales representatives as of December 31, 2005. To manage our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We will be dependent on our personnel and third parties to effectively manufacture, market, sell and distribute our products. We will also depend on our personnel and third parties to successfully develop and acquire new products. Further, our anticipated growth will place additional strain on our suppliers and manufacturers, resulting in increased need for us to carefully manage these relationships and monitor for quality assurance. Although we may not in fact grow as we expect, if we fail to manage our growth effectively or to develop and expand a successful commercial infrastructure to support marketing and sales of our products, our business and financial results will be materially harmed.

We have a history of net losses and negative cash flow, and we may need to raise additional working capital.

We have never been profitable, and we might never become profitable. In this regard, we anticipate that our operating expenses will continue to increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products. As of December 31, 2005, our accumulated deficit was $226.5 million, including a net loss of approximately $38.5 million for the twelve months ended December 31, 2005. As of December 31, 2005, we had approximately $38.6 million in cash and cash equivalents and short-term investments and working capital of $32.9 million. We believe our current cash and cash equivalents and short-term investments on hand will be sufficient to finance anticipated capital and operating requirements for at least the next twelve months. Additionally, during December 2005, we secured a revolving line of credit with Silicon Valley Bank in the amount of $10.0 million.

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

If we default under our credit facility, we could be required to immediately repay all outstanding borrowings, which could negatively impact our financial position.

We have a $10.0 million revolving line of credit under a loan and security agreement, pursuant to which we may borrow money at variable rates of interest, which may expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase and our net income and cash flows would decrease. The loan and security agreement also contains certain covenants based on our financial performance. If we violate any of these financial performance covenants, or are otherwise in default, our lender has the option to declare all outstanding borrowings immediately due and payable, which could have a material adverse impact on our financial position and business.

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

We have entered into collaborations with Senju relating to Istalol, Xibrom and ecabet sodium. We have also entered into collaborations with Allergan and Otsuka relating to the commercialization of Vitrase in specified markets outside the United States for ophthalmic uses for the posterior region of the eye. In September 2004, we entered into a new agreement with Allergan, replacing our previous Vitrase collaboration, under which we reacquired all rights to market and sell Vitrase for all uses in the United States and other specified markets. Allergan retains an option to commercialize Vitrase for the posterior segment of the eye in Europe upon approval. If Allergan exercises its option, we will be dependent upon Allergan for the commercialization of Vitrase for such approved uses in Europe. If Allergan does not exercise its option, then such European rights will revert to ISTA, and we will pay Allergan a royalty on our European sales of Vitrase for use in the posterior segment of the eye. We depend on Otsuka for obtaining regulatory approval of Vitrase for ophthalmic uses for the posterior region of the eye in Japan, and if such approval is obtained, we will be dependent upon Otsuka for the commercialization of Vitrase for such approved uses in Japan. The amount or timing of resources that our partners dedicate to our collaborations is not within our control. Accordingly, any breach or termination of our agreements by, or disagreements with, these collaborators could delay or stop the development and/or commercialization of our product candidates within the scope of these collaborations, or, in the case of Allergan and Otsuka, adversely impact our receipt of milestone payments, profit splits, royalties, and other consideration from these collaborations. Our collaborative partners may change their strategic focus, terminate our agreements or choose not to exercise their options, on relatively short notice, or pursue alternative technologies. Our agreements with Otsuka and Senju contain reciprocal terms providing that neither we nor they may develop products that directly compete in the same form with the products involved in the collaboration. Nonetheless, our collaborators may develop competing products in different forms or products that compete indirectly with our products.

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

Our dependence upon key personnel to operate our business puts us at risk of a loss of expertise if key personnel were to leave us.

We depend upon the experience and expertise of our executive management team. The competition for executives, as well as for skilled product development and technical personnel, in the pharmaceutical industry is intense and we may not be able to retain or recruit the personnel we need. If we are not able to attract and retain existing and additional highly qualified management, sales, clinical and technical personnel, we may not be able to successfully execute our business strategy.

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

We currently own or license 43 U.S. and foreign patents and 78 U.S. and foreign pending patent applications. Our existing patents, or any patents issued to us as a result of such applications, may not provide us a basis for commercially viable products, may not provide us with any competitive advantages, or may face third-party challenges or be the subject of further proceedings limiting their scope or enforceability. We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. In addition, costly litigation could be necessary to protect our patent position. We license patent rights from the Eastern Virginia Medical School for Caprogel and from Senju for Istalol, Xibrom and ecabet sodium. Some of these license agreements do not permit us to control the prosecution, maintenance, protection and defense of such patents. If the licensor chooses not to protect its own patent rights, we may not be able to take actions to secure our related product marketing rights. In addition, if such patent licenses are terminated before the expiration of the licensed patents, we may no longer be able to continue to manufacture and sell such products as may be covered by the patents.

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

If third-party reimbursement is not available at satisfactory levels or at all, our products may not be accepted in the market.

Our ability to earn sufficient returns on our products will depend in part on the extent to which reimbursement for our products and related treatments will be available from government health administration authorities, private health insurers, managed care organizations and other healthcare providers.

Both governmental and private third-party payers are increasingly attempting to limit both the coverage and the level of reimbursement of new drug products to contain costs. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third-party payers may not establish adequate levels of reimbursement for any of our approved products or products we develop or acquire in the future, which could limit their market acceptance and result in a material adverse effect on our financial condition. In November 2005, the Center for Medicare and Medicaid Services, or CMS, established two new national Healthcare Common Procedure Coding Systems, or HCPCS, J-Codes covering the injection of preservative free ovine hyaluronidase. Physicians have been able to use these new J-Codes since January 2006. HCPCS Codes are used by healthcare insurers to process reimbursement claims. We believe that these two new J-Codes will help facilitate third-party reimbursement for Vitrase. However, Vitrase sales in the future could be negatively impacted by reimbursement levels established by third-party payers.

Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

Our principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. For the year ended December 31, 2005, our three largest customers accounted for 17%, 38% and 25%, respectively, of our net revenues. The loss of any of our customers could materially adversely affect our business, results of operations and financial condition and our cash flows. In addition, none of our customers are party to any long-term supply agreements with us which would enable them to change suppliers freely should they wish to do so.

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

We have numerous competitors in the United States and abroad, including major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors may include, among others, Allergan, Alcon Laboratories, Inc., Amphastar Pharmaceuticals, Inc., Bausch & Lomb, Halozyme Therapeutics, Inc., Johnson & Johnson, Novartis AG, Pfizer, Inc., Eli Lilly and Company, PrimaPharm, Inc. and Inspire Pharmaceuticals, Inc. These competitors may develop technologies and products that are more effective or less costly than our current or future products or product candidates or that could render our technologies, products and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. Many of our competitors also have more resources committed to and expertise in effectively commercializing, marketing, and promoting products approved by the FDA, including communicating the effectiveness, safety and value of the products to actual and prospective customers and medical professionals. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare. In August 2005, the FDA approved Nevanac™ (nepafenac ophthalmic suspension) 0.1% for the treatment of pain and inflammation associated with cataract surgery. Nevanac, sold by Alcon, is marketed as an alternative to and competes against Xibrom.

In addition, competition from generic drugs is a major challenge in the United States to branded drug companies, like us, and may have a material adverse effect on our product revenues. In October 2004, the FDA granted Istalol a “BT” rating, which means that prescriptions for Istalol cannot be substituted legally at pharmacies with generic timolol maleate products. Nonetheless, we believe that certain pharmacies may have substituted, and may be continuing to substitute, Istalol prescriptions with generic timolol maleate solutions. We have completed an educational campaign to make our customers and pharmacies aware of Istalol’s BT rating and that Istalol cannot be substituted legally at pharmacies with generic timolol maleate products. In October 2004, the FDA informed us that Vitrase (hyaluronidase for injection; lyophilized, ovine) for use as a spreading agent to facilitate the dispersion and absorption of other drugs was entitled to five-year new chemical entity market exclusivity pursuant to the federal Food, Drug and Cosmetic Act. The FDA indicated that Vitrase’s new chemical entity exclusivity would bar submission to FDA of certain third party 505(b)(2) NDAs and Abbreviated New Drug Applications, or ANDAs, for drugs containing the same active moiety as Vitrase. The submission bar would be for five years from Vitrase’s approval date (i.e., May 5, 2004) or for four years in the case of patent challenges. The FDA also said that Vitrase’s new chemical entity exclusivity is not a prohibition on FDA’s review and approval of any 505(b)(2) NDA or ANDA that was submitted to the agency before Vitrase was granted five-year exclusivity. In October 2004, the FDA approved Amphadase (hyaluronidase injection, USP) 150 IU mL, a bovine-sourced hyaluronidase, for use as a spreading agent. Amphadase is sold by Amphastar Pharmaceuticals, Inc. and competes against Vitrase. The FDA has stated that Vitrase’s five year new chemical exclusivity did not bar approval of Amphadase since Amphadase did not contain the same active moiety has Vitrase. For the purposes of market exclusivity, the FDA presumes that a product does not contain a previously approved active moiety if the agency has insufficient information to determine whether, in fact, it contains one. Like Vitrase, FDA has also granted Amphadase five year new chemical exclusivity. The FDA has stated that the hyaluronidase in these products and other previously approved products is not fully characterized and therefore insufficient information exists to determine whether the active moiety in any of these products was previously approved. In October 2005, the FDA approved Hydase (hyaluronidase injection, USP) 150 UI mL, a bovine hyaluronidase, for use as a spreading agent. Hydase is manufactured by PrimaPharm, Inc. and is sold and competes against Vitrase. In December 2005, the FDA approved Hylenex recombinant (hyaluronidase human injection) for use as a spreading agent. Hylenex is manufactured by Halozyme Therapeutics and will be marketed and sold by Baxter Healthcare and would compete against Vitrase. Our ability to secure the benefit of the Vitrase market exclusivity depends on a variety of factors, some of which are beyond our control, including, among others, the timing, content and outcome of actions and decisions by the FDA and other regulatory authorities regarding third party products and the impact and scope of the Vitrase market exclusivity and its affect on third party products.

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

Since 2001 until the present, the daily closing price per share of our common stock has ranged from a high of $133.75 per share to a low of $2.60 per share, as adjusted for the 1-for-10 reverse stock split effected November 2002. Our stock price has been and may continue to be subject to significant volatility. Among others, the following factors may cause the market price of our common stock to fall:

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

The average daily trading volume in our common stock for the twelve-month period ended December 31, 2005 was approximately 151,768 shares and the average daily number of transactions was approximately 480 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Substantial future sales of our common stock in the public market may depress our stock price and make it difficult for you to recover the full value of your investment in our shares.

We have approximately 25.9 million shares of common stock outstanding, most of which are freely tradable. In addition, we also issued warrants exercisable for the purchase of up to an aggregate of 1,842,104 shares of our common stock for a purchase price of $3.80 per share (as of December 31, 2005, 300,163 warrants have been exercised). The market price of our common stock could drop due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock.

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

As of January 31, 2006, our directors and officers, as a group, control approximately 30% of our voting securities, a concentration of ownership that could delay or prevent a change in control. We are contractually obligated to include a representative of Investor Growth Capital as a nominee for election to our board of directors and Sprout has the right to designate two such nominees. Our principal stockholders, if acting together, would be able to influence and possibly control most matters submitted for approval by our stockholders, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. The payment of cash dividends by us is restricted by our credit facility, which contain restrictions prohibiting us from paying any cash dividends without the lender’s prior approval.

Item 1B:	Unresolved Staff Comments.

None.

Item 2:	Properties.

We currently lease facilities, which approximate 44,739 square feet of laboratory and office space, in Irvine, California. The term of our Irvine, California leaseholds expire October 31, 2009 and September 30, 2015, but may be renewed by us for an additional five year term. We believe that these three facilities are adequate for our immediate needs. Additional space may be required, however, as we expand our research and clinical development, manufacturing and selling and marketing activities. We do not foresee any significant difficulties in obtaining any required additional facilities close to our current facility.

Item 3:	Legal Proceedings.

We are involved in legal proceedings incidental to our business from time to time. We do not believe that pending actions, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

Item 4:	Submission of Matters to a Vote of Security Holders.

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on October 13, 2005.

Proposal No. 1: The stockholders elected three Class II directors to serve for a term of three years expiring upon the 2008 Annual Meeting of Stockholders or until his or her successor has been duly elected and qualified.

Nominee	Votes For	Votes Withheld
Vicente Anido, Jr.	22,855,950	467,607
Kathleen D. LaPorte	22,488,038	835,519
Richard C. Williams	22,856,150	467,407

The names and biographies of each continuing director, including those elected at the Annual Meeting of Stockholders on October 13, 2005, are set forth in Part III, Item 10 below.

Proposal No. 2: The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ended December 31, 2005 (with 23,317,649 votes for, 4,790 votes against, and 1,118 votes abstaining).

Proposal No. 3: The stockholders approved and adopted our Second Amendment and Restatement of the 2004 Performance Incentive Plan (with 15,774,239 votes for, 1,975,976 votes against, and 6,480 votes abstaining).

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed on the Nasdaq National Market under the symbol “ISTA.” The following table shows the high and low sale prices for our common stock as reported by the Nasdaq National Market during the calendar quarters indicated:

	High	Low
Year Ended December 31, 2004
First Quarter	$13.26	$8.61
Second Quarter	15.60	9.35
Third Quarter	12.86	8.40
Fourth Quarter	12.19	8.86
Year Ended December 31, 2005
First Quarter	$11.24	$8.60
Second Quarter	9.80	6.91
Third Quarter	10.47	5.91
Fourth Quarter	7.24	5.56
Year Ending December 31, 2006
First Quarter (through January 31, 2006)	$7.20	$6.28

Holders of Common Stock

As of January 31, 2006, there were approximately 249 stockholders of record of our common stock based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends by us is restricted by our credit facility, which contains restrictions prohibiting us from paying any cash dividends without the lender’s prior approval.

Equity Compensation Plans

The information specified by Item 201(d) of Regulation S-K of the Securities Act of 1933, as amended, regarding our equity compensation plans is set forth in Part III, Item 12 below.

Item 6:	Selected Financial Data.

The table below presents selected consolidated financial data of ISTA and our subsidiaries as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The following selected consolidated financial data has been derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements contained herein, and related notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, (in thousands, except per share data)
	2005	2004	2003	2002	2001
Consolidated Statement of Operations Data:
Revenues:
Product sales, net	$10,382	$1,619	$—	$—	$—
License revenue	278	278	278	278	—

Total revenue	10,660	1,897	278	278	—

Cost of products sold	3,542	1,427	—	—	—

Gross profit margin	7,118	470	278	278	—
Costs and expenses:
Research and development	16,611	15,583	17,250	14,751	15,770
Selling, general and administrative	30,599	25,841	8,635	8,224	7,538

Total costs and expenses	47,210	41,424	25,885	22,975	23,308

Loss from operations	(40,092)	(40,954)	(25,607)	(22,697)	(23,308)
Interest income	1,642	584	372	213	826
Interest expense	(30)	(54)	(10)	(473)	(25)

Net loss attributable to common stockholders	$(38,480)	$(40,424)	$(25,245)	$(22,957)	$(22,507)

Net loss per common share, basic and diluted(1)	$(1.51)	$(2.22)	$(1.83)	$(7.53)	$(14.43)

Shares used in computing net loss per share, basic and diluted(1)	25,490	18,190	13,803	3,049	1,559

(1)	In November 2002 we completed a 1-for-10 reverse stock split to the then outstanding common stock. All historical common shares and per share data have been adjusted for the reverse stock split.

	As of December 31, (in thousands)
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$38,626	$27,748	$48,463	$35,712	$15,602
Working capital	32,990	18,872	44,193	33,046	12,079
Total assets	45,339	30,373	50,182	37,135	16,956
Deferred revenue	3,994	4,166	4,444	4,722	5,000
Other long-term obligations	255	455	9	10	2
Accumulated deficit	(226,543)	(188,063)	(147,639)	(122,394)	(99,437)
Total stockholders’ equity	30,335	15,318	40,424	29,228	7,940

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Securities Litigation Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, set forth in detail in Item 1A of Part I, under the heading “Risk Factors.”

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes to those statements contained elsewhere in this Annual Report on Form 10-K.

Overview

We are a specialty pharmaceutical company focused on the commercialization and development of unique and uniquely improved products for serious conditions of the eye. We currently have three products available for sale in the United States: (i) Istalol for the treatment of glaucoma, (ii) Vitrase for use as a spreading agent, and (iii) Xibrom for the treatment of ocular inflammation and pain following cataract surgery. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $226.5 million through December 31, 2005.

Results of Operations

The following discussion of our results of operations generally reflects our transition from a development stage company to a commercial stage company with a primary focus on ophthalmology.

Years Ended December 31, 2005, 2004 and 2003

Revenue. Revenue was approximately $10.7 million in 2005, as compared to $1.9 million in 2004 and $278,000 in 2003. The increase in revenue in 2005 as compared to 2004 was primarily attributable to the launch of Vitrase and Xibrom in the first and second quarters of 2005, respectively. The increase in revenue in 2004 as compared to 2003 was primarily attributable to the launch of Istalol in the third quarter of 2004.

Of our total revenue for 2005, $10.4 million was derived from sales of our products, which included Xibrom’s initial stocking order. Net product sales for 2004 were $1.6 million, which was Istalol’s initial stocking order. There were no product sales during 2003.

In addition to product revenues in 2005 and 2004, we recorded license revenue of $278,000 in 2005, 2004 and 2003, which reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

Cost of products sold. Cost of products sold was $3.5 million in 2005 as compared to $1.4 million in 2004. There were no product sales during 2003. Cost of products sold for 2005 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves for short dating of certain Istalol lots and other costs of products sold. The increase in cost of products sold in 2005 from 2004 was primarily the result of increased net product sales after the launch of our new products in 2005. Product gross margin for the twelve month period ended December 31, 2005 was $6.8 million, or 66% of net product sales, as compared to $192,000, or 12% of net product sales, for the twelve month period ended December 31, 2004 which included net product sales only from the launch of our first commercial product, Istalol, in the third quarter of 2004. The percentage increase in product gross margin for the twelve month period ended December 31, 2005 as compared to the prior 2004 period is primarily due to changes in our product mix resulting from launching two new products in 2005.

Research and development expenses. Research and development expenses were $16.6 million in 2005, $15.6 million in 2004 and $17.3 million in 2003. Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial scale manufacturing capabilities for Vitrase, Istalol and Xibrom. Research and development expenses for 2005 included $1.3 million in milestone payments under various licensing agreements.

We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs and medical affairs costs. In 2005, approximately 34% of our research and development expenditures were for clinical development costs, 22% was spent on regulatory costs, 10% was spent on pharmaceutical development costs, 18% was spent on manufacturing development costs and approximately 16% was spent on medical affairs costs.

Changes in our research and development expenses are primarily due to the following:

•	Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for 2005 increased by $800,000 from 2004. The increase in clinical costs in 2005 was primarily due to the commencement and completion of enrollment during the second half of 2005 of the tobra/pred product Phase III clinical study and the ecabet sodium Phase IIb clinical study.

•	Regulatory Costs — Regulatory costs for 2005 increased by $200,000 from 2004. The increase is primarily attributable to the EMEA filing fees for Vitragan in Europe.

•	Pharmaceutical Development Costs — Research costs for 2005 decreased by $200,000 from 2004. The decrease is primarily due to the loss recorded on the transfer of assets to our raw material third party manufacturer during 2004.

•	Manufacturing Development Costs — Contract manufacturing costs for 2005 increased by $400,000 from 2004. The increase is primarily attributable to the scale up of activities associated with the increase in the number of commercial products during 2005 as compared to 2004 and the continued improvement of our product pipeline.

•	Medical Affairs Costs — Medical Affairs costs for 2005 increased by $2.1 million from 2004. The increase is due to the scale up of the department, increasing the headcount of the department and the related activities of the department. Medical Affairs department was created during 2004 to provide additional expertise to the Company. The costs in 2004 primarily relate to personnel costs.

Our research and development activities reflect our efforts to advance our product candidates through the various stages of product development. The expenditures that will be necessary to execute our development plans are subject to numerous uncertainties, which may affect our research and development expenditures and capital resources. For instance, the duration and the cost of clinical trials may vary significantly depending on a variety of factors including a trial’s protocol, the number of patients in the trial, the duration of patient follow-up, the number of clinical sites in the trial, and the length of time required enrolling suitable patient subjects. Even if earlier results are positive, we may obtain different results in later stages of development, including failure to show the desired safety or efficacy, which could impact our development expenditures for a particular product candidate. Although we spend a considerable amount of time planning our development activities, we may be required to alter from our plan based on new circumstances or events or our assessment from time to time of a product candidate’s market potential, other product opportunities and our corporate priorities. Any deviation from our plan may require us to incur additional expenditures or accelerate or delay the timing of our development spending. Furthermore, as we obtain results from trials and review the path toward regulatory approval, we may elect to discontinue development of certain product candidates in certain indications, in order to focus our resources on more promising candidates or indications.

Depending upon the progress of our clinical and pre-clinical programs we expect our research and development expenses in 2006 to be approximately 10 - 15% higher than the same prior year period.

Selling, general and administrative expenses. Selling, general and administrative expenses were $30.6 million in 2005, $25.8 million in 2004 and $8.6 million in 2003. The $4.8 million increase in selling, general and administrative expenses in 2005 as compared to 2004 is primarily attributable to an increase of $13.9 million in sales and marketing expenses associated with the commercial launch of our approved products (including an increase in sales personnel from 28 to 72 representatives as of December 31, 2005) offset by a decrease of $9.1 million in general corporate expenses. The decrease of $9.1 million in general corporate expenses is the result of a $900,000 increase in general corporate expense in 2005 principally related to facility and personnel costs, offset by a one-time payment during the third quarter of 2004 of $10.0 million which was recorded upon entering an agreement with Allergan pursuant to which we reacquired all rights to market and sell Vitrase for all uses in the United States and other specified markets.

The $17.2 million increase in selling, general and administrative expenses in 2004 as compared to 2003 was primarily attributable to (i) increases in selling and marketing expenses of $6.0 million to support the commercial launch of our approved products; (ii) increases in general and administrative expenses of $1.2 million due to increased administrative costs related to expanding our commercial operations and other general corporate expenses principally related to accounting and auditing fees associated with the Sarbanes Oxley Act of 2002; and (iii) one-time payment of $10.0 million to Allergan, Inc. in connection with our reacquisition of all rights to market and sell Vitrase for all uses in the United States and other specified markets.

We expect our selling, general and administrative expenses in 2006 to be approximately 10 - 15% higher than the same prior year period.

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

Compensation for stock options granted to non-employees has been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, Emerging Issues Task Force (“EITF”) Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”, and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, as the fair value of the equity instrument issued and is periodically re-measured as the underlying options vest. Stock option compensation for non-employees is recorded as the related services are rendered and the value of compensation is periodically re-measured as the underlying options vest.

For the year ended December 31, 2005, we granted stock options to employees to purchase 959,000 shares of common stock at a weighted average exercise price of $9.08 per share, equal to the fair market value of our common stock at the time of grant. In previous years, we granted stock options to employees with a grant price less than the fair market value at the date of grant.

In connection with the grant of stock options to employees and directors, we recorded deferred compensation of approximately $53,000, $54,000 and $110,000 during the years ended December 31, 2005, 2004 and 2003, respectively, and recorded amortization of $196,000, $434,000 and $956,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

Interest income. Interest income was $1.6 million in 2005, $584,000 in 2004 and $372,000 in 2003. The increase in interest income in 2005 was primarily attributable to higher cash balances as a result of our receipt of $53.0 million of net proceeds from our January 2005 financing and other stock issuances and higher rates of return as compared to 2004. The increase in interest income in 2004 is attributable to higher average cash balances on hand as compared to 2003, primarily as a result of our receipt of $35.7 million of net proceeds in connection with our November 2003 equity financing and $14.5 million of net proceeds in connection with our August 2004 equity financings.

Interest expense. Interest expense was approximately $30,000 in 2005, $54,000 in 2004 and $10,000 in 2003. Interest expense incurred during 2005 was primarily attributable to the interest accrued on the $3.5 million liability due (and fully paid during the first quarter of 2005) to Allergan as a result of our reacquisition of all rights to market and sell Vitrase in the United States and other specified markets. Interest expense incurred during 2004 was also primarily attributable to the interest accrued on the $3.5 million liability due to Allergan, which was entered into during the fourth quarter of 2004. The interest expense incurred during 2003 was primarily attributable to the interest paid on the financing of our directors’ and officers’ insurance premiums.

Income taxes. We incurred net operating losses in 2005, 2004 and 2003 and consequently did not pay any federal, state or foreign income taxes. At December 31, 2005, we had federal and California net operating loss carryforwards of approximately $172.4 million and $132.5 million, respectively, which we have fully reserved due to the uncertainty of realization. Our federal tax loss carryforwards will begin to expire in 2008, unless previously utilized. Our California tax loss carryforwards will begin to expire in 2006, unless previously utilized. We also have federal and California research tax credit carryforwards of approximately $5.1 million and $2.8 million, respectively. The federal research tax credits will begin to expire in 2010, unless previously utilized. Our California research tax credit carryforwards do not expire and will carryforward indefinitely until utilized. In addition, we have California manufacturer’s investment credit of approximately $34,000 that will begin to expire in 2008, unless previously utilized.

During 2002, a change in ownership, as described in the Internal Revenue Code Section 382, did occur and will limit our ability to utilize the net operating losses and tax credit carryforwards in the future.

Investments. We review investments in corporate bonds and government agency securities for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Investments in an unrealized loss position for greater than a year were comprised of corporate bonds and U.S. government agency securities. The unrealized losses were due to fluctuations in interest rates. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable and outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with our investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. We have reviewed those securities with unrealized losses as of December 31, 2005 and 2004 and have concluded that no other-than-temporary impairment existed as of December 31, 2005 and 2004.

Liquidity and Capital Resources

As of December 31, 2005, we had approximately $38.6 million in cash, cash equivalents and short-term investments and working capital of $33.0 million. Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2000, we have received gross proceeds of approximately $201.3 million from sales of our common stock and the issuance of promissory notes. In addition, we received $5.0 million from a licensing arrangement entered into in 2001.

In December 2005, we entered into a revolving credit facility, whereby we may borrow up to $10.0 million. As of December 31, 2005, we had $8.5 million available for borrowing under the credit facility. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate or, at our option, LIBOR plus 2.5%, which is payable on a monthly basis. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and maximum losses during any calendar quarter and is collateralized by all of our assets with the exception of our intellectual property. As of December 31, 2005, we were in compliance with all of the covenants under the credit facility. All amounts owing under the credit facility will become due and payable on January 31, 2007.

During 2005, we used $43.1 million of cash for operations primarily as a result of the net loss of $38.5 million and a change in working capital of $5.2 million, which primarily includes a $3.5 million payment (including interest) incurred as a result our reacquisition of all rights to market and sell Vitrase in the United States and other specified markets from Allergan, and a combined increase in accounts receivable, net, and inventory, net, of $3.0 million. During 2004, we used $34.5 million of cash for operations principally as a result of the net loss of $40.4 million partially offset by non-cash compensation expense of $698,000, the transfer of equipment for technology of $214,000 and the change in other liabilities of $4.2 million, relative to the $10.0 million liability incurred in connection with our reacquisition of all rights to market and sell Vitrase for all uses in the United States and other specified markets ($6.5 million was paid prior to December 31, 2004). During 2003, we used $22.6 million of cash for operations principally as a result of the net loss of $25.2 million partially offset by non-cash compensation expense of $956,000.

Net cash used in investing activities totaled $14.8 million during 2005 compared to $12.3 million of cash provided by investing activities during 2004. During 2003, $28.1 million of cash was used in investing activities. Cash used in investing activities for 2005 is primarily attributable to the purchase of our short-term investment securities. Cash provided for investing activities in 2004 is primarily attributable to the sale of an aggregate of 1,820,000 shares of common stock in two registered direct offerings in August 2004 at an aggregate purchase price of $15.5 million (before offering expenses and fees), which was subsequently invested in short-term investments. Cash used for investing activities in 2003 is primarily attributable to the follow-on public offering of 4,000,000 shares of common stock in November 2003 at an aggregate purchase price of $38.0 million (before offering expenses, fees and discounts), which was subsequently invested in short-term investments.

Net cash provided by financing activities totaled $54.9 million during 2005 compared to $14.7 million in 2004 and $35.5 million in 2003. The net cash provided by financing activities in 2005 is primarily the result of the sale of an aggregate of 6,325,000 shares of common stock under our universal shelf registration statement in an underwritten public offering for an aggregate purchase price of $56.2 million, before offering expenses and underwriting discounts. The net cash provided by financing activities in 2004 is primarily attributable to $14.3 million net cash from the sale of an aggregate of 1,820,000 shares of common stock in two registered direct offerings in August 2004 at an aggregate purchase price of $15.5 million. The net cash provided by financing activities in 2003 is primarily attributable to $35.2 million net proceeds from the public sale of 4,000,000 shares of common stock in November 2003.

We believe that our existing cash balances, together with amounts available for borrowing under our credit facility, will be sufficient to fund our operations at least through the end of 2006. However, our actual future capital requirements will depend on many factors, including the following:

•	the success of the commercialization of our products;

•	sales and marketing activities, and expansion of our commercial infrastructure, related to our approved products and product candidates;

•	the results of our clinical trials and requirements to conduct additional clinical trials;

•	the rate of progress of our research and development programs;

•	the time and expense necessary to obtain regulatory approvals;

•	activities and payments in connection with potential acquisitions of companies, products or technology;

•	competitive, technological, market and other developments;

•	our ability to establish and maintain collaborative relationships; and

•	opportunities for the acquisition of late-stage or currently marketed complementary product candidates.

These factors may cause us to seek to raise additional funds through additional sales of our debt or equity securities. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$2,661	$809	$1,428	$424	$—
Obligation Under Capital Leases	58	13	26	19	—
Long-term Liability Obligations	366	366	—	—	—

Total:	$3,085	$1,188	$1,454	$443	$—

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Annual Report on Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in the notes to the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. Included within these policies are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition.

We believe that the critical accounting policies that most impact the consolidated financial statements are as described below.

Revenue Recognition

Product Revenue. We recognize revenue from product sales, in accordance with Statement of Financial Accounting Standard No. 48 “Revenue Recognition When Right of Return Exists”, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. If actual future payments for allowances for discounts, returns, rebates and chargebacks exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted. In general, we are obligated to accept from our customers the return of pharmaceuticals that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established reserves for such amounts at the time of sale. With the launch of each of our products, we recorded a sales return allowance, which was larger for stocking orders than subsequent re-orders. To date, actual product returns have not exceeded our estimated allowances for returns. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns exceed our estimated allowances for returns.

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

New Accounting Pronouncement

In December 2004, the FASB issued Statement No. 123R (Revised 2004), “Share-Based Payment”. The revisions to SFAS No. 123 require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25. For public entities, the provisions of the statement are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. We will adopt the provisions of the new statement in the first fiscal quarter of 2006. Although we will continue to evaluate the application of SFAS No. 123R, we expect the adoption to have a material impact on our results of operations in amounts not yet determinable.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2005 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of December 31, 2005, we have not used derivative instruments or engaged in hedging activities.

All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the lender’s prime rate or, at our option, LIBOR plus 2.5%, which is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of December 31, 2005, we had $1.5 million outstanding under our credit facility. We estimate that a 10% change in interest rates on our credit facility would not have had a material effect on our net loss for 2005.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of ISTA Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that ISTA Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ISTA Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that ISTA Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ISTA Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ISTA Pharmaceuticals, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 1, 2006

Item 9B:	Other Information.

None.

PART III

Item 10:	Directors and Executive Officers of the Registrant.

Directors

Pursuant to our Amended and Restated Certificate of Incorporation and Bylaws, our Board of Directors currently consists of eight persons and one vacancy. Our Board of Directors is divided into three classes serving staggered terms of three years. The Class I directors, Peter Barton Hutt and Benjamin F. McGraw III, Pharm.D., are scheduled to serve until the annual meeting of stockholders in 2007. The Class II directors, Vicente Anido, Jr., Ph.D., Kathleen D. LaPorte, and Richard C. Williams, are scheduled to serve until the annual meeting of stockholders in 2008. The Class III directors, Rolf Classon, Dean J. Mitchell, and Wayne I. Roe, are scheduled to serve until the annual meeting of stockholders in 2006.

The following table sets forth the names, ages as of January 31, 2006, principal occupations and year of appointment of our directors:

Name	Age	Principal Occupation	Director Since
Class I Directors
Peter Barton Hutt	71	Partner, Covington & Burling	2002
Benjamin F. McGraw III, Pharm.D.	56	Chairman, President and Chief Executive Officer, Valentis, Inc.	2000	*

Class II Directors
Vicente Anido, Jr., Ph.D.	53	President and Chief Executive Officer	2001
Kathleen D. LaPorte	44	Managing Director, New Leaf Venture Partners, L.L.C.	2002
Richard C. Williams	62	President, Conner-Thoele Limited	2002

Class III Directors
Dean J. Mitchell	50	President and Chief Executive Officer, Guilford Pharmaceuticals, Inc.	2004
Rolf Classon	60	Interim President and Chief Executive Officer, Hillenbrand Industries, Inc.	2004
Wayne I. Roe	55	Retired	1998	*

*	Dr. McGraw and Mr. Roe resigned as directors on November 19, 2002 in connection with the closing of a private placement financing and were reappointed as directors in December 2002.

Class I Directors

Peter Barton Hutt has served on our Board of Directors since November 2002. Mr. Hutt is a senior counsel specializing in food and drug law in the Washington, D.C. law firm of Covington & Burling. From time to time, Covington & Burling provides legal services to us. Mr. Hutt joined Covington & Burling in 1960 and was named partner in 1968, leaving from 1971 to 1975 to serve as Chief Counsel for the Food and Drug Administration and returning to Covington & Burling in September 1975. Mr. Hutt is the co-author of the casebook used to teach Food and Drug Law throughout the country and teaches a full course on the subject annually at Harvard Law School. Mr. Hutt is a member of the Board of Directors of Introgen Therapeutics, Inc., CV Therapeutics, Inc., Momenta Pharmaceuticals, Inc., Favrille, Inc. and Xoma Ltd. Mr. Hutt received a B.A. from Yale University and a LL.B. from Harvard University. In addition, Mr. Hutt received a Master of Laws degree in Food and Drug Law from New York University Law School.

Benjamin F. McGraw, III, Pharm.D. has served on our Board of Directors since April 2000, except for the period from November 2002 to December 2002. Dr. McGraw has been President and Chief Executive Officer since 1994, and Chairman of the Board since 1996, of Valentis, Inc., a biotechnology company. Prior to this, Dr. McGraw was Corporate Vice President for Corporate Development of Allergan. Before that, he was an equity analyst and a fund manager at Carerra Capital Management. Prior to this, he was Vice-President, Development for Marion Laboratories and Marion, Merrell Dow. Dr. McGraw received B.S. and Doctor of Pharmacy degrees from the University of Tennessee Center for the Health Sciences where he also completed a clinical practice residency.

Class II Directors

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

Kathleen D. LaPorte has served on our Board of Directors since November 2002. Ms. LaPorte is a Managing Director of New Leaf Venture Partners, LLC located in Menlo Park, California. Previously, Ms. LaPorte was a General Partner in the Healthcare Technology Group of the Sprout Group located in Menlo Park, California, which she joined in 1993 and became a General Partner in 1994. Between 1987 and 1993, Ms. LaPorte was a principal at Asset Management Company, a venture capital firm focused on early-stage investments. Previously, Ms. LaPorte was a financial analyst with The First Boston Corporation. Ms. LaPorte is a member of the Board of Directors of Adeza Biomedical Corporation and VNUS Medical Technologies, Inc. Ms. LaPorte received a B.S. from Yale University and a M.B.A. from Stanford University Graduate School of Business. Sprout Group has a contractual right to designate two representatives to be nominated to our Board of Directors. Ms. LaPorte is the designated representative of Sprout Group.

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

Class III Directors

Dean J. Mitchell was appointed to our Board of Directors in July 2004. Mr. Mitchell previously assumed the roles of President and Chief Executive Officer at Guilford Pharmaceuticals, Inc. and following the merger with MGI Pharma Inc., has joined the Board of Directors of Guilford. Prior to joining Guilford, Mr. Mitchell had been the Vice President, Strategy at Bristol-Myers Squibb (BMS) from February 2004 to November 2004. From March 2002 to January 2004, he was the President, U.S. Primary Care, Worldwide Medicines Pharmaceuticals Group, a division of BMS. From September 2001 to February 2002, he was the President, International, Worldwide Medicines Pharmaceuticals Group, a division of BMS. From September 1999 to August 2001, he was the Senior Vice President, Clinical Development and Product Strategy of GlaxoSmithKline plc. From June 1995 to September 1999, he was the Vice President and General Manager, Specialty Divisions, Strategic Planning and Business Development of GlaxoSmithKline. Mr. Mitchell is on the Board of the National Pharmaceutical Council and serves as its Vice Chairman. He received his MBA degree from City University Business School (London, UK) and his B.Sc. degree in Biology from Coventry University, UK.

Rolf Classon was appointed to our Board of Directors in July 2004. In May 2005, Mr. Classon assumed the roles of interim President and Chief Executive Officer of Hillenbrand Industries. From October 2002 to July 2004, Mr. Classon was the President of Bayer HealthCare LLC, a subsidiary of Bayer AG. From October 2002 to July 2004, Mr. Classon served as the Chief Executive Officer of Bayer HealthCare LLC. From December 1995 to October 2002, Mr. Classon served as President of Bayer Diagnostics. From September 1991 to December 1995, Mr. Classon was an Executive Vice President in charge of Bayer Diagnostics’ Worldwide Marketing, Sales and Service operations. From May 1990 to September 1991, Mr. Classon was the President and Chief Operating Officer of Pharmacia Biosystems A.B. Prior to 1991, Mr. Classon served as President of Pharmacia Development Company Inc. and Pharmacia A.B.’s Hospital Products Division. Mr. Classon is a member of the Board of Directors of Enzon Pharmaceuticals, Inc., Hillenbrand Industries and Auxilium Pharmaceuticals. He received his Chemical Engineering Certificate from the Gothenburg School of Engineering, and he has a Business Degree from the University of Gothenburg.

Wayne I. Roe has served on our Board of Directors since June 1998, except for the period from November 2002 to December 2002. Mr. Roe was Senior Vice President for United Therapeutics, Inc., a biotechnology company, from November 1999 to November 2000. From November 1988 to March 1999, Mr. Roe founded and served in various management positions at Covance Health Economics and Outcome Services, a consulting firm for life sciences companies, last serving as Chairman of the Board of Directors. Mr. Roe is also currently a director of Aradigm Corporation, a developer of drug delivery systems, and is also currently a director of Favrille Inc., a biopharmaceutical company focused on the treatment of cancer and other diseases of the immune system. Mr. Roe received a M.A. in Political Economy from the State University of New York and an M.A. in Economics from the University of Maryland.

Other Executive Officers

Marvin J. Garrett (55) has served as our Vice President, Regulatory Affairs, Quality & Compliance since June 1999. From May 1994 to June 1999, Mr. Garrett was Vice President, Regulatory Affairs and Clinical Research for Xoma, Ltd., a biotechnology company. From 1990 to 1994, he was President and General Manager of Coopervision Pharmaceutical, a division of the Cooper Companies, Inc. Mr. Garrett received a B.S. in Microbiology from California State University, Long Beach.

Lisa R. Grillone, Ph.D. (56) has served as our Vice President, Clinical Research and Medical Affairs since August 2000. From 1990 to July 2000, Dr. Grillone served in various drug development positions with ISIS Pharmaceuticals, Inc., a biotechnology company, last serving as Executive Director, Intellectual Property Licensing. Dr. Grillone received a Ph.D. in Cell Biology and Anatomy from New York University.

Kathleen McGinley (56) has served as our Vice President, Human Resources and Corporate Services, since November 2003. From January 2003 to November 2003, Ms. McGinley served as a consultant to ISTA. From May 2000 to January 2003, Ms. McGinley served as Director and Vice President, Human Resources for Littlefeet, Inc. From December 1999 to May 2000 she served as Director of Human Resources for Combi-Chem/Dupont Pharmaceuticals in San Diego, CA. Ms. McGinley received a M.S. from the University of Tennessee, Knoxville.

Kirk McMullin (52) has served as Vice President, Operations since August 2002. From 1995 to 2002, Mr. McMullin was Vice President, Worldwide Manufacturing Support for Allergan. Mr. McMullin received a B.A. from Humboldt State University.

Thomas A. Mitro (48) has served as our Vice President, Sales & Marketing since July 2002. From 1980 to 2002, Mr. Mitro held several positions at Allergan, including Vice President, Skin Care, Vice President, Business Development and Vice President, e-Business. Mr. Mitro received a B.S. degree from Miami University.

Lauren P. Silvernail (47) has served as our Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development, since March 2003. From 1995 to March 2003, Mrs. Silvernail served in various operating and corporate development positions for Allergan, most recently serving as Vice President, Business Development. From 1989 to 1994, she was a general partner at Glenwood Ventures and served as a director and operating manager for several portfolio companies. Mrs. Silvernail received a M.B.A. from the University of California, Los Angeles.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee of the Board of Directors are Richard C. Williams (Chairman), Benjamin F. McGraw, III, Pharm.D. and Wayne I. Roe, all of whom meet the definition of “independent” set forth in the NASDAQ corporate governance listing standards. The Board of Directors has also designated Mr. Williams and Dr. McGraw as our “audit committee financial experts,” as defined by the rules of the SEC. The Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors.

Code of Ethics and Conduct

We have adopted a Code of Ethics and Conduct that is applicable to all of our directors, officers and employees and have posted this Code of Ethics and Conduct on our website at www.istavision.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and beneficial owners of more than 10% of our Common Stock to file reports of ownership and reports of changes in the ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms submitted to us during the year ended December 31, 2005, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Item 11:	Executive Compensation

The following table sets forth information for the years ended December 31, 2003, 2004 and 2005 regarding the compensation of our Chief Executive Officer and each of our four other most highly compensated executive officers whose total annual salary and bonus for such fiscal years were in excess of $100,000 (collectively, the “Named Executive Officers”).

	Annual Compensation				Long-Term Compensation Awards Securities Underlying Options	All Other Compensation ($)*
Name and Principal Position	Year	Salary ($)		Bonus ($)
Vicente Anido, Jr., Ph.D President and Chief Executive Officer	2005 2004 2003	409,019 392,533 381,100		184,490 114,330 138,750	95,601 88,000 —	3,539 3,000 5,000
Marvin J. Garrett Vice President, Regulatory Affairs, Quality and Compliance	2005 2004 2003	265,000 255,543 252,871		75,000 43,500 60,000	20,000 21,000 —	5,000 4,475 5,000
Lisa R. Grillone, Ph.D. Vice President, Clinical Research and Medical Affairs	2005 2004 2003	262,000 254,800 245,000		70,000 43,500 58,000	17,000 25,000 —	4,726 3,545 5,000
Thomas A. Mitro Vice President, Sales and Marketing	2005 2004 2003	255,000 246,891 239,700		80,000 48,000 60,000	18,000 25,000 —	5,000 4,000 5,000
Lauren P. Silvernail Chief Financial Officer and Vice President, Corporate Development	2005 2004 2003	230,000 215,672 157,692	(1)	75,000 43,050 —	20,000 28,000 165,000	5,000 4,500 5,000

*	Life insurance or medical benefits.

(1)	Ms. Silvernail joined ISTA in May 2003. Her annualized salary for 2003 was $205,000.

Option Grants

Option Grants During Last Fiscal Year. The following table sets forth each grant of stock options made during the fiscal year ended December 31, 2005 to each of the Named Executive Officers:

Option Grants in Fiscal 2005

	Individual Grants
	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price ($/Sh)	Expiration Date	Potential Realizable at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(3)
Name					5%	10%
Vicente Anido, Jr., Ph.D	95,601	10.0%	$10.27	02/17/15	$617,463	$1,564,772
Marvin J. Garrett	20,000	2.1%	$10.27	02/17/15	$129,175	$327,355
Lisa R. Grillone, Ph.D	17,000	1.8%	$10.27	02/17/15	$109,799	$278,252
Thomas A. Mitro	18,000	1.9%	$10.27	02/17/15	$116,257	$294,619
Lauren P. Silvernail	20,000	2.1%	$10.27	02/17/15	$129,175	$327,355

(1)	These options vest in equal monthly installments over four years from the date of grant.

(2)	Options to purchase an aggregate of 958,651 shares of common stock were granted to employees, including the Named Executive Officers, during the fiscal year ended December 31, 2005.

(3)	In accordance with rules and regulations of the Securities and Exchange Commission, these columns show gains that could accrue for the respective options, assuming that the market price of our common stock appreciates from the date of grant over a period of 10 years at an annualized rate of 5% and 10%, respectively. The potential realizable value at 5% and 10% annual rates of stock price appreciation for each person is based on the market price of the underlying shares of Common Stock on the date each option was granted. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

2006 Cash Bonus Plan

In February 2006, our Board of Directors, upon recommendation of the Board’s Compensation Committee (“Compensation Committee”), adopted a cash bonus plan (“Bonus Plan”) pursuant to which our participating executive officers and employees will be eligible to earn cash bonus compensation based on 2006 company and individual performance. The terms of the Bonus Plan are not contained in a formal written document.

A summary of the material terms of the Bonus Plan are as follows:

•	Under the Bonus Plan, participating employees may be eligible to receive all or a portion of a target bonus expressed as a percentage of their respective base salaries. The target bonus of our Chief Executive Officer is 50% of his base salary and the other participating executive officers’ target bonuses are between 30% and 35% of their respective annual base salaries.

•	Upon recommendation of the Compensation Committee, the Board of Directors, at its discretion, will approve the amount of the total funding of the Bonus Plan based on 2006 company performance which will take into account our accomplishment of the following goals: achieving certain 2006 financial targets approved by the Board, advancing the development and commercialization of certain of our product candidates as determined by the Board, and acquiring, licensing or developing a new product candidate for our pipeline. Achievement of each goal is given a certain percentage weight toward funding of the Bonus Plan with the potential of decreased funding for underachievement and increased funding for overachievement of our 2006 financial goal.

•	The Compensation Committee will evaluate the Chief Executive Officer’s individual performance for 2006 and will submit to the Board the Compensation Committee’s recommendation regarding the amount of the cash bonus payable to the Chief Executive Officer under the Bonus Plan. The Compensation Committee’s recommendation will be based upon 2006 company performance and such other relevant factors considered in the discretion of the Compensation Committee. The Board shall have the final authority to approve the Compensation Committee’s recommendation regarding the amount of the cash bonus payable to the Chief Executive Officer under the Bonus Plan.

•

The Chief Executive Officer will evaluate each participating executive officer’s 2006 performance and will submit to the Compensation Committee his recommendations regarding the amount of the cash bonus payable to each such executive officer. The Chief Executive Officer’s recommendations will be based upon the Chief Executive Officer’s assessment of each executive officer’s individual performance for

2006 and other relevant factors considered in the discretion of the Chief Executive Officer. The Compensation Committee shall have the final authority to approve the Chief Executive Officer’s recommendations regarding the amount of the cash bonus payable to each executive officer under the Bonus Plan.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values. The following table sets forth the information with respect to stock option exercises during the year ended December 31, 2005, by the Named Executive Officers, and the number and value of securities underlying unexercised options held by the Named Executive Officers at December 31, 2005.

Aggregate Option Exercises in Fiscal 2005 and Year-End Option Values

	Shares Acquired Upon Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At December 31, 2005 (#)		Value of Unexercised In-the-Money Options at December 31, 2005 (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Vicente Anido, Jr., Ph.D.	—	—	446,249	148,751	$1,280,735	$426,915
Marvin J. Garrett	—	—	138,000	0	$396,060	$0
Lisa R. Grillone, Ph.D.	—	—	140,000	0	$401,800	$0
Thomas A. Mitro	—	—	122,999	41,001	$353,007	$117,673
Lauren P. Silvernail	—	—	113,437	51,563	$108,900	$49,500

(1)	Closing price of our Common Stock at fiscal year-end minus the exercise price. The fair market value of our Common Stock at the close of business on December 31, 2005 was $6.36.

Compensation of Directors

Our non-employee directors receive an annual retainer of $20,000 and $1,500 in cash compensation from us for their service as members of the Board of Directors for each Board meeting attended, $1,000 for each committee meeting attended and $1,000 for telephonic attendance at any Board or committee meeting. In addition, the Chairperson of the Board and the Chairperson of the Audit each received an additional $10,000 annual retainer. The Chairperson of each of the Compensation and Nominating and Governance Committees each receive an additional $5,000 annual retainer. All non-employee directors are reimbursed for travel and miscellaneous expenses in connection with attendance at Board and committee meetings.

Under our 2004 Performance Incentive Plan, our Board of Directors, upon the recommendation of our Board’s Compensation Committee, has approved that each non-employee director is granted options to purchase 20,000 shares of our common stock upon their initial election or appointment to the Board and subsequent annual grants of options to purchase 16,000 shares of our common stock. The shares subject to the initial option grants vest in three equal annual installments while the shares subject to the subsequent annual grants will be fully vested upon the first anniversary of the date of grant. During the fiscal year ending December 31, 2005, we granted our non-employee directors options to purchase an aggregate of 128,000 shares of common stock each at an exercise price of $5.82 per share under our 2004 Performance Incentive Plan.

Employment and Change in Control Agreements

We have entered into an employment agreement with Dr. Anido. Dr. Anido’s employment agreement sets forth his compensation arrangements, including his initial annual base salary and initial option grant. Dr. Anido is also entitled to a performance bonus of up to 50% of his salary. In the event of termination of employment other than voluntarily or for cause, Dr. Anido will receive nine months of base salary as severance; provided that, in the event such termination occurs after a “change of control” of ISTA, Dr. Anido will receive twenty-four months of base salary as severance and his initial option grant to purchase our common stock will become fully vested and exercisable.

We have entered into an employment agreement with Mrs. Silvernail. Mrs. Silvernail’s employment agreement sets forth her compensation arrangements, including her initial annual base salary and initial option grant. Mrs. Silvernail is also entitled to a performance bonus of up to 35% of her salary. In the event of termination of employment other than voluntarily or for cause, Mrs. Silvernail will receive six months of base salary as severance; provided that, in the event such termination occurs after a “change of control” of ISTA, Mrs. Silvernail will receive the benefits discussed in the paragraph below.

We have entered into change of control severance agreements with the following Named Executive Officers: Mr. Garrett, Dr. Grillone, Mr. Mitro and Mrs. Silvernail. Each of these agreements provides that if the executive’s employment is terminated as a result of an “involuntary termination” within 24 months after a “change of control,” the executive will be entitled to nine months of base salary and healthcare related benefits and a pro rata portion of his or her performance bonus based upon the number of months that such employee was employed during the year of termination. In addition, all options to purchase our Common Stock held by the executive at the time of such termination shall vest in full; provided that in the case of Mrs. Silvernail, such options shall vest in full upon a “change in control” regardless of whether she is terminated.

Compensation Committee Interlocks and Insider Participation

During 2005, no member of the Compensation Committee was an officer or employee of ISTA. During 2005, no member of the Compensation Committee or executive officer of ISTA served as a member of the Board of Directors or Compensation Committee of any entity that has an executive officer serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report on Executive Compensation

Notwithstanding anything to the contrary in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Annual Report on Form 10-K or future filings with the Securities and Exchange Commission, in whole or in part, the foregoing Compensation Committee Report shall not be “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any such filing.

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

Compensation Program. The Compensation Committee is responsible for reviewing and recommending to the Board of Directors the compensation and benefits of our Chief Executive Officer and for approving the compensation and benefits of our other executive officers. In addition, the Compensation Committee sets our executive compensation guidelines and reviews, approves and evaluates our executive compensation plans, policies and programs. The Compensation Committee is also responsible for the administration of our 2004 Performance Incentive Plan, which provides for the grant of stock options, restricted stock awards and performance shares to qualified employees, officers, directors, consultants and other service providers. There are two major components to our executive compensation: base salary and potential cash bonus, as well as potential long-term compensation in the form of equity awards, which may include stock options and shares of restricted stock. The Compensation Committee considers the total current and potential long-term compensation of each executive officer in recommending and approving each element of compensation.

1. Base Salary. In recommending compensation levels for our Chief Executive Officer or setting compensation levels for our other executive officers, the Compensation Committee reviews competitive information relating to compensation levels for comparable positions at pharmaceutical and other life sciences companies. In addition, the Compensation Committee may, from time to time, hire compensation and benefit consultants to assist in developing and reviewing overall salary strategies. Individual executive officer base and potential bonus compensation may vary based on time in position, assessment of individual performance, salary relative to internal and external equity and critical nature of the position relative to our success.

2. Long-Term Incentives. Our 2004 Performance Incentive Plan provides for the grant of stock options, restricted stock awards and performance shares to qualified employees, and officers. Equity awards, which may include stock options and restricted stock grants, are provided to our executive officers and other employees both as a reward for past individual and corporate performance and as an incentive for future performance. The Compensation Committee believes that stock-based performance compensation arrangements are essential in aligning the interests of management and the stockholders in enhancing the value of our equity.

2005 Compensation for the Chief Executive Officer. In recommending Dr. Anido’s salary for 2005 for Board approval, the Compensation Committee considered competitive compensation data for chief executive officers and presidents of similar companies within the life sciences industry, taking into account Dr. Anido’s experience and knowledge. Based upon this review, the Compensation Committee found that Dr. Anido’s total compensation (and, in the case of severance and change-in-control scenarios, the potential payouts) in the aggregate to be reasonable and not excessive. Dr. Anido’s annual salary was $407,000 for 2005.

Section 162(m) of the Internal Revenue Code Limitations on Executive Compensation. Section 162(m) of the United States Internal Revenue Code of 1986, as amended, (the “Code”) may limit our ability to deduct for United States federal income tax purposes compensation in excess of $1,000,000 paid to the our Chief Executive Officer and our four other highest paid executive officers in any one fiscal year. None of our executive officers received any such compensation in excess of this limit during fiscal 2005.

Section 162(m) of the Code places limits on the deductibility for United States federal income tax purposes of compensation paid to certain of our executive officers. In order to preserve our ability to deduct the compensation income associated with equity awards granted to such person, for the purposes of Section 162(m) of the Code, the 2004 Performance Incentive Plan provides that no employee may be granted, in any of one calendar year, options relating to more than 400,000 shares of common stock and restricted shares and performance shares relating to more than 100,000 shares of common stock. In addition, the 2004 Performance Incentive Plan provides that in connection with an employee’s initial employment, the employee may be granted options relating to up to 800,000 shares of common stock and restricted shares and performance shares relating to up to 200,000 shares of common stock. To the extent grants under the 2004 Performance Incentive Plan are in excess of these limitations, such excess shall not be exempt from the deductibility limits of Section 162(m) of the Code.

Respectfully submitted,

Benjamin F. McGraw III, Pharm.D., Chairman
Kathleen D. LaPorte
Dean J. Mitchell

Stock Performance Graph

The following graph compares our total cumulative stockholder return as compared to the Nasdaq National Market and U.S. index (“Nasdaq U.S. Index”) and the Nasdaq Pharmaceutical Index for the period beginning on August 22, 2000, our first day of trading after our initial public offering, and ending on December 31, 2005. Total stockholder return assumes $100.00 invested at the beginning of the period in our Common Stock, the stocks represented by the Nasdaq U.S. Index and the Nasdaq Pharmaceutical Index, respectively. Total return assumes reinvestment of dividends; we have paid no dividends on our Common Stock.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our Common Stock as of January 31 2006, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all of our directors and executive officers as a group.

Name And Address of Beneficial Owner(1)	Amount And Nature of Beneficial Ownership(2)	Approximate Percent Owned(2)
DIRECTORS AND NAMED EXECUTIVE OFFICERS
Vicente Anido, Jr., Ph.D. (3)	668,920	2.5%
Rolf Classon (4)	10,834	*
Marvin J. Garrett (5)	175,090	*
Lisa R. Grillone, Ph.D. (6)	173,823	*
Peter Barton Hutt (7)	57,750	*
Kathleen D. LaPorte (8)	6,068,031	22.8%
Benjamin F. McGraw III, Pharm.D. (9)	65,083	*
Dean J. Mitchell (10)	10,834	*
Thomas A. Mitro (11)	179,269	*
Wayne I. Roe (12)	67,672	*
Lauren P. Silvernail (13)	150,869	*
Richard C. Williams (14)	84,250	*
All executive officers and directors as a group (14 persons) (15)	7,886,492	29.7%
5% STOCKHOLDERS
Investor AB (16)	3,286,429	12.4%
Credit Suisse First Boston (17)	6,009,155	22.6%
Sanderling Investment Entities (18)	1,578,070	6.0%
Elizabeth R. Foster, Michael P. Walsh and Kilkenny Capital Management, L.L.C. (19)	1,479,214	5.7%
AXA Financial, Inc. and related entities (20)	1,375,975	5.3%
Arnold H. Snider and Deerfield Investment Entities (21)	2,507,708	9.7%
A. Alex Porter (22) Paul Orlin Geoffrey Hulme Jonathan W. Friedland	1,609,134	6.2%
Mazama Capital Management, Inc. (23)	1,349,500	5.2%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each stockholder is c/o ISTA Pharmaceuticals, Inc., 15295 Alton Parkway, Irvine, California 92618.

(2)	This table is based upon information supplied by officers, directors, principal stockholders, and Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage ownership is based on 25,917,332 shares of common stock outstanding as of January 31, 2006. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of the January 31, 2006, are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(3)	Includes 655,620 shares subject to options exercisable within 60 days after January 31, 2006.

(4)	Consists of shares subject to options exercisable within 60 days after January 31, 2006.

(5)	Consists of shares subject to options exercisable within 60 days after January 31, 2006.

(6)	Consists of shares subject to options exercisable within 60 days after January 31, 2006.

(7)	Consists of shares subject to options exercisable within 60 days after January 31, 2006.

(8)	Represents 5,702,787 shares (including 653,978 shares issuable upon exercise of warrants) of Sprout Capital IX, L.P. (“Spout IX”), 22,678 shares (including 2,577 shares issuable upon exercise of warrants) of Sprout Entrepreneurs’ Fund, L.P. (“SEF”) and 283,690 shares (including 32,919 shares issuable upon exercise of warrants) of Sprout IX Plan Investors, L.P. (“SIPI”). Ms. LaPorte is a Managing Director of New Leaf Venture Partners, LLC, which has entered into a management agreement with DLJ Capital Corporation whereby New Leaf Venture Partners, LLC will act as a sub-manager to DLJ Capital Corporation with respect to the shares held by Sprout Group. Ms. LaPorte is designated to our Board of Directors by Sprout Group pursuant to its contractual right. Ms. LaPorte disclaims beneficial ownership except the extent of her pecuniary interest therein. Ms. LaPorte’s beneficial ownership also includes 57,750 shares subject to options exercisable within 60 days after January 31, 2006. Ms. LaPorte’s business address is c/o New Leaf Venture Partners, LLC, 3000 Sand Hill Road, 3-170, Menlo Park, CA 94025.

(9)	Consists of shares subject to options exercisable within 60 days after January 31, 2006.

(10)	Consists of shares subject to options exercisable within 60 days after January 31, 2006.

(11)	Consists of shares subject to options exercisable within 60 days after January 31, 2006.

(12)	Includes 66,546 shares subject to options exercisable within 60 days after January 31, 2006.

(13)	Includes 143,748 shares subject to options exercisable within 60 days after January 31, 2006.

(14)	Includes 57,750 shares subject to options exercisable within 60 days after January 31, 2006.

(15)	Includes 2,342,071 shares subject to options and warrants exercisable within 60 days after January 31, 2006.

(16)	Represents 2,300,501 shares (including 372,105 shares issuable upon exercise of warrants) held by Investor Growth Capital Limited and 985,928 shares (including 159,474 shares issuable upon exercise of warrants) held by Investor Group, L.P., of which Investor AB serves as the ultimate general partner. Investor Growth Capital Limited is a Guernsey company, with its principal place of business at National Westminster House, Le Truchot, St. Peter Port, Guernsey, Channel Islands GYI, 4PW. Investor Growth Capital Limited is ultimately a wholly owned subsidiary of Investor AB, a publicly held Swedish company with its principal place of business at Arsenalsgatan 8c, S-103 32, Stockholm, Sweden.

(17)	Credit Suisse First Boston (the “Bank”) may be deemed the “beneficial owner” of 6,009,155 shares, consisting of 5,702,787 shares (including 653,978 shares issuable upon exercise of warrants) of Sprout Capital IX, L.P. (“Sprout IX”), 22,678 shares (including 2,577 shares issuable upon exercise of warrants) of Sprout Entrepreneurs’ Fund, L.P. (“SEF”) and 283,690 shares (including 32,919 shares issuable upon exercise of warrants) of Sprout IX Plan Investors, L.P. (“SIPI”). The address of the Bank’s principal business and office is Uetlibergstrasse 231, P.O. Box 900, CH 8070 Zurich, Switzerland and the Bank’s principal business and office in the United States is 11 Madison Avenue, New York, New York 10010. The Bank owns directly a majority of the voting stock, and all of the non-voting stock, of Credit Suisse First Boston, Inc. (“CSFBI”), a Delaware corporation. CSFBI owns all of the voting stock of Credit Suisse First Boston (USA), Inc., a Delaware corporation and holding company (“CSFB-USA”). Sprout IX, SEF and SIPI are Delaware limited partnerships which make investments for long term appreciation. DLJ Capital Corporation (“DLJCC”), a wholly owned subsidiary of CSFB-USA, acts as a venture capital partnership management company. DLJCC is also the general partner of SEF and the managing general partner of Sprout IX, and, as such, is responsible for their day-to-day management. DLJCC makes all of the investment decisions on behalf of Sprout IX and SEF. DLJ Associates IX, L.P. (“Associates IX”), a Delaware limited partnership, is a general partner of Sprout IX and in accordance with the terms of the relevant partnership agreement, does not participate in investment decisions made on behalf of Sprout IX. DLJ Capital Associates IX, Inc., a Delaware corporation and wholly owned subsidiary of DLJCC, is a managing partner of Associates IX. DLJ LBO Plans Management Corporation II (“DLJLBO”) is the general partner of SIPI and, as such, is responsible for its day-to-day management. DLJLBO makes all of the investment decisions on behalf of SIPI. DLJLBO is a wholly owned subsidiary of Credit Suisse First Boston Private Equity, Inc. (“CSFBPE”), a Delaware corporation, which, in turn, is a wholly owned subsidiary of CSFB-USA.

(18)	Consists of 966 shares owned by Sanderling IV Biomedical, 1,595 shares owned by Sanderling IV Limited Partnership, 118,900 shares (including 17,664 shares issuable upon exercise of warrants) owned by Sanderling V Beteiligungs GmbH & Co. KG, 495,973 shares (including 74,153 shares issuable upon exercise of warrants) owned by Sanderling V Biomedical Co-Investment Fund, 133,775 shares (including 20,001 shares issuable upon exercise of warrants) owned by Sanderling V Limited Partnership, 3,604 shares owned by Sanderling Venture Partners IV, 4,098 shares owned by Sanderling Venture Partners IV LP, 776 shares owned by Sanderling Venture, 818,081 shares (including 122,312 shares issuable upon exercise of warrants) owned by Sanderling Venture Partners V Co-Investment Fund and 302 shares owned by Sanderling IV Biomedical Limited LP. Sanderling Venture Partners is located at 2730 Sand Hill Road, Suite 200, Menlo Park, California 94024.

(19)	Represents 1,479,214 shares beneficially owned by Kilkenny Capital Management, L.L.C., 1,479,214 shares beneficially owned by Michael P. Walsh and 1,479,214 shares beneficially owned by Elizabeth R. Foster based on information set forth in a Schedule 13G filed with the SEC on February 14, 2005. Kilkenny Capital Management, L.L.C. is a registered investment advisor. Michael P. Walsh is the executive manager of Kilkenny Capital Management and Michael P. Walsh and Elizabeth R. Foster are the controlling members of Kilkenny Capital Management, L.L.C. Kilkenny Capital Management, L.L.C., Michael P. Walsh and Elizabeth R. Foster constitute a group as defined in Rule 13d-5(b)(1) and have shared voting power and shared dispositive power over the 1,479,214 shares. The business address of the foregoing is 311 South Wacker Drive, Suite 6350, Chicago, Illinois 60606.

(20)	Represents 1,362,375 shares beneficially owned by AXA Framlington, a subsidiary of AXA, and 13,600 shares beneficially owned by Alliance Capital Management, L.P., a subsidiary of AXA Financial, Inc., based on information set forth in a Schedule 13G filed with the SEC on February 14, 2006. The address for AXA Financial, Inc. is 1290 Avenue of the Americas, New York, New York 10104 and the address for AXA is 25, avenue Matignon, 75008 Paris, France.

(21)	Represents 1,083,058 shares beneficially owned by Deerfield Capital, L.P. and Deerfield Partners, L.P., and 1,424,040 shares beneficially owned by Deerfield Management Company, L.P. and Deerfield International Limited based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2006. Arnold H. Snider, as president of each of the general partners of the record holder of the shares, has shared voting power over the shares. Arnold H. Snider, Deerfield Capital, L.P., Deerfield Partners, L.P., Deerfield Management Company, L.P. and Deerfield International Limited constitute a group as defined in Rule 13d-5(b)(1). The business address of Arnold H. Snider, Deerfield Capital, L.P., Deerfield Partners, L.P. and Deerfield Management Company, L.P. is 780 Third Avenue, 37th Floor, New York, New York 10017. The business address of Deerfield International Limited is c/o Hemisphere Management (B.V.I.) Limited, Bison Court, Columbus Centre, P.O. Box 3460, Road Town, Tortola, British Virgin Islands.

(22)	Based on information set forth in a Schedule 13G filed with the SEC on February 10, 2006. The business address for Messrs. Porter, Orlin, Hulme and Friedland is 666 5th Avenue, 34th Floor, New York, New York 10103.

(23)	Based on information set forth in a Schedule 13G filed with the SEC on February 8, 2006. The business address of Mazama Capital Management, Inc. is One Southwest Columbia Street, Suite 1500 Portland, Oregon 97258.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	3,427,083	$6.74	2,098,430
Equity compensation plans not approved by security holders (2)	145,461	$16.28	0

Total	3,572,544	$7.13	2,098,430

(1)	Our Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each year equal to the lesser of 20,000 shares, 1.5% of the outstanding shares of common stock on the first day of the year, or a lesser amount as the Board of Directors may determine.

(2)	In December 2001, the Board of Directors granted our new Chief Executive Officer and President, as an inducement to his employment, a stand-alone option agreement to purchase 100,461 shares of our common stock for a purchase price of $20.00 per share. In June 2002, the Board of Directors granted our new Vice President, Sales & Marketing, as an inducement to his employment, a stand-alone option agreement to purchase 30,000 shares of our common stock of for a purchase price of $8.50. In August 2002, the Board of Directors granted our new Vice President, Operations, as an inducement to his employment, a stand-alone option agreement to purchase 15,000 shares of our common stock for a purchase price of $6.90. Each option holder may purchase up to 25% of the shares under each option on the first anniversary of the option grant date and the right to purchase the remaining shares vests in equal monthly installments so that each option is fully vested four years after the date of grant.

Item 13:	Certain Relationships and Related Transactions.

Peter Barton Hutt, a member of our Board of Directors since November 2002, is a partner in the Washington, D.C. law firm of Covington & Burling. From time to time, Covington & Burling provides legal services to us.

Item 14:	Principal Accountant Fees and Services.

The following is a summary of the fees billed to ISTA by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2005 and December 31, 2004:

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit Fees	$367,449	$383,068
Audit Related Fees	—	3,575
Tax Fees	24,059	12,000
All Other Fees	—	—

Total Fees	$391,508	$398,643

Audit Fees We paid Ernst & Young, LLP fees in the aggregate of (i) $157,161 and $114,211 for the fiscal years ended December 31, 2005 and December 31, 2004, respectively, for professional services rendered for the audits of our annual financial statements, (ii) $146,409 and $143,259 for the fiscal years ended December 31, 2005 and December 31, 2004, respectively, for the audits of management’s assessment and effectiveness of internal control over financial reporting, and (iii) $56,579 and $37,903 for the fiscal years ended December 31, 2005 and December 31, 2004, respectively for the review of the financial statements included in our quarterly reports on Form 10-Q during the last two fiscal years.

Audit-Related Fees In addition to fees disclosed under “Audit Fees” above, the aggregate fees for professional services rendered by Ernst & Young, LLP for assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements were $0 and $3,575 for the fiscal years ended December 31, 2005 and December 31, 2004, respectively. These services include consultations concerning financial accounting and reporting standards.

Tax Fees The aggregate fees for professional services rendered by Ernst & Young, LLP for tax compliance, tax planning and tax advice were $24,059 and $12,000 for the fiscal years ended December 31, 2005 and December 31, 2004, respectively. These services include assistance related to state tax incentives.

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

PART IV

Item 15:	Exhibits and Financial Statement Schedules.

(a)	Financial Statements

(1) Index to Consolidated Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

CONSOLIDATED FINANCIAL STATEMENTS OF ISTA PHARMACEUTICALS, INC.

(2) Financial Statement Schedules

None

(3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 6, 2006.

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

Signature	Title	Date

/s/ VICENTE ANIDO, JR., PH.D.	President, Chief Executive Officer and Director	March 6, 2006
Vicente Anido, Jr., Ph.D.

/s/ LAUREN P. SILVERNAIL	Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development	March 6, 2006
Lauren P. Silvernail

/s/ RICHARD C. WILLIAMS	Director (Chairman of the Board of Directors)	March 6, 2006
Richard C. Williams

/s/ ROLF CLASSON	Director	March 6, 2006
Rolf Classon

/s/ PETER BARTON HUTT	Director	March 6, 2006
Peter Barton Hutt

/s/ KATHLEEN D. LAPORTE	Director	March 6, 2006
Kathleen D. LaPorte

/s/ BENJAMIN F. MCGRAW III	Director	March 6, 2006
Benjamin F. McGraw III

/s/ DEAN J. MITCHELL	Director	March 6, 2006
Dean J. Mitchell

/s/ WAYNE I. ROE	Director	March 6, 2006
Wayne I. Roe

ISTA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ISTA Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of ISTA Pharmaceuticals, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISTA Pharmaceuticals, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the Public Company Accounting Oversight Board (United States), the effectiveness of ISTA Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.

San Diego, California

March 1, 2006

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$6,510	$9,506
Short-term investments	32,116	18,242
Accounts receivable, net of allowances of $130 in 2005 and $4 in 2004	1,804	18
Inventory, net of allowance of $1,298 in 2005 and $785 in 2004	1,991	756
Other current assets	1,324	784

Total current assets	43,745	29,306
Property and equipment, net	1,330	911
Deposits and other assets	264	156

Total assets	$45,339	$30,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,599	$1,707
Accrued compensation and related expenses	1,420	1,379
Accrued expenses — clinical trials	152	28
Line of credit	1,500	—
Current portion of long-term liabilities	375	3,866
Other accrued expenses	4,709	3,454

Total current liabilities	10,755	10,434
Deferred rent	217	89
Deferred income	3,994	4,166
Obligation under capital leases	38	—
Long-term liabilities	—	366
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at December 31, 2005 and 2004; no shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2005 and 2004; 25,899,887 and 19,350,715 shares issued and outstanding at December 31, 2005 and 2004, respectively	26	19
Additional paid-in capital	256,960	203,611
Deferred compensation	(24)	(167)
Accumulated other comprehensive loss	(84)	(82)
Accumulated deficit	(226,543)	(188,063)

Total stockholders’ equity	30,335	15,318

Total liabilities and stockholders’ equity	$45,339	$30,373

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2005	2004	2003
Revenue
Product sales, net	$10,382	$1,619	$—
License revenue	278	278	278

Total revenue	10,660	1,897	278

Cost of products sold	3,542	1,427	—

Gross profit margin	7,118	470	278
Costs and expenses:
Research and development	16,611	15,583	17,250
Selling, general and administrative	30,599	25,841	8,635

Total costs and expenses	47,210	41,424	25,885

Loss from operations	(40,092)	(40,954)	(25,607)
Interest income	1,642	584	372
Interest expense	(30)	(54)	(10)

Net loss	$(38,480)	$(40,424)	$(25,245)

Net loss per common share, basic and diluted	$(1.51)	$(2.22)	$(1.83)

Shares used in computing net loss per common share, basic and diluted	25,489,756	18,190,490	13,802,540

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital
	Shares	Amount
Balance at December 31, 2002	13,288,120	$13	$153,022
Issuance of common stock for options	79,857	—	301
Common stock issued under ESPP	7,462	—	20
Issuance of common stock in conjunction with the follow-on public offering, net of issuance costs of $2,831	4,000,000	4	35,165
Deferred compensation related to stock options	—	—	110
Amortization of deferred compensation	—	—	3
Net loss	—	—	—
Foreign currency translation adjustment	—	—	—
Unrealized loss on investments	—	—	—
Comprehensive loss	—	—	—

Balance at December 31, 2003	17,375,439	17	188,621
Issuance of common stock for options	72,468	—	337
Common stock issued under ESPP	10,353	—	66
Issuance of common stock in conjunction with the registered direct public offerings, net of issuance costs of $1,199	1,820,000	2	14,269
Deferred compensation related to stock options	—	—	54
Amortization of deferred compensation	—	—	—
Stock-based compensation related to consultants			264
Warrant exercise	72,455	—	—
Net loss	—	—	—
Foreign currency translation adjustment	—	—	—
Unrealized loss on investments	—	—	—
Comprehensive loss	—	—	—

Balance at December 31, 2004	19,350,715	19	203,611
Issuance of common stock for options	67,589	—	305
Restricted stock issuances	7,500	—	—
Common stock repurchase	(748)	—	(5)
Common stock issued under ESPP	19,413	—	150
Issuance of common stock in conjunction with the registered direct public offerings, net of issuance costs of $3,683	6,325,000	7	52,476
Deferred compensation related to stock options	—	—	53
Amortization of deferred compensation	—	—	—
Warrant exercise	130,418	—	370
Net loss	—	—	—
Foreign currency translation adjustment	—	—	—
Unrealized gain on investments	—	—	—
Comprehensive loss	—	—	—

Balance at December 31, 2005	25,899,887	$26	$256,960

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2002	$(1,390)	$(23)	$(122,394)	$29,228
Issuance of common stock for options	—	—	—	301
Common stock issued under ESPP	—	—	—	20
Issuance of common stock in conjunction with the follow-on public offering, net of issuance costs of $2,831	—	—	—	35,169
Deferred compensation related to stock options	(110)	—	—	—
Amortization of deferred compensation	953	—	—	956
Net loss	—	—	(25,245)	(25,245)
Foreign currency translation adjustment	—	(2)	—	(2)
Unrealized loss on investments	—	(3)	—	(3)
Comprehensive loss	—	—	—	(25,250)

Balance at December 31, 2003	(547)	(28)	(147,639)	40,424
Issuance of common stock for options	—	—	—	337
Common stock issued under ESPP	—	—	—	66
Issuance of common stock in conjunction with the registered direct public offerings, net of issuance costs of $1,199	—	—	—	14,271
Deferred compensation related to stock options	(54)	—	—	—
Amortization of deferred compensation	434	—	—	434
Stock based compensation related to consultants				264
Warrant exercise	—	—	—	—
Net loss	—	—	(40,424)	(40,424)
Foreign currency translation adjustment	—	(16)	—	(16)
Unrealized loss on investments	—	(38)	—	(38)
Comprehensive loss	—	—	—	(40,478)

Balance at December 31, 2004	(167)	(82)	(188,063)	15,318
Issuance of common stock for options	—	—	—	305
Restricted stock issuances	—	—	—	—
Common stock repurchase	—	—	—	(5)
Common stock issued under ESPP	—	—	—	150
Issuance of common stock in conjunction with the registered direct public offerings, net of issuance costs of $3,683	—	—	—	52,483
Deferred compensation related to stock options	(53)	—	—	—
Amortization of deferred compensation	196	—	—	196
Warrant exercise	—	—	—	370
Net loss	—	—	(38,480)	(38,480)
Foreign currency translation adjustment	—	(13)	—	(13)
Unrealized gain on investments	—	11	—	11
Comprehensive loss	—	—	—	(38,482)

Balance at December 31, 2005	$(24)	$(84)	$(226,543)	$30,335

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net loss	$(38,480)	$(40,424)	$(25,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	196	698	956
Transfer of equipment for technology	—	214	—
Depreciation and amortization	369	251	343
Changes in operating assets and liabilities:
Accounts receivable, net	(1,786)	(18)	—
Advanced payments — clinical trials and other current assets	(540)	251	(526)
Inventory, net	(1,235)	(756)	—
Accounts payable	892	(365)	1,162
Accrued compensation and related expenses	41	680	12
Accrued expenses — clinical trials and other accrued expenses	1,379	948	956
Other liabilities	(3,866)	4,232	—
Deferred rent	128	80	(1)
Deferred income	(172)	(278)	(278)

Net cash used in operating activities	(43,074)	(34,487)	(22,621)
INVESTING ACTIVITIES
Purchases of marketable securities	(56,363)	(10,378)	(37,036)
Maturities of marketable securities	42,487	23,559	9,009
Purchase of equipment	(788)	(727)	(113)
Deposits and other assets	(108)	(121)	—

Net cash (used in) provided by investing activities	(14,772)	12,333	(28,140)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	305	337	301
Obligation under capital lease	47	—	—
Proceeds from line of credit	1,500	—	—
Proceeds from issuance of common stock, net of issuance costs	52,998	14,334	35,189

Net cash provided by financing activities	54,850	14,671	35,490
Effect of exchange rate changes on cash	—	1	2

Decrease in cash and cash equivalents	(2,996)	(7,482)	(15,269)
Cash and cash equivalents at beginning of year	9,506	16,988	32,257

Cash and cash equivalents at end of year	$6,510	$9,506	$16,988

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$27	$7	$10

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1. Organization and Summary of Significant Accounting Policies

The Company

ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. The Company reincorporated in Delaware on August 4, 2000. Vitrase®, Istalol®, Xibrom™, Caprogel®, Vitragan™, ISTA®, ISTA Pharmaceuticals® and the ISTA logo are our trademarks, either owned or under license.

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

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2005, the Company has incurred accumulated losses of $226.5 million. The Company’s ability to attain profitable operations is dependent upon obtaining sufficient working capital to complete the successful development of its products, FDA approval of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure. Management believes that the Company’s existing capital resources will enable the Company to fund operations for at least the next 12 months.

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany amounts have been eliminated in consolidation.

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

Inventory relates to Istalol, for the treatment of glaucoma; Vitrase, lyophilized 6,200 USP units multi-purpose vial and Vitrase 200 USP units/mL for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs; and Xibrom, a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation and pain following cataract surgery. Inventories, net of allowances, are stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method.

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

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2005.

Research and Development Costs

Expenditures relating to research and development are expensed in the period incurred. The Company also expenses costs incurred to obtain and prosecute patents, as recoverability of such expenditures is not assured. Approximately $457,000, $374,000 and $251,000 of patent-related costs were included in research and development expense in 2005, 2004 and 2003, respectively.

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

The Company generally classifies and separates research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs and medical affairs costs.

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

SFAS No. 148 was issued in December 2002 as an amendment to SFAS No. 123, providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also providing additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for the Company beginning January 1, 2003. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on the Company’s consolidated financial position and results of operations.

The fair value of the employee stock options was estimated at the date of grant using the minimum value pricing model for grants prior to the initial public offering and the Black Scholes method for grants after the initial public offering with the following weighted average assumptions for 2005, 2004 and 2003: risk-free interest rate of 3.0%, zero dividend yield, volatility of 73%, and a weighted-average life of the option of four years. The estimated weighted average fair value of stock options granted during 2005, 2004 and 2003 was $9.08, $10.10 and $2.99, respectively. The Company expects to adopt the provisions of SFAS No. 123R (Revised 2004), “Share-Based Payments” in the first Quarter of 2006. Although the Company will continue to evaluate the application of SFAS No. 123R, management expects the adoption to have a material impact on its results of operations in amounts not yet determinable.

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on the Company’s operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Pro forma information is as follows (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net loss, as reported	$(38,480)	$(40,424)	$(25,245)
Add: Stock-based employee compensation expense included in net loss determined under intrinsic-value method for all awards	196	434	956
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,615)	(2,229)	(1,604)

Pro forma net loss	$(42,899)	$(42,219)	$(25,893)
Net loss per share, basic and diluted, as reported	$(1.51)	$(2.22)	$(1.83)
Pro forma net loss per share, basic and diluted	$(1.68)	$(2.32)	$(1.88)

Use of Estimates

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

In general, the Company is obligated to accept from its customers the return of pharmaceuticals that have reached their expiration date. The Company authorizes returns for damaged products and exchanges for expired products in accordance with its return goods policy and procedures, and has established reserves for such amounts at the time of sale. The Company launched its first marketed product, Istalol in the third quarter of 2004, its second product, Vitrase in the first quarter of 2005 and its third product, Xibrom in the second quarter of 2005. Actual Istalol, Vitrase and Xibrom returns have not exceeded the Company’s estimated allowances for returns.

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

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, and SEC SAB No. 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options, outstanding during the period. Such common equivalent shares have not been included in the Company’s computation of diluted net loss per share as their effect would be anti-dilutive. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 1,758,059, 1,297,817 and 823,988 for the years ended December 31, 2005, 2004 and 2003, respectively.

Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented.

Segment Reporting

The Company currently operates in only one segment.

Comprehensive Income

Statement of Financial Accounting Standard, or SFAS, No. 130, “Reporting Comprehensive Income”, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the year ended December 31, 2005 and 2004 was $38,482,000 and $40,478,000, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

As of December 31, 2005 and 2004, accumulated foreign currency translation adjustments were ($37,000) and ($24,000), respectively, and accumulated unrealized gains (losses) on investments were ($47,000) and ($58,000), respectively. Comprehensive loss is reflected in the consolidated statements of stockholders’ equity.

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

2. Balance Sheet Details

Inventory

Inventories are stated at the lower of cost (first in, first to expire) or market. Inventory at December 31, 2005 consisted of $575,000 of raw materials and $2.7 million of finished goods. Additionally, the Company recorded $1.3 million in inventory reserves. Inventory at December 31, 2004 consisted of $337,000 in raw materials and $1.1 million of finished goods and $79,000 of in-transit inventory. Additionally, the Company recorded $785,000 in inventory reserves.

Property and Equipment

Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2005	2004
Property and equipment:
Equipment	$1,388	$1,244
Furniture and fixtures	933	903
Capital leases	53	—
Leasehold improvements	711	379

	3,085	2,526
Less accumulated depreciation and amortization	(1,755)	(1,615)

	$1,330	$911

Total depreciation and amortization expense amounted to $369,000, $251,000 and $343,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	December 31,
	2005	2004
Accrued general expenses	$1,433	$1,106
Accrued royalties	534	419
Accrued sales return allowance	837	345
Accrued sales and marketing expenses	1,315	1,239
Accrued contract manufacturing expenses	582	330
Accrued state tax payable	8	15

	$4,709	$3,454

3. Short-Term Investments

The Company classifies its short-term investments as “available-for-sale” and records such assets at the estimated fair value with unrealized gains and losses excluded from earnings and reported in comprehensive income (loss). The basis for computing realized gains or losses is by specific identification.

The following is a summary of available-for-sale securities (in thousands):

	Gross Amortized Cost	Net Unrealized Gains/(Losses)	Estimated Fair Value
At December 31, 2005:
U.S. Treasury securities and agency bonds	$8,661	$(23)	$8,638
Corporate Bonds	8,765	(37)	8,728
Auction Rate securities	14,750	—	14,750

	$32,176	$(60)	$32,116

	Gross Amortized Cost	Net Unrealized Gains/(Losses)	Estimated Fair Value
At December 31, 2004:
U.S. Treasury securities and agency bonds	$12,543	$(35)	$12,508
Corporate Bonds	3,507	(23)	3,484
Auction Rate Securities	2,250	—	2,250

	$18,300	$(58)	$18,242

Available-for-sale securities by contractual maturity are as follows (in thousands):

Due in one year or less	$18,542
Due after one year through two years	13,574

$32,116

Realized gains and losses were immaterial to the Company’s financial results for the years ended December 31, 2005, 2004 and 2003. Gross unrealized gains were $65,000, $57,000 and $37,000 for December 31, 2005, 2004 and 2003, respectively. Gross unrealized losses were $67,000, $116,000 and $44,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company reviews investments in corporate bonds and government agency securities for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Investments in an unrealized loss position for greater than a year were comprised of corporate bonds and U.S. government agency securities. The unrealized losses were due to fluctuations in interest rates. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable and outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. The Company has reviewed those securities with unrealized losses as of December 31, 2005 and 2004 and has concluded that no other-than-temporary impairment existed as of December 31, 2005 and 2004.

4. Stockholders’ Equity

Common and Preferred Stock

In November 2003, the Company sold, in a follow-on public offering, 4,000,000 shares of common stock to certain investors for $38.0 million.

In August 2004, the Company sold, in two registered direct offerings, 1,820,000 shares of common stock to certain investors for $15.5 million.

In January 2005, the Company sold, under a universal shelf registration statement in an underwritten public offering, 6,325,000 shares of common stock to certain investors for $56.2 million.

At December 31, 2005 and 2004, the Company had 5,000,000 shares of preferred stock authorized at a $.001 par value and no shares were issued and outstanding.

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

Employee Stock Purchase Plan

In April 2000, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Stock Purchase Plan”), which initially provided for the issuance of a maximum of 20,000 shares of common stock.

Eligible employees can have up to 15% of their earnings withheld, subject to certain maximums, to be used to purchase shares of the Company’s common stock every January and July. The price of the common stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair value of the common stock on the commencement date of the offering period or the specified purchase date. During fiscal year ended December 31, 2005, 19,413 shares had been issued to participants, with an additional 17,329 shares issuable at year end.

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

In 2004, the Company’s stockholders approved the 2004 Performance Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the grant of stock options, restricted stock awards, performance shares, performance units and stock appreciation rights to qualified employees, officers, directors, consultants and other service providers. The 2004 Plan authorized the Company to grant options and/or rights to purchase up to an aggregate of 2,053,107 shares of common stock, which included 453,107 shares of common stock available for future issuance under the 2000 Stock Plan and 1,600,000 shares of common stock available for future issuance under the 2004 Plan, of which 200,000 shares may only be issued in connection with restricted stock awards. At the Shareholder Meeting in October 2005, the stockholders approved the Second Amendment and Restatement of the 2004 Plan, which increased the number of shares available by 1,000,000 shares to 3,053,107, of which 300,000 shares may only be issued in connection with restricted stock awards or performance share awards.

As of December 31, 2005, a total of 2,098,430 shares of common stock were reserved for issuance under the 2004 Performance Incentive Plan.

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

A summary of the Company’s stock option activity and related information follows:

	Shares	Price Per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2002	2,071,864	$2.03 – $51.25	$5.66
Granted	536,150	$4.20 – $9.05	$5.84
Exercised	(79,857)	$2.03 – $7.56	$3.78
Canceled	(219,541)	$3.49 – $51.25	$9.82

Outstanding at December 31, 2003	2,308,616	$3.49 – $51.25	$5.37
Granted	736,000	$9.25 – $14.01	$10.10
Exercised	(72,468)	$3.49 – $9.70	$4.68
Canceled	(148,013)	$3.49 – $51.25	$6.25

Outstanding at December 31, 2004	2,824,135	$3.49 – $51.25	$6.58
Granted	958,651	$5.82 – $10.78	$9.08
Exercised	(67,589)	$3.49 – $9.41	$4.54
Canceled	(142,653)	$3.49 – $51.25	$10.54

Outstanding at December 31, 2005	3,572,544	$3.49 – $51.25	$7.13

The following table summarizes information about options outstanding at December 31, 2005:

Range of Exercise Price	Number Outstanding as of 12/31/2005	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable and Vested	Weighted Average Exercise Price
$3.49 – $3.49	1,400,502	6.96	$3.4900	1,171,123	$3.4900
$4.20 – $5.82	377,425	8.06	$5.3410	188,655	$5.1514
$6.15 – $8.42	382,006	8.11	$7.2921	181,880	$7.0603
$8.46 – $9.41	408,208	8.14	$9.2463	174,138	$9.2541
$9.57 – $10.27	458,601	8.98	$10.1781	88,464	$10.1905
$10.30 – $11.00	357,633	8.98	$10.6057	103,565	$10.6671
$11.10 – $30.00	181,719	6.59	$17.8535	143,598	$19.0318
$32.10 – $32.10	1,000	5.39	$32.1000	1,000	$32.1000
$33.75 – $33.75	850	5.26	$33.7500	850	$33.7500
$51.25 – $51.25	4,600	5.18	$51.2500	4,600	$51.2500

$3.49 – $51.25	3,572,544	7.77	$7.1280	2,057,873	$6.3125

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at December 31, 2005:

Stock plans:
Options granted and outstanding	3,572,544
Reserved for future option grants	2,098,430

5,670,974
Warrants:
Reserved for future issuance	1,541,941
Stock purchase plan:
Reserved for future issuance	401

7,213,316

Deferred Compensation

During the years ended December 31, 2005, 2004 and 2003 in connection with the grant of various stock options to employees, the Company recorded deferred stock compensation totaling $53,000, $54,000 and $110,000, respectively, representing the difference between the exercise price and the estimated market value of the Company’s common stock as determined by the Company’s management on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the years ended December 31, 2005, 2004 and 2003, the Company recorded amortization of deferred compensation expense of $196,000, $434,000 and $956,000, respectively.

5. Commitments and Contingencies

Line of Credit

In December 2005, the Company entered into a revolving credit facility, whereby the Company may borrow up to $10.0 million. As of December 31, 2005, the Company had $8.5 million available for borrowing under the credit facility. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate or, at the Company’s option, LIBOR plus 2.5%, which is payable on a monthly basis. The credit facility also contains customary covenants regarding operations of the Company’s business and financial covenants relating to ratios of current assets to current liabilities and maximum losses during any calendar quarter and is collateralized by all of the Company’s assets with the exception of its intellectual property. As of December 31, 2005, the Company was in compliance with all of the covenants under the credit facility. All amounts owing under the credit facility will become due and payable on January 31, 2007.

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

Lease Commitments

The Company leases its corporate and laboratory facilities and certain equipment under various operating leases. As of December 31, 2005, the Company has made approximately $78,000 in cash deposits related to operating leases. Provisions of the facilities lease provide for abatement of rent during certain periods and escalating rent payments during the term. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Additionally, the Company is required to pay taxes, insurance and maintenance expenses related to the building. Rent expense on the facilities and equipment during 2005, 2004 and 2003 was $526,000, $426,000 and $512,000, respectively.

Future annual minimum payments under operating leases and long-term obligations as of December 31, 2005, are as follows (in thousands):

Years Ending December 31:
2006	$1,188
2007	758
2008	696
2009	437
2010	6

$3,085

6. Income Taxes

At December 31, 2005, the Company had federal and California income tax net operating loss carryforwards of approximately $172,360,000 and $132,538,000, respectively.

The Company’s federal tax loss carryforwards will begin to expire in 2008, unless previously utilized. The Company’s California tax loss carryforwards will begin to expire in 2006, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $5.1 million and $2.8 million, respectively. The federal research tax credits will begin to expire in 2010, unless previously utilized. The Company’s California research tax credit carryforwards do not expire and will carryforward indefinitely until utilized. In addition, the Company has California manufacturer’s investment credit of approximately $34,000 that will begin to expire in 2008, unless previously utilized.

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

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $85,789,000 has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2005	2004
Deferred tax asset:
Net operating loss carryforwards	$67,966,000	$58,630,000
Tax credits	7,884,000	7,043,000
Capitalized research and development	3,828,000	4,170,000
Deferred revenue	1,628,000	1,827,000
Non-qualified stock option expense	3,175,000	3,674,000
Other, net	1,308,000	811,000

Total deferred tax asset	85,789,000	76,155,000
Valuation allowance for deferred tax assets	(85,789,000)	(76,155,000)

	$—	$—

The increase in the valuation allowance of approximately $9.6 million is attributable to the increase in deferred tax assets, primarily due to the increase of net operating losses and tax credits.

A portion of the deferred tax assets related to net operating loss carryforwards as of December 31, 2005 include amounts related to stock option activity for which subsequent recognizable tax benefits, if any, will be credited to stockholders’ equity.

7. Employee Benefit Plan

The Company has a 401(k) Savings Plan covering substantially all employees that have been employed for at least three months and meet certain age requirements. Employees may contribute up to 92% of their compensation per year (subject to a maximum limit by federal tax law). The Company does not provide matching contributions to the 401(k) Savings Plan.

8. Allergan Agreement

In September 2004, the Company entered into an agreement with Allergan, Inc. replacing its previous Vitrase collaboration, and reacquired all rights to market and sell Vitrase for all uses in the United States and other specified markets. Under the Company’s new agreement, it agreed to pay Allergan approximately $10.0 million, which was paid in full in January 2005. The Company has also agreed to make royalty payments to Allergan on its U.S. sales of Vitrase for use in the posterior region of the eye. Allergan has an option to commercialize Vitrase in Europe subsequent to European Union, or EU, product approval. If Allergan does not exercise its option, then such European rights will revert to the Company, and Allergan will be paid a royalty on the Company’s European sales of Vitrase for use in the posterior region of the eye. Under the Company’s agreement with Allergan, it has responsibility to file for regulatory approval for Vitrase for vitreous hemorrhage in the EU.

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

10. AcSentient Agreement

In May 2002, the Company acquired substantially all the assets of AcSentient, Inc. The assets include United States marketing rights for a new formulation of timolol, which the Company has named Istalol, a beta-blocking agent for treating glaucoma. AcSentient previously acquired rights to this compound from Senju. The assets acquired from AcSentient also included United States product rights to Xibrom, a topical non-steroidal anti-inflammatory compound for the treatment of ocular inflammation, and worldwide marketing rights for Caprogel, a topical formulation of amniocaproic acid for the treatment of hyphema. AcSentient previously acquired the rights to these two compounds from Senju and the Eastern Virginia Medical School, respectively.

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

11. Quarterly Results of Operations

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 31, 2005. This data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except earnings per share).

	Quarter Ended
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
	(Unaudited)
Revenue:
Product sales, net	$3,613	$3,518	$2,740	$511	$(165)	$1,784	$—	$—
License revenue	70	69	70	69	70	69	70	69

Total revenue	3,683	3,587	2,810	580	(95)	1,853	70	69

Cost of products sold	1,231	968	977	366	788	639	—	—

Gross profit margin	2,452	2,619	1,833	214	(883)	1,214	70	69

Costs and expenses:
Research and development	4,907	4,842	4,452	2,410	3,492	3,502	5,562	3,027
Selling, general and administrative	8,662	7,286	8,279	6,372	5,380	15,081	2,951	2,429

Total costs and expenses	13,569	12,128	12,731	8,782	8,872	18,583	8,513	5,456

Loss from operations	(11,117)	(9,509)	(10,898)	(8,568)	(9,755)	(17,369)	(8,443)	(5,387)
Interest income (expense), net	382	409	462	359	97	155	131	147

Net loss	$(10,735)	$(9,100)	$(10,436)	$(8,209)	$(9,658)	$(17,214)	$(8,312)	$(5,240)

Net loss per common share, basic and diluted	$(0.41)	$(0.35)	$(0.40)	$(0.34)	$(0.50)	$(0.93)	$(0.48)	$(0.30)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 7, 2003).

3.2	Certificate of Correction to Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 7, 2003).

3.3	Second Certificate of Correction to Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005).

3.4	Amended and Restated Bylaws of Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2004).

4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-34120) filed with the Commission on August 7, 2000).

4.2	Preferred Stock Rights Agreement dated as of December 31, 2001, by and between the Registrant and Mellon Investor Services LLC, as rights agent (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A (File No. 000-31255) filed with the Commission on January 22, 2002).

4.2.1	First Amendment to the Preferred Stock Rights Agreement dated as of November 18, 2002, by and between the Registrant and Mellon Investor Services LLC, as rights agent (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-31255) filed with the Commission on November 19, 2002).

10.1	1993 Stock Plan and forms of agreements thereunder (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-34120) filed with the Commission on April 5, 2000). (2)

10.2	2000 Stock Plan (Amended and Restated) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 filed with the Commission on August 14, 2003). (2)

10.3	Forms of agreements under 2000 Stock Plan (Incorporate by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-34120) filed with the Commission on April 5, 2000). (2)

10.4	2000 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-34120) filed with the Commission on April 5, 2000). (2)

10.4.1	Amendment No. 1 to Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 20, 2004). (2)

10.4.2	Amendment No. 2 to Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report of Form 8-K filed with the Commission on December 22, 2005). (2)

10.5	Second Amendment and Restatement to the 2004 Performance Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 14, 2005). (2)

10.6	Form of Stock Option Agreement under 2004 Performance Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005). (2)

10.7	Form of Restricted Stock Purchase Agreement under 2004 Performance Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005). (2)

10.8	Form of Indemnification Agreement with executive officers and directors of Registrant. (2)

10.9	Lease between the Registrant and Aetna Life Insurance Company dated September 13, 1996 for leased premises located at 15279 Alton Parkway, Suite 100, Irvine, California (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-34120) filed with the Commission on April 5, 2000).

10.9.1	First Amendment to Lease between the Registrant and Alton Plaza Property, Inc. dated June 27, 2001 for leased premises located at 15279 Alton Parkway, Suite 100, Irvine, California (Incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002).

10.9.2	Second Amendment to Lease between the Registrant and Alton Plaza Property, Inc. dated February 13, 2002 for leased premises located at 15279 Alton Parkway, Suite 100, Irvine, California (Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002).

10.9.3	Third Amendment to Lease between the Registrant and Alton Plaza Property, Inc. dated August 12, 2004 for leased premises located at 15279 Alton Parkway, Suite 100, Irvine California (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 13, 2004).

10.9.4	Fourth Amendment to Lease between the Registrant and Alton Plaza Property, Inc., dated for reference purposes only as of August 31, 2005, for the lease of office space located at 15273 Alton Parkway, Irvine, CA 92618 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 14, 2005).

10.10	Clinical Development Agreement dated as of November 3, 1998, by and between Covance, Inc. and the Registrant (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-34120) filed with the Commission on April 5, 2000).

10.11	License Agreement dated as of December 13, 2001, by and between Otsuka Pharmaceutical Co., Ltd., and the Registrant (Incorporated by reference to Exhibit 10.21 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 2, 2002). (1)

10.12	Supply Agreement dated as of December 13, 2001, by and between Otsuka Pharmaceutical Co., Ltd., and the Registrant (Incorporated by reference to Exhibit 10.22 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 2, 2002). (1)

10.13	Executive Employment Agreement dated December 21, 2001, by and between Vicente Anido, Jr., Ph.D. and the Registrant (Incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002). (2)

10.14	Executive Employment Agreement dated February 10, 2003, by and between Lauren P. Silvernail and the Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Commission on May 15, 2003). (2)

10.15	Stand-Alone Stock Option Agreement dated December 21, 2001, by and between Vicente Anido, Jr., Ph.D. and the Registrant (Incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002). (2)

10.16	Asset Purchase and Sale Agreement dated May 3, 2002, by and between the Registrant and AcSentient, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002).

10.17	Form of Change in Control Severance Agreement with Lauren Silvernail. (2)

10.18	Common Stock and Warrant Purchase Agreement dated September 19, 2002, by and between the Registrant and investors named therein (Incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on May 14, 2003).

10.19	Form of Warrant to be issued under the Common Stock and Warrant Purchase Agreement (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed with the Commission September 25, 2002).

10.20	Individual Non-Qualified Stock Option Agreement dated July 1, 2002, by and between Thomas A. Mitro and the Registrant (Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-103279) filed with the Commission on February 18, 2003). (2)

10.21	Individual Non-Qualified Stock Option Agreement dated August 5, 2002, by and between Kirk McMullin and the Registrant (Incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-103279) filed with the Commission on February 18, 2003). (2)

10.22	Bausch & Lomb Pharmaceuticals, Inc. Contract Manufacturing Supply Agreement dated November 25, 2002, by and between Bausch & Lomb Pharmaceuticals, Inc. and the Registrant (Incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on June 4, 2003).

10.23	Bausch & Lomb Pharmaceuticals, Inc. Contract Manufacturing Supply Agreement dated November 25, 2002, by and between Bausch & Lomb Pharmaceuticals, Inc. and the Registrant (Incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on June 4, 2003).

10.24	License Agreement dated January 29, 2002, by and between Eastern Virginia Medical School and AcSentient, Inc. (Incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on June 4, 2003). (1)

10.24.1	Addendum dated April 30, 2002, by and between Eastern Virginia Medical School and AcSentient, Inc. (Incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on April 30, 2003). (1)

10.24.2	Letter dated April 26, 2002 from AcSentient, Inc. to Eastern Virginia Medical School regarding consent to assignment of License Agreement (Incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on April 30, 2003).

10.25	Agreement dated April 17, 2002, by and between Senju Pharmaceutical Co., Ltd. and AcSentient, Inc. (Incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on June 4, 2003). (1)

10.25.1	Amendment to Timolol Agreement dated August 13, 2002, by and between Senju Pharmaceutical Co., Ltd. and the Registrant (Incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on April 30, 2003). (1)

10.26	License Agreement dated March 7, 2002, by and between Senju Pharmaceutical Co., Ltd and AcSentient, Inc. (Incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on June 4, 2003). (1)

10.26.1	Amendment to Bromfenac License Agreement dated August 13, 2002, by and between Senju Pharmaceutical Co., Ltd and the Registrant (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on April 30, 2003). (1)

10.27	Amended and Restated Supply Agreement dated June 16, 2004, by and between Biozyme Laboratories, Ltd. and the Registrant (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2004).

10.28	Technology License Agreement dated June 16, 2004, by and between Biozyme Laboratories, Ltd. and the Registrant (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2004).

10.29	Vitrase® Agreement dated September 27, 2004, by and between the Registrant and Allergan Sales, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed with the Commission on November 12, 2004). (1)

10.30	License Agreement dated November 17, 2004, by and between the Registrant and Senju Pharmaceuticals Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 28, 2004). (1)

10.31	Supply Agreement dated August 30, 2004, by and between the Registrant and Alliance Medical Products, Inc. (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2004 filed with the Commission on March 15, 2005). (1)

10.32	Loan and Security Agreement dated December 22, 2005, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2005).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to ISTA’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933.

(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 15(a)(3) of Form 10-K.