Form 10-Q
period 2006-03-31
ISTA PHARMACEUTICALS INC
filed 2006-05-10
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 1, 2006 was 25,917,508.

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$7,605	$6,510
Short-term investments	22,206	32,116
Accounts receivable, net of allowances of $145 in 2006 and $130 in 2005	3,254	1,804
Inventory, net	1,583	1,991
Other current assets	1,530	1,324

Total current assets	36,178	43,745
Property and equipment, net	1,980	1,330
Deposits and other assets	292	264

Total Assets	$38,450	$45,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,213	$2,599
Accrued compensation and related expenses	1,047	1,420
Accrued expenses — clinical trials	47	152
Line of credit	3,500	1,500
Current portion of long-term liabilities	304	375
Other accrued expenses	5,709	4,709

Total current liabilities	13,820	10,755
Deferred rent	220	217
Deferred income	3,924	3,994
Obligation under capital leases	112	38
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at March 31, 2006 and December 31, 2005; no shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2006 and December 31, 2005; 25,917,508 and 25,899,887 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	26	26
Additional paid in capital	257,575	256,960
Deferred compensation		(24)
Accumulated other comprehensive loss	(59)	(84)
Accumulated deficit	(237,168)	(226,543)

Total stockholders’ equity	20,374	30,335

Total Liabilities and Stockholders’ Equity	$38,450	$45,339

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Product sales, net	$5,479	$511
License revenue	69	69

Total revenue	5,548	580
Cost of products sold	1,936	366

Gross profit margin	3,612	214
Operating expenses:
Research and development	4,486	2,410
Selling, general and administrative	10,038	6,372

Total operating expenses	14,524	8,782

Loss from operations	(10,912)	(8,568)
Interest income	333	376
Interest expense	(40)	(17)

Net loss	$(10,619)	$(8,209)

Net loss per common share, basic and diluted	$(0.41)	$(0.34)

Shares used in computing net loss per common share, basic and diluted	25,911	24,348

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities
Net loss	$(10,619)	$(8,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	545	60
Depreciation and amortization	123	86
Changes in operating assets and liabilities:
Accounts receivable, net	(1,450)	(431)
Advanced payments — clinical trials and other accrued expenses	—	(294)
Inventory, net	408	(74)
Other current assets	(206)
Accounts payable	614	(148)
Accrued compensation and related expenses	(373)	(660)
Accrued expenses — clinical trials and other accrued expenses	895	(499)
Other liabilities	(91)	(3,592)
Deferred rent	3	56
Deferred income	(70)	36

Net cash used in operating activities	(10,221)	(13,669)

Investing Activities
Purchases of marketable securities	—	(23,249)
Maturities of marketable securities	9,928	—
Purchase of equipment	(773)	(121)
Deposits and other assets	(28)	—

Net cash provided by (used in) investing activities	9,127	(23,370)

Financing Activities
Proceeds from exercise of stock options	1	264
Obligation under capital lease	94	—
Proceeds from line of credit	2,000	—
Proceeds from issuance of common stock, net of issuance costs	94	52,930

Net cash provided by financing activities	2,189	53,194

Increase in Cash and Cash Equivalents	1,095	16,155
Cash and cash equivalents at beginning of period	6,510	9,506

Cash and Cash Equivalents At End of Period	$7,605	$25,661

See accompanying notes

ISTA Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. The Company

ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. The Company reincorporated in Delaware on August 4, 2000. Vitrase®, Istalol®, Xibrom™, Caprogel®, ISTA®, ISTA Pharmaceuticals® and the ISTA logo are the Company’s trademarks, either owned or under license.

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

2. Basis of Presentation

General

The Condensed Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, consisting of only normal, recurring accruals, necessary to present fairly the Company’s financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

In general, the Company is obligated to accept from its customers the return of pharmaceuticals that have reached their expiration date. The Company authorizes returns for damaged products and exchanges for expired products in accordance with its return goods policy and procedures, and has established reserves for such amounts at the time of sale. The Company launched its first marketed product, Istalol for the treatment of glaucoma, in the third quarter of 2004, its second product, Vitrase for use as a spreading agent, in the first quarter of 2005 and its third product, Xibrom for the treatment of ocular inflammation and pain following cataract surgery, in the second quarter of 2005. Actual Istalol, Vitrase and Xibrom returns have not exceeded the Company’s estimated allowances for returns.

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

4. Inventory

Inventory at March 31, 2006 consisted of $0.5 million of raw materials and $2.2 million of finished goods. Additionally, the Company recorded $1.1 in inventory reserves. Inventory at December 31, 2005 consisted of $0.6 million in raw materials and $2.7 million of finished goods and $1.3 million in inventory reserves.

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

5. Comprehensive Income (Loss)

Statement of Financial Accounting Standard, or SFAS, No. 130, “Reporting Comprehensive Income”, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the three-month period ended March 31, 2006 and 2005 was $10.6 million and $8.2 million, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

6. Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123(R), consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation, in prior periods. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and employee stock purchase plan (ESPP) shares that are ultimately expected to vest as the requisite service is rendered. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value measured under SFAS No. 123. The Company has recorded an incremental $0.5 million of stock-based compensation expense during the first quarter of 2006 as a result of the adoption of SFAS No. 123(R). Net loss per share, basic and diluted, were each increased by $0.02 in the first quarter of 2006 as a result of the adoption of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation —

Transition and Disclosure, as if the fair-value-based method had been applied in measuring stock-based compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was not less than the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net loss and basic and diluted net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation during the three months ended March 31, 2005 (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Reported net loss	$(8,209)
Add: Stock-based employee compensation expense included in net loss attributable to common shareholders	60
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(665)

Pro forma net loss	$(8,814)

Net loss per share, basic and diluted, as reported	$(0.34)

Pro forma net loss per share, basic and diluted	$(0.36)

SFAS No. 123(R) requires the use of a valuation model to calculate the fair-value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period generally commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The expected life of an award is calculated using the simplified method based on the terms and conditions of the options in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The forfeiture rate is based on historical data and stock-based compensation expense is recorded only for those awards that are expected to vest.

For the purposes of calculating pro-forma information under SFAS No. 123(R) for periods prior to January 1, 2006, forfeiture were accounted for as they occurred. For periods subsequent to January 1, 2006, the total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The assumptions used for the three months ended March 31, 2006 and March 31, 2005 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Interest rate	4.4%	3.0%
Volatility	103.5%	73.0%
Expected life	6 years	4 years
Expected dividend yield	0%	0%
Weighted average fair value of options granted	$6.73	$10.20
Weighted average fair value of employee stock purchases	$6.67	$10.34
Weighted average fair value of options cancelled or forfeited	$7.17	$21.13

The following table summarizes stock options outstanding at March 31, 2006:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 3.49 - $ 3.49	1,367,710	6.71	$3.49	1,195,672	$3.49
$ 4.20 - $ 6.65	679,808	8.71	$5.93	200,769	$5.18
$ 6.68 - $ 6.92	461,400	9.41	$6.80	62,494	$6.90
$ 6.96 - $ 9.41	674,222	7.93	$8.57	319,082	$8.48
$ 9.57 - $ 10.27	449,601	8.73	$10.18	130,452	$10.19
$ 10.30 - $ 20.00	495,072	7.98	$12.82	271,388	$14.51
$ 21.50 - $ 30.00	13,600	4.78	$25.92	9,000	$27.67
$ 32.10 - $ 32.10	1,000	5.15	$32.10	1,000	$32.10
$ 33.75 - $ 33.75	850	5.01	$33.75	850	$33.75
$ 51.25 - $ 51.25	4,600	4.93	$51.25	4,600	$51.25

$ 3.49 - $ 51.25	4,147,863	7.90	$7.06	2,195,307	$6.45

At March 31, 2006, the aggregate intrinsic values of options outstanding was $29.3 million and the aggregate intrinsic value of options exercisable was $14.2 million.

Stock option activity under our stock option plans was as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2006	3,572,544	$7.13
Granted	685,749	$6.73
Exercised	(292)	$3.49
Canceled or forfeited	(110,138)	$7.17

Options outstanding at March 31, 2006	4,147,863	$7.06

Options exercisable at March 31, 2006	2,195,307	$6.45

The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 was $6.73 and $10.20, respectively.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1,948 and $538,013, respectively.

At March 31, 2006, there was $5.9 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of 6 years.

7. Restricted Stock Awards

During the first quarter of 2006 the Company granted a total of 68,180 shares of restricted common stock to employees (including a total of 46,200 shares of restricted common stock to its officers) under the Company’s 2004 Performance Incentive Plan, as amended. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of four years.

The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as additional paid-in capital. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $15,000 for the three months ended March 31, 2006. As of March 31, 2006, there was approximately $0.4 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

8. Net Loss Per Share

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

9. Executive Employment Agreements

The Company has entered into agreements with each of its officers which provides that any unvested stock options and restricted shares then held by such officer will become fully vested and, with respect to stock options, immediately exercisable, in the event of a change in control of the Company and, in certain instances, if within twenty-four months following such change in control such officer’s employment is terminated by the Company without cause or such officer resigns for good reason within sixty days of the event forming the basis for such good reason termination.

10. Commitments and Contingencies

The Company is subject to routine claims and litigation incidental to its business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on the operating results or financial position of the Company.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the audited financial statements and the notes thereto and disclosures made under the captions, “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements”, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We are a specialty pharmaceutical company focused on the commercialization and development of unique and uniquely improved products for serious conditions of the eye. We currently have three products available for sale in the United States: (i) Istalol for the treatment of glaucoma, (ii) Vitrase for use as a spreading agent, and (iii) Xibrom for the treatment of ocular inflammation and pain following cataract surgery. We also have several product candidates in various stages of development. While we currently have three products available for sale, we have not generated significant revenues from sales of our products. We have incurred losses since inception and had an accumulated deficit of $237.2 million through March 31, 2006.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Quarterly Report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in the accompanying Notes to Condensed Consolidated Financial Statements. Included within these policies are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain and are outlined in our Annual Report on Form 10-K, for the year ended December 31, 2005, and have not changed significantly. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition.

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

Inventory relates to Istalol, for the treatment of glaucoma; Vitrase, lyophilized 6,200 USP units multi-purpose vial and Vitrase 200 USP units/ml for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs; and Xibrom, for the treatment of ocular inflammation and pain following cataract surgery. Inventories, net of allowances, are stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility, forfeiture rates, and expected option life. If any of these assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Three Months Ended March 31, 2006 and 2005

Revenue. Net revenue for the three months ended March 31, 2006 was $5.55 million, as compared to $0.6 million for the same period in 2005. The increase was primarily attributed to the increase in product sales, including Xibrom, which received FDA approval for an expanded indication to treat pain following cataract surgery in January 2006. Net product sales for the first quarter of 2006 were $5.48 million, as compared to $0.5 million for the first quarter of 2005. Net product sales for the first quarter of 2006 included Xibrom™ net sales of $2.9 million, Istalol® net sales of $1.8 million and Vitrase® net sales of $0.8 million, as compared to zero, $0.1 million and $0.4 million for the first quarter of 2005, respectively. Xibrom was not launched until the second quarter of 2005 and therefore had no sales in the first quarter of 2005.

In addition to product revenues during the three months ended March 31, 2006, we reported license revenue of $69,000 for both the three months ended March 31, 2006 and 2005, which reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

Cost of products sold. Cost of products sold was $1.9 million for the three months ended March 31, 2006, as compared to $0.4 million for the three months ended March 31, 2005. Cost of products sold for the first quarter of 2006 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, and other costs of products sold. The increase in cost of products sold in 2006 was primarily the result of increased product sales. Product gross margin for the three month period ended March 31, 2006 was $3.5 million, or 65%, as compared to $0.2 million, or 28%, for the three months ended March 31, 2005. The increase in product gross margin is primarily due to the addition of Xibrom to ISTA’s marketed products and the growth in revenue for both Istalol and Vitrase.

We anticipate our product gross margin for 2006 will be approximately 65% to 69%, subject to product mix.

Research and development expenses. Research and development expenses for the three months ended March 31, 2006 were $4.5 million, as compared to $2.4 million for the three months ended March 31, 2005. Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial scale manufacturing capabilities for Vitrase, Istalol and Xibrom.

We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs and medical affairs costs. For the three months ended March 31, 2006, approximately 30% of our research and development expenditures were for clinical development costs, 19% were for regulatory costs, 8% were for pharmaceutical development costs, 29% were for manufacturing development costs and approximately 14% were for medical affairs costs.

Changes in our research and development expenses consisted of the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for 2006 increased by $0.9 million from 2005. The increase in clinical costs in 2006 was primarily due to the cost for completion of our ecabet sodium Phase IIb study and our combination product (tobramycin/prednisolane acetate) Phase III study.

•	Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, for 2006 increased by $0.3 million from 2005. The increase was primarily attributable to work on certain pipeline products.

•	Manufacturing Development Costs — Contract manufacturing costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for 2006 increased by $0.5 million from 2005. The increase was primarily attributable to the scale up of activities associated with certain commercial and pipeline products.

•	Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for 2006 increased by $0.4 million from 2005. The increase was due to the scale up of the department, increasing the personnel and related costs.

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

We anticipate our research and development expenses for 2006 will be approximately $16.0 to $19.0 million, assuming our existing product development programs progress as currently expected.

Selling, general and administrative expenses. Selling, general and administrative expenses were $10.0 million in the first quarter of 2006, as compared to $6.4 million for the first quarter of 2005. Of the $3.6 million increase in selling, general and administrative expenses, $2.4 million relates to sales and marketing expenses associated with the Company’s three approved products, including an increase in sales personnel, $0.7 million is attributable to increases in personnel expenses and other general corporate expenses principally related to facility costs and $0.5 million related to stock based compensation expense arising from the adoption of SFAS No. 123(R).

We anticipate our selling, general and administrative expenses for 2006 will be approximately $35.0 to $38.0 million, excluding stock compensation expense which we estimate will be approximately $2.0 to $2.5 million for 2006, as a result of the adoption of SFAS No. 123(R).

Interest income. Interest income was $0.3 million for the three months ended March 31, 2006 compared to $0.4 million for the three months ended March 31, 2005. The decrease in interest income was primarily attributable to lower cash balances offset by higher rates of return for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.

Interest expense. Interest expense was $40,000 for the three months ended March 31, 2006, as compared to $17,000 for the three months ended March 31, 2005. Interest expense incurred during the first quarter of 2006 was primarily attributable to the interest on the outstanding amounts under our credit facility.

Liquidity and Capital Resources

As of March 31, 2006, we had approximately $29.8 million in cash, cash equivalents and short-term investments and working capital of $22.4 million. Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2000, we have received gross proceeds of approximately $201.3 million from sales of our common stock and the issuance of promissory notes. In addition, we received $5.0 million from a licensing arrangement entered into in 2001.

In December 2005, we entered into a revolving credit facility, whereby we may borrow up to $10.0 million. As of March 31, 2006, we had $6.5 million available for borrowing under the credit facility. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate or, at our option, LIBOR plus 2.5%, which is payable on a monthly basis. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and maximum losses during any calendar quarter. As of March 31, 2006, we were in compliance with all of the covenants with the exception of two non-financial covenants, under the credit facility. A waiver was obtained for those items of non-compliance. All amounts owing under the credit facility will become due and payable on January 31, 2007.

Additionally, in April 2006, we entered into a credit arrangement whereby we may borrow up to $1.2 million to finance the purchase of certain capital equipment. The outstanding amounts under this arrangement will become due and payable three years from the purchase date of the equipment. No amounts were drawn on this arrangement at March 31, 2006.

For the three months ended March 31, 2006, we used $10.2 million of cash for operations principally as a result of the net loss of $10.6 million. For the three months ended March 31, 2005, we used approximately $13.7 million of cash for operations.

For the three months ended March 31, 2006, we received $9.1 million of cash from investing activities, primarily due to the maturities of our short-term investment securities. For the three months ended March 31, 2005, we used $23.4 million of cash from investing activities, primarily due to the purchase of our short-term investment securities.

For the three months ended March 31, 2006, we received $2.2 million from financing activities, primarily as a result of $2.0 million of borrowing under the credit facility. For the three months ended March 31, 2005, we received $53.2 million from financing activities, primarily as a result of the sale of an aggregate of 6,325,000 shares of common stock for an aggregate purchase price of $56.2 million, before offering expenses and underwriting discounts.

We believe that our existing cash balances, together with amounts available for borrowing under our credit facility, will be sufficient to fund our operations for the next twelve months. However, our actual future capital requirements will depend on many factors, including the following:

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2006 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of March 31, 2006, we have not used derivative instruments or engaged in hedging activities.

All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the lender’s prime rate or, at our option, LIBOR plus 2.5%, which is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of March 31, 2006, we had $3.5 million outstanding under our credit facility. We estimate that a 10% change in interest rates on our credit facility would not have had a material effect on our net loss for the three months ended March 31, 2006.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

Item 4	Disclosure Controls and Procedures

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

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 – 5.	Not applicable.

Item 6	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISTA PHARMACEUTICALS, INC.
(Registrant)

Dated: May 10, 2006	/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

Dated: May 10, 2006	/s/ Lauren P. Silvernail
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