Form 10-Q
period 2006-06-30
ISTA PHARMACEUTICALS INC
filed 2006-08-09
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 31, 2006 was 25,928,096.

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$31,562	$6,510
Short-term investments	19,362	32,116
Accounts receivable, net of allowances of $106 in 2006 and $130 in 2005	4,830	1,804
Inventory, net	1,826	1,991
Other current assets	1,007	1,324

Total current assets	58,587	43,745
Property and equipment, net	2,019	1,330
Restricted cash	6,400	—
Deposits and other assets	3,126	264

Total Assets	$70,132	$45,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,329	$2,599
Accrued compensation and related expenses	1,545	1,420
Accrued expenses — clinical trials	5	152
Line of credit	3,500	1,500
Current portion of long-term liabilities	241	375
Current portion of obligation under capital lease	23	—
Other accrued expenses	6,148	4,709

Total current liabilities	13,791	10,755
Deferred rent	221	217
Deferred income	3,750	3,994
Obligation under capital leases	45	38
Long-term liabilities	383	—
Convertible notes	40,000	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at June 30, 2006 and December 31, 2005; no shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2006 and December 31, 2005; 25,919,086 and 25,899,887 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	26	26
Additional paid in capital	258,268	256,960
Deferred compensation	—	(24)
Accumulated other comprehensive loss	(38)	(84)
Accumulated deficit	(246,314)	(226,543)

Total stockholders’ equity	11,942	30,335

Total Liabilities and Stockholders’ Equity	$70,132	$45,339

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Product sales, net	$7,524	$2,740	$13,003	$3,251
License revenue	70	70	139	139

Total revenue	7,594	2,810	13,142	3,390
Cost of products sold	2,459	977	4,395	1,343

Gross profit margin	5,135	1,833	8,747	2,047
Operating expenses:
Research and development	4,753	4,452	9,239	6,862
Selling, general and administrative	9,622	8,279	19,660	14,651

Total operating expenses	14,375	12,731	28,899	21,513

Loss from operations	(9,240)	(10,898)	(20,152)	(19,466)
Interest income	245	462	578	838
Interest expense	(157)	—	(197)	(17)

Net loss	$(9,152)	$(10,436)	$(19,771)	$(18,645)

Net loss per common share, basic and diluted	$(0.35)	$(0.40)	$(0.76)	$(0.74)

Shares used in computing net loss per common share, basic and diluted	25,918	25,845	25,915	25,101

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities
Net loss	$(19,771)	$(18,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,231	104
Amortization of deferred financing costs	12	—
Depreciation and amortization	252	169
Changes in operating assets and liabilities:
Accounts receivable, net	(3,026)	(4,686)
Inventory, net	165	(1,009)
Other current assets	317	(276)
Accounts payable	(270)	368
Accrued compensation and related expenses	125	(331)
Accrued expenses — clinical trials and other accrued expenses	1,292	1,648
Other liabilities	249	(3,683)
Deferred rent	4	80
Deferred income	(244)	1,417

Net cash used in operating activities	(19,664)	(24,844)

Investing Activities
Purchases of marketable securities	(6,513)	(56,344)
Maturities of marketable securities	19,313	20,039
Purchase of equipment	(941)	(494)
Restricted cash	(6,400)	—
Deposits and other assets	(174)	(72)

Net cash provided by (used in) investing activities	5,285	(36,871)

Financing Activities
Proceeds from exercise of stock options	7	267
Obligation under capital lease	30	50
Proceeds from issuance of convertible note, net	40,000	—
Financing costs	(2,700)	—
Proceeds from line of credit	2,000	—
Proceeds from issuance of common stock, net of issuance costs	94	52,922

Net cash provided by financing activities	39,431	53,239

Increase (Decrease) in Cash and Cash Equivalents	25,052	(8,476)
Cash and cash equivalents at beginning of period	6,510	9,506

Cash and Cash Equivalents At End of Period	$31,562	$1,030

See accompanying notes

ISTA Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. The Company

ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. The Company reincorporated in Delaware on August 4, 2000. Vitrase®, Istalol®, Xibrom™, Caprogel®, T-Pred™, ISTA®, ISTA Pharmaceuticals® and the ISTA logo are the Company’s trademarks, either owned or under license.

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

During the second quarter of 2006, the Company:

•	exclusively licensed from Senju Pharmaceutical, Co., Ltd. the North American rights to two product candidates, iganidipine, a calcium channel blocker, and a formulation of latanoprost, a prostaglandin. Both product candidates are under investigation for the treatment of glaucoma, and, if approved, will be complementary to Istalol. In accordance with the license agreements, ISTA will pay Senju an upfront payment and development and approval milestones of approximately $8.0 million for each of the two product candidates, in addition to royalties on future product sales.

•	announced that it had initiated Phase III clinical studies for a new, once-daily formulation of Xibrom.

•	completed a private placement of $40.0 million in aggregate principal amount of senior subordinated convertible notes. The notes will pay interest quarterly at an annual rate of 8% and will be convertible into ISTA common stock at an initial conversion price of $7.75 per share, subject to certain adjustments. ISTA expects to use the proceeds from this financing for general corporate purposes, including expansion and acceleration of the development activities for the Company’s product pipeline.

During the third quarter of 2006, the Company:

•	announced that the Company had filed a New Drug Application (“NDA”), with the U.S. Food and Drug Administration (the “FDA”), for its investigational ophthalmic product, T-Pred, containing tobramycin and prednisolone acetate in a fixed combination. The Company is seeking approval for T-Pred as a treatment for inflammatory ocular conditions for which a corticosteroid is indicated and where bacterial ocular infections or a risk of bacterial infections exists.

•	exclusively licensed from Senju certain North American rights to an eye drop formulation of bepotastine, an investigational ophthalmic treatment for the treatment of allergic conjunctivitis. Bepotastine now marks the Company’s entrance into the ophthalmic allergy market. In accordance with the license agreement, ISTA will pay Senju an upfront payment and development and approval milestones of approximately $8.0 million, in addition to royalties on future product sales.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, consisting of only normal, recurring accruals, necessary to present fairly the Company’s financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year.

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

Revenue Recognition

Product revenue. The Company recognizes revenue from product sales, in accordance with Statement of Financial Accounting Standard (“SFAS”), No. 48 “Revenue Recognition When Right of Return Exists”, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and the Company is reasonably assured of collecting the resulting receivable. The Company recognizes product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. Such estimates require the most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Actual results may differ significantly from the Company’s estimates. Changes in estimates and assumptions based upon actual results may have a material impact on the Company’s results of operations and/or financial condition.

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

License revenue. The Company recognizes revenue consistent with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”), No. 104, “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless the amounts received are creditable against royalties or the Company has ongoing performance obligations. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying the Company’s revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

Inventories

Inventory at June 30, 2006 consisted of $0.8 million of raw materials, $2.3 million of finished goods and $1.3 million in inventory reserves. Inventory at December 31, 2005 consisted of $0.6 million in raw materials and $2.7 million of finished goods and $1.3 million in inventory reserves.

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

Inventories are reviewed periodically for slow-moving or obsolete status. The Company adjusts its inventory to reflect situations in which the cost of inventory is not expected to be recovered. The Company would record a reserve to adjust inventory to its net realizable value if: (1) a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, (2) when a product is close to expiration and not expected to be sold, (3) when a product has reached its expiration date (4) or when a product is not expected to be saleable. In determining the reserves for these products, the Company considers factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. ISTA has evaluated the current level of inventory considering historical trends and other factors, and based on its evaluation, has recorded adjustments to reflect inventory at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require ISTA to make assessments about the future demand for its products in order to categorize the status of such inventory items as slow-moving, obsolete or in excess-of-need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends, competition and other factors. If the Company over or under estimates the amount of inventory that will not be sold prior to expiration, there may be a material adverse impact on its consolidated financial condition and results of operations.

Additionally, $1.1 million of the $1.3 million total inventory reserve relates to Vitrase 6200. At December 31, 2005 the Vitrase 6200 reserve was $517,000 and additional reserves in the amount of $161,000 and $384,000 were added during the quarters ended March 31, 2006 and June 30, 2006, respectively. The Company’s ability to recover the remaining unreserved value of Vitrase 6200, totaling $301,000, is dependent upon its ability to meet its current forecasted sales of Vitrase 6200. Also, if the remaining unreserved value is reserved in subsequent quarters during 2006 and the Company experiences higher than forecasted sales in 2007, the Company may record product sales for Vitrase 6200 with no associated cost of goods sold.

Comprehensive Income (Loss)

Statement of Financial Accounting Standard (“SFAS”), No. 130, “Reporting Comprehensive Income”, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the six-month period ended June 30, 2006 and 2005 was $19.7 million and $18.6 million, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123(R), consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation”, in prior periods. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and Employee Stock Purchase Plan (“ESPP”) shares that are ultimately expected to vest as the requisite service is rendered. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value measured under SFAS No. 123. The Company has recorded an incremental $1.2 million of stock-based compensation expense during the six months ended June 30, 2006 as a result of the adoption of SFAS No. 123(R), which reduced income from continuing operations and net income by $1.2 million and increased cash flow from operations by $1.2 million. Net loss per share, basic and diluted, was each increased by $0.05 in the first half of 2006 as a result of the adoption of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, as if the fair-value-based method had been applied in measuring stock-based compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was not less than the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net loss and basic and diluted net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation during the six months ended June 30, 2005 (in thousands, except per share amounts):

Six Months Ended June 30, 2005
Reported net loss	$(18,645)
Add: Stock-based employee compensation expense included in net loss attributable to common shareholders	104
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,445)

Pro forma net loss	$(19,986)

Net loss per share, basic and diluted, as reported	$(0.74)

Pro forma net loss per share, basic and diluted	$(0.80)

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

For the purposes of calculating pro-forma information under SFAS No. 123(R) for periods prior to January 1, 2006, forfeitures were accounted for as they occurred. For periods subsequent to January 1, 2006, the total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The assumptions used for the six months ended June 30, 2006 and June 30, 2005 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Six Months Ended
	June 30, 2006	June 30, 2005
Interest rate	5.0%	3.0%
Volatility	101.7%	73.0%
Expected life	6 years	4 years
Expected dividend yield	0%	0%
Weighted average fair value of options granted	$6.65	$9.77
Weighted average fair value of employee stock purchases	$6.09	$10.33
Weighted average fair value of options cancelled or forfeited	$7.69	$12.10

The following table summarizes stock options outstanding at June 30, 2006:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 3.49 -$ 3.49	1,366,132	6.46	$3.49	1,251,436	$3.49
$ 4.20 - $ 6.01	431,825	7.87	$5.41	204,684	$5.09
$ 6.05 - $ 6.77	660,760	9.61	$6.69	58,582	$6.70
$ 6.79 - $ 8.65	425,247	7.65	$7.48	240,272	$7.38
$ 8.85 - $ 10.12	429,262	7.86	$9.44	218,177	$9.42
$ 10.17 - $ 10.41	503,075	8.48	$10.27	177,369	$10.27
$ 10.45 - $ 30.00	355,408	7.27	$14.34	245,804	$15.59
$ 32.10 - $ 32.10	1,000	4.90	$32.10	1,000	$32.10
$ 33.75 - $ 33.75	850	4.76	$33.75	850	$33.75
$ 51.25 - $ 51.25	4,600	4.68	$51.25	4,600	$51.25

$ 3.49 - $ 51.25	4,178,159	7.68	$7.02	2,402,774	$6.48

At June 30, 2006, the aggregate intrinsic value of options outstanding was $29.3 million and the aggregate intrinsic value of options exercisable was $15.6 million.

Stock option activity under our stock option plans was as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2006	3,572,544	$7.13
Granted	769,124	$6.65
Exercised	(1,870)	$3.49
Canceled or forfeited	(161,639)	$7.72

Options outstanding at June 30, 2006	4,178,159	$7.02

Options exercisable at June 30, 2006	2,402,774	$6.48

The weighted average fair value of options granted during the six months ended June 30, 2006 and 2005 was $6.65 and $9.77, respectively.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $11,390 and $588,382, respectively.

At June 30, 2006, there was $5.5 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of 6 years.

Restricted Stock Awards

During the second quarter of 2006 the Company granted a total of 10,000 shares of restricted common stock to employees under the Company’s 2004 Performance Incentive Plan, as amended. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of four years.

The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as additional paid-in capital. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $32,000 for the three months ended June 30, 2006. As of June 30, 2006, there was approximately $0.5 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

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

In April 2006, we entered into a credit arrangement under which we may borrow up to $1.2 million to finance the purchase of capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the date of each loan schedule. As of June 30, 2006 $0.5 million was outstanding under this arrangement.

In June 2006, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”) to sell and issue to the Purchasers in reliance on Section 4(2) of the Securities Act of 1933, as amended, an aggregate of $40.0 million in principal amount of the Company’s Senior Subordinated Convertible Notes (the “Notes”), bearing 8% interest per annum payable quarterly in cash in arrears beginning October 1, 2006.

The Notes are convertible, at any time following their issuance, into shares of common stock of the Company, $0.001 par value per share, at an initial conversion price of $7.75 per share, subject to certain adjustments.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the audited financial statements and the notes thereto and disclosures made under the captions, “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements”, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and under Item 1A “Risk Factors” of this Quarterly Report.

Overview

We are a specialty pharmaceutical company focused on the commercialization and development of unique and uniquely improved ophthalmic products for serious diseases and conditions of the eye. We currently have three products available for sale in the United States: (i) Istalol for the treatment of glaucoma, (ii) Vitrase for use as a spreading agent, and (iii) Xibrom for the treatment of ocular inflammation and pain following cataract surgery. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $246.3 million through June 30, 2006.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Other than the adoption of Statement of Financial Accounting Standard No. 123 (revised) “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”), there have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2005, nor have we adopted any accounting policy that has or will have a material impact on our condensed consolidated financial statements. For further discussion of our accounting policies see Note 2 Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and throughout the Notes to the Consolidated Financial Statements for our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

We believe that the critical accounting policies that most impact the consolidated financial statements are as described below.

Revenue Recognition

Product Revenue. We recognize revenue from product sales, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 48 “Revenue Recognition When Right of Return Exists”, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. If actual future payments for allowances for discounts, returns, rebates and chargebacks exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted. In general, we are obligated to accept from our customers the return of pharmaceuticals that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established reserves for such amounts at the time of sale. We launched our first product, Istalol, in the third quarter of 2004, our second product, Vitrase, in the first quarter of 2005, and our third product, Xibrom, in the second quarter of 2005. With the launch of each of our products, we recorded a sales return allowance, which was larger for stocking orders than subsequent re-orders. To date, actual Istalol, Vitrase and Xibrom returns have not exceeded our estimated allowances for returns. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns exceed our estimated allowances for returns.

License Revenue. We recognize revenue consistent with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless the amounts received are creditable against royalties or we have ongoing performance obligations. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

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

Inventories are reviewed periodically for slow-moving or obsolete status. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We would record a reserve to adjust inventory to its net realizable value if: (1) a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, (2) when a product is close to expiration and not expected to be sold, (3) when a product has reached its expiration date (4) or when a product is not expected to be saleable. In determining the reserves for these products, we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, have recorded adjustments to reflect inventory at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about the future demand for our products in order to categorize the status of such inventory items as slow moving, obsolete or in excess of need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends, competition or other factors. If we over or under estimate the amount of inventory that will not be sold prior to expiration, there may be a material adverse impact on our consolidated financial condition and results of operations.

Additionally, $1.1 million of the $1.3 million total inventory reserve relates to Vitrase 6200. At December 31, 2005 the Vitrase 6200 reserve was $517,000 and additional reserves in the amount of $161,000 and $384,000 were added during the quarters ended March 31, 2006 and June 30, 2006, respectively. Our ability to recover the remaining unreserved value of Vitrase 6200, totaling $301,000, is dependent upon our ability to meet our current forecasted sales of Vitrase 6200. Also, if the remaining unreserved value is reserved in subsequent quarters during 2006 and we experience higher than forecasted sales in 2007, we may record product sales for Vitrase 6200 with no associated cost of goods sold.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility, forfeiture rates, and expected option life. If any of these assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Results of Operations

Three Months Ended June 30, 2006 and 2005

Revenue. Net revenue for the three months ended June 30, 2006 was $7.6 million, as compared to $2.8 million for the same period in 2005. The increase was primarily attributed to the increase in product sales. Net product sales for the second quarter of 2006 included Xibrom™ net sales of $4.3 million, Istalol® net sales of $2.1 million and Vitrase® net sales of $1.1 million, as compared to $1.9 million, $0.2 million and $0.6 million for the second quarter of 2005, respectively.

In addition to product revenues during the three months ended June 30, 2006, we reported license revenue of $70,000 for both the three months ended June 30, 2006 and 2005, which reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

Cost of products sold. Cost of products sold was $2.5 million for the three months ended June 30, 2006, as compared to $1.0 million for the three months ended June 30, 2005. Cost of products sold for the second quarter of 2006 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, and other costs of products sold. The increase in cost of products sold in 2006 was primarily the result of increased product sales. Product gross margin for the three month period ended June 30, 2006 was $5.1 million, or 67%, as compared to $1.8 million, or 64%, for the three months ended June 30, 2005. The increase in product gross margin is attributable to increased sales of higher gross margin products, Xibrom and Istalol, and the impact of product price increases implemented during the first quarter of 2006.

We anticipate our product gross margin for 2006 will be approximately 65% to 69%, subject to proportion or mix of products sold.

Research and development expenses. Research and development expenses for the three months ended June 30, 2006 were $4.8 million, as compared to $4.5 million for the three months ended June 30, 2005. The overall increase in research and development expenses is attributable mainly to the filing of the T-Pred NDA with the FDA, the commencement of our Xibrom once-daily Phase III clinical trials and upfront payments accrued during the second quarter of 2006 for the in-licensing of our two glaucoma product candidates offset by the Xibrom approval milestone payment during the second quarter of 2005. Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial scale manufacturing capabilities for Vitrase, Istalol and Xibrom.

We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, medical affairs costs. In addition, we also record as research and development expenses any up front and milestone payments that have accrued to third parties prior to regulatory approval of a product candidate under our licensing agreements. For the three months ended June 30, 2006, approximately 22% of our research and development expenditures were for clinical development costs, 27% were for regulatory costs, 10% were for pharmaceutical development costs, 22% were for manufacturing development costs, 13% were for medical affairs costs and approximately 6% were for up front payments for the in-licensing of the two glaucoma product candidates.

Changes in our research and development expenditures pertaining to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs and medical affairs costs for the three months ended June 30, 2006 compared with the same period in 2005 consisted of the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for 2006 decreased by $0.2 million from 2005. The decrease in clinical costs in 2006 was primarily due to timing of clinical trials. During the second quarter of 2005, we incurred clinical trial costs associated with the Phase IIb study for ecabet sodium and during the second quarter of 2006, we commenced the Xibrom once-daily Phase III study.

•	Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, for 2006 increased by $0.6 million from 2005. The increase was primarily attributable to work on certain pipeline products and a filing fee paid to the FDA for the T-Pred NDA.

•	Manufacturing Development Costs — Contract manufacturing costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for 2006 increased by $0.6 million from 2005. The increase was primarily attributable to the scale up of activities associated with certain commercial and pipeline products.

•	Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for 2006 increased by $0.2 million from 2005. The increase was due to the scale up of the department, increasing the personnel and other related costs.

•	Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for 2006 remained unchanged from 2005.

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

We anticipate our research and development expenses for 2006 will be approximately $19 to $24 million, assuming our existing product development programs progress as currently expected. Our anticipated research and development expenses for 2006 reflect the additions to our product development programs of the three product candidates recently in-licensed from Senju as well as additional development activities related to Xibrom line extensions.

Selling, general and administrative expenses. Selling, general and administrative expenses were $9.6 million in the second quarter of 2006, as compared to $8.3 million for the second quarter of 2005. Of the $1.3 million increase in selling, general and administrative expenses, $0.3 million relates to sales and marketing expenses associated with the Company’s three approved products, $0.3 million is attributable to increases in other general corporate expenses and $0.7 million related to stock based compensation expense arising from the adoption of SFAS No. 123(R).

We anticipate our selling, general and administrative expenses for 2006 will be approximately $35 to $38 million, excluding stock compensation expense which we estimate will be approximately $2.5 to $3.0 million (or $0.10 to $0.12 per share) for 2006, as a result of the adoption of SFAS No. 123(R).

Interest income. Interest income was $0.2 million for the three months ended June 30, 2006 compared to $0.5 million for the three months ended June 30, 2005. The decrease in interest income was primarily attributable to lower cash balances offset by higher rates of return for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005.

Interest expense. Interest expense was $157,000 for the three months ended June 30, 2006. There was no interest expense recorded for the three months ended June 30, 2005. Interest expense incurred during the second quarter of 2006 was primarily attributable to the interest on the outstanding amounts under our credit facility, the amortization of the deferred financing costs associated with the issuance of $40.0 million of senior subordinated convertible notes during June 2006 and the interest recorded on these outstanding senior subordinated convertible notes.

We anticipate interest expense for 2006 to increase by $0.9 million on a quarterly basis as a result of (1) interest accrued on the $40.0 million of senior subordinated convertible notes, which bear interest at a rate of 8%, payable quarterly and (2) the amortization of the deferred financing costs related to the convertible notes, for a period of five years beginning June 2006.

Six Months Ended June 30, 2006 and 2005

Revenue. Net revenue for the six months ended June 30, 2006 was $13.1 million, as compared to $3.4 million for the same period in 2005. The increase was primarily attributed to the increase in product sales, including Xibrom, which received FDA approval for an expanded indication to treat pain following cataract surgery in January 2006. Net product sales for the six months ended June 30, 2006 were $13.0 million, as compared to $3.3 million for the six months ended June 30, 2005. Net product sales for the six months ended June 30, 2006 included Xibrom™ net sales of $7.3 million, Istalol® net sales of $3.9 million and Vitrase® net sales of $1.8 million, as compared to $1.9 million, $0.3 million and $1.1 million for the six months ended June 30, 2005, respectively. Xibrom was not launched until the second quarter of 2005.

In addition to product revenues during the six months ended June 30, 2006, we reported license revenue of $139,000 for both the six months ended June 30, 2006 and 2005, which reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

Cost of products sold. Cost of products sold was $4.4 million for the six months ended June 30, 2006, as compared to $1.3 million for the six months ended June 30, 2005. Cost of products sold for the first half of 2006 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, and other costs of products sold. The increase in cost of products sold in 2006 was primarily the result of increased product sales. Product gross margin for the six month period ended June 30, 2006 was $8.6 million, or 66%, as compared to $1.9 million, or 59%, for the six months ended June 30, 2005. The increase in product gross margin is attributable to increased sales of higher gross margin products, Xibrom and Istalol, and the impact of product price increases implemented during the first quarter of 2006.

Research and development expenses. Research and development expenses for the six months ended June 30, 2006 were $9.2 million, as compared to $6.9 million for the six months ended June 30, 2005. The overall increase in research and development expenses is attributable mainly to the filing of the T-Pred NDA with the FDA, the commencement of our Xibrom once-daily Phase III clinical trials, the overall increase in personnel costs and the up front payments accrued during the second quarter of 2006 for the in-licensing of our two glaucoma product candidates offset by the Xibrom approval milestone payment during the second quarter of 2005.

For the six months ended June 30, 2006, approximately 26% of our research and development expenditures were for clinical development costs, 23% were for regulatory costs, 9% were for pharmaceutical development costs, 26% were for manufacturing development costs, 13% were for medical affairs costs and approximately 3% were for up front payments for the in-licensing of the two glaucoma product candidates.

Changes in our research and development expenditures pertaining to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs and medical affairs costs for the six months ended June 30, 2005 consisted of the following:

•	Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for 2006 increased by $0.7 million from 2005. The increase in clinical costs in 2006 was primarily due to timing of clinical trials. During the first half of 2005, we incurred clinical trial costs associated with the Phase IIb study for ecabet sodium and during the first half of 2006 we filed an NDA for T-Pred with the FDA and commenced the Xibrom once-daily Phase III study.

•	Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, for 2006 increased by $0.9 million from 2005. The increase was primarily attributable to work on certain pipeline products and filing fee paid to the FDA for the T-Pred NDA.

•	Manufacturing Development Costs — Contract manufacturing costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for 2006 increased by $1.2 million from 2005. The increase was primarily attributable to the scale up of activities associated with certain commercial and pipeline products.

•	Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for 2006 increased by $0.6 million from 2005. The increase was due to the scale up of the department, increasing the personnel and other related costs.

•	Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for 2006 remained unchanged from 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses were $19.7 million in the first half of 2006, as compared to $14.7 million for the first half of 2005. Of the $5.0 million increase in selling, general and administrative expenses, $2.7 million relates to sales and marketing expenses associated with the Company’s three approved products, including an increase in sales personnel, $1.1 million is attributable to increases in other general corporate expenses and $1.2 million related to stock based compensation expense arising from the adoption of SFAS No. 123(R).

Interest income. Interest income was $0.6 million for the six months ended June 30, 2006 compared to $0.8 million for the six months ended June 30, 2005. The decrease in interest income was primarily attributable to lower cash balances offset by higher rates of return for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005.

Interest expense. Interest expense was $0.2 million for the six months ended June 30, 2006, as compared to $17,000 for the six months ended June 30, 2005. Interest expense incurred during the first half of 2006 was primarily attributable to the interest on the outstanding amounts under our credit facility, the amortization of the deferred financing costs associated with the issuance of $40.0 million of senior subordinated convertible notes during June 2006 and the interest recorded on these outstanding senior subordinated convertible notes.

Liquidity and Capital Resources

As of June 30, 2006, we had approximately $50.9 million in cash, cash equivalents and short-term investments, $6.4 million of restricted cash, which supports a letter of credit issued as security for interest payment on the outstanding senior subordinated convertible notes and working capital of $44.8 million. Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2000, we have received gross proceeds of approximately $241.3 million from sales of our common stock and the issuance of promissory notes and convertible debt. In addition, we received $5.0 million from a licensing arrangement entered into in 2001.

In December 2005, we entered into a revolving credit facility, whereby we may borrow up to $10.0 million. As of June 30, 2006, we had $6.5 million available for borrowing under the credit facility. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate or, at our option, LIBOR plus 2.5%, which is payable on a monthly basis. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and maximum losses during any calendar quarter. As of June 30, 2006, we were in compliance with all of the covenants under the credit facility. A waiver was obtained for those items of non-compliance. All amounts owing under the credit facility will become due and payable on January 31, 2007.

In April 2006, we entered into a credit arrangement whereby we may borrow up to $1.2 million to finance the purchase of certain capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the purchase date of the equipment. As of June 30, 2006, $0.5 million was outstanding under this arrangement.

Additionally, in June 2006, we entered into a Securities Purchase Agreement with certain institutional accredited investors to sell and issue to the investors an aggregate of $40.0 million in principal amount of our Senior Subordinated Convertible Notes, bearing 8% interest per annum payable quarterly in cash in arrears beginning October 1, 2006. The Notes are convertible, at any time following their issuance, into shares of our common stock at an initial conversion price of $7.75 per share, subject to certain adjustments.

For the six months ended June 30, 2006, we used $19.7 million of cash for operations principally as a result of the net loss of $19.8 million. For the six months ended June 30, 2005, we used approximately $24.8 million of cash for operations.

For the six months ended June 30, 2006, we received $5.3 million of cash from investing activities, primarily due to the maturities of our short-term investment securities. For the six months ended June 30, 2005, we used $36.9 million of cash in investing activities, primarily due to the purchase of our short-term investment securities.

For the six months ended June 30, 2006, we received $39.4 million from financing activities, primarily as a result of $2.0 million of borrowing under the credit facility and the issuance of senior subordinated convertible notes in the principal amount of $40.0 million. For the six months ended June 30, 2005, we received $53.2 million from financing activities, primarily as a result of the sale of an aggregate of 6,325,000 shares of common stock for an aggregate purchase price of $56.2 million, before offering expenses and underwriting discounts.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2006 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of June 30, 2006, we have not used derivative instruments or engaged in hedging activities.

All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the lender’s prime rate or, at our option, LIBOR plus 2.5%, which is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of June 30, 2006, we had $3.5 million outstanding under our credit facility. We estimate that a 10% change in interest rates on our credit facility would not have had a material effect on our net loss for the six months ended June 30, 2006.

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

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Not applicable.

Item 1A	Risk Factors.

Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

If we do not receive and maintain regulatory approvals for our products or product candidates, we will not be able to commercialize our products, which would substantially impair our ability to generate revenues and materially harm our business and financial condition.

Approval from the U.S. Food and Drug Administration (“FDA”) is necessary to manufacture and market pharmaceutical products in the United States. Three of our product candidates, Vitrase for use as a spreading agent, Istalol and Xibrom, have received regulatory approval from the FDA.

The regulatory approval process is extensive, time-consuming and costly, and the FDA may not approve additional product candidates, or the timing of any such approval may not be appropriate for our product launch schedule and other business priorities, which are subject to change.

We filed, and the FDA accepted, a New Drug Application (“NDA”) for Vitrase for the treatment of vitreous hemorrhage. Although we have received an approvable letter from the FDA with respect to our NDA for Vitrase for the treatment of vitreous hemorrhage, the FDA has requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. The FDA may not approve this NDA for Vitrase, even if we decide to and are successfully able to undertake the further analysis and clinical testing requested by the FDA. We are continuing our discussions with the FDA on this NDA and other potential uses of Vitrase, such as diabetic retinopathy. In July 2006, we announced our filing with the FDA of our NDA for T-Pred, our fixed combination product (tobramycin/prednisolone acetate) for the treatment of inflammatory ocular conditions for which a corticosteroid is indicated where bacterial infections or a risk of bacterial infection exists. The FDA may not accept our T-Pred NDA for review or, if accepted for review, may not approve our T-Pred NDA in a timely fashion on commercially viable terms, or at all.

Clinical testing of pharmaceutical products is also a long, expensive and uncertain process. Even if initial results of preclinical studies or clinical trial results are positive, we may obtain different results in later stages of drug development, including failure to show desired safety and efficacy. The clinical trials of any of our product candidates could be unsuccessful, which would prevent us from obtaining regulatory approval and commercializing the product. In February 2006, we announced positive preliminary results from Phase IIb clinical study of ecabet sodium for the treatment of dry eye syndrome. We plan to complete our analyses of our Phase IIb study results to confirm our preliminary findings and, in parallel, conduct a smaller, short-term confirmatory study. However, we can provide no guarantee that a complete analysis of our Phase IIb study results, or further testing of ecabet sodium, will support our preliminary Phase IIb findings or further development or regulatory approval of this drug. In May 2006, we announced our initiation of Phase III clinical trials of a new proprietary once-daily formulation of Xibrom for the treatment of pain and inflammation following cataract surgery. However, the results of this study may not support further development or regulatory approval of this drug formulation.

FDA approval of our products can be delayed, limited or not granted for many reasons, including, among others:

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

In addition, we intend to market, pursuant to our collaborations, certain of our products, and perhaps have certain of our products or raw materials manufactured, in foreign countries. For example, in accordance with our agreement with Allergan, Inc., we have filed a centralized filing with the European Medicines Evaluations Agency seeking European market approval of Vitragan for the treatment of vitreous hemorrhage. Vitragan is our proprietary formulation of highly purified ovine hyaluronidase which is commonly known in the United States as Vitrase. Many other countries, including major European countries and Japan, have similar requirements as the United States for the manufacture, marketing and sale of pharmaceutical products.

If our products do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:

•	the price of our products relative to other therapies for the same or similar treatments;

•	the perception by patients, physicians and other members of the health care community of the effectiveness and safety of our products for their prescribed treatments;

•	the availability of satisfactory levels, or at all, of third party reimbursement for our products and related treatments;

•	our ability to fund our sales and marketing efforts; and

•	the effectiveness of our sales and marketing efforts.

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

We have never been profitable, and we might never become profitable. In this regard, we anticipate that our operating expenses will continue to increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products. As of June 30, 2006, our accumulated deficit was $246.3 million. As of June 30, 2006, we had approximately $50.9 million in cash and cash equivalents and short-term investments and working capital of $44.8 million. During December 2005, we secured a revolving line of credit in the amount of $10.0 million. In April 2006, we entered into a credit arrangement whereby we may borrow up to $1.2 million to finance the purchase of certain capital equipment. In addition, in June 2006, we issued $40.0 million in aggregate principal amount of senior subordinated convertible notes. We believe our current cash and cash equivalents and short-term investments on hand, together with borrowings available under our credit facility and other arrangements, will be sufficient to finance anticipated capital and operating requirements for at least the next twelve months.

If we are unable to generate sufficient product revenues, we may be required to raise additional capital in the future through collaborative agreements or public or private equity or debt financings. If we are required to raise additional capital in the future such additional financing may not be available on favorable terms, or at all, or may be dilutive to our existing stockholders. In addition, our credit facility and our senior subordinated convertible notes contain restrictions on our ability to incur certain indebtedness without the consent of our lender or the holders of the notes, as the case may be. If we fail to obtain additional capital as and when required such failure could have a material adverse impact on our operating plan and business.

If we default under our indebtedness, we could be required to immediately repay all outstanding borrowings, which could negatively impact our financial position.

We have a $10.0 million revolving line of credit under a loan and security agreement, pursuant to which we may borrow money at variable rates of interest, which may expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase and our net income and cash flows would decrease. The loan and security agreement also contains certain covenants based on our financial performance. If we violate any of these financial performance covenants, or are otherwise in default, our lender has the option to declare all outstanding borrowings immediately due and payable, which could also cause a default under our senior subordinated convertible notes. If we would be required to immediately repay all, or a portion of, this indebtedness, it could have a material adverse impact on our financial position and business.

Our quarterly results may fluctuate significantly and could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the level of our expenses, revenues and gross margins;

•	the timing of our regulatory submissions or approvals;

•	the progress of our clinical trials and other product development activities;

•	the introduction of competitive products and announcements from competitors regarding actual or potential products under development or new commercial products, and the impact of competitive products and pricing;

•	the level of orders within a given quarter and preceding quarters;

•	the timing of our product shipments within a given quarter;

•	the timing in introducing new products;

•	changes in our pricing policies or in the pricing policies of our suppliers; and

•	changes in our financial estimates or assumptions that result in adjustments to our allowances or reserves.

Due to these and other factors, we believe that quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, should not be construed as reliable indicators of our future performance. In any quarterly period, our results may be below the expectations of market analysts and investors, which would likely cause the trading price of our common stock to decrease.

Our collaborative partners may terminate, or fail to perform their duties under, our collaboration agreements, in which case our ability to commercialize our products may be significantly impaired or stopped.

We have entered into licensing collaborations with Senju Pharmaceutical, Co. Ltd. relating to Istalol, Xibrom, ecabet sodium, bepotastine, iganidipine, and certain prostaglandins compounds, including latanoprost. With respect to Xibrom, ecabet sodium, bepotastine and iganidipine, certain patent and other intellectual property rights we have received from Senju have been licensed by Senju from third parties. As a result, Senju’s license of such rights to us is subject to Senju maintaining and performing its obligations under these third party license agreements. We have also entered into collaborations with Allergan and Otsuka Pharmaceutical Co. Ltd. relating to the commercialization of Vitrase in specified markets outside the United States for ophthalmic uses for the posterior region of the eye. Allergan retains an option to commercialize Vitrase for the posterior segment of the eye in Europe upon approval. If Allergan exercises its option, we will be dependent upon

Allergan for the commercialization of Vitrase for such approved uses in Europe. If Allergan does not exercise its option, then such European rights will revert to ISTA, and we will pay Allergan a royalty on our European sales of Vitrase for use in the posterior segment of the eye. We depend on Otsuka for obtaining regulatory approval of Vitrase for ophthalmic uses for the posterior region of the eye in Japan, and if such approval is obtained, we will be dependent upon Otsuka for the commercialization of Vitrase for such approved uses in Japan. The amount or timing of resources that our partners dedicate to our collaborations is not within our control. Accordingly, any breach or termination of our agreements by, or disagreements with, these collaborators could delay or stop the development and/or commercialization of our product candidates within the scope of these collaborations, or, in the case of Allergan and Otsuka, adversely impact our receipt of milestone payments, profit splits, royalties, and other consideration from these collaborations. In addition, any failure by Senju to perform its obligations under its license agreements with third parties or any adverse modification or termination of these third party license agreements could significantly impair our ability to continue or stop our development and/or commercialization of any product candidates or products for which Senju has licensed us rights subject to these third party agreements. Our collaborative partners may change their strategic focus, terminate our agreements or choose not to exercise their options, on relatively short notice, or pursue alternative technologies. Our agreements with Otsuka and Senju generally contain reciprocal terms providing that neither we nor they may develop products that directly compete in the same form with the products involved in the collaboration. Nonetheless, our collaborators may develop competing products in different forms or products that compete indirectly with our products.

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

We currently own or license 78 U.S. and foreign patents and 37 U.S. and foreign pending patent applications. Our existing patents, or any patents issued to us as a result of such applications, may not provide us a basis for commercially viable products, may not provide us with any competitive advantages, or may face third-party challenges or be the subject of further proceedings limiting their scope or enforceability. We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. In addition, costly litigation could be necessary to protect our patent position. We license patent rights from the Eastern Virginia Medical School for Caprogel and from Senju for Istalol, Xibrom, ecabet sodium, bepotastine, iganidipine and certain prostaglandin compounds, including latanoprost. Some of these license agreements do not permit us to control the prosecution, maintenance, protection and/or defense of such patents. If the licensor chooses not to protect its own patent rights, we may not be able to take actions to secure our related product marketing rights. In addition, if such patent licenses are terminated before the expiration of the licensed patents, we may no longer be able to continue to manufacture and sell such products as may be covered by the patents. In this regard, certain patent rights licensed from Senju have been licensed by Senju from third parties. As a result, any failure by Senju to perform its obligations under its license agreements with third parties or any adverse modification or termination of these third party license agreements could significantly impair our ability to continue or stop our development and/or commercialization of any product candidates or products for which Senju has licensed us rights subject to these third party license agreements.

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

Our stock price is subject to significant volatility.

Since 2001, the daily closing price per share of our common stock has ranged from a high of $133.75 per share to a low of $2.60 per share, as adjusted for the 1-for-10 reverse stock split affected November 2002. Our stock price has been and may continue to be subject to significant volatility. Among others, the following factors may cause the market price of our common stock to fall:

•	market acceptance and demand for our approved products;

•	the progress and outcome of our clinical trials and other product development activities;

•	the scope, outcome and timeliness of any governmental, court or other regulatory action that may involve us, including, without limitation, the scope, outcome or timeliness of any inspection or other action of the FDA;

•	the availability to us, on commercially reasonable terms or at all, of third-party sourced products and materials;

•	timely and successful implementation of our strategic initiatives;

•	developments concerning proprietary rights, including the ability of third parties to assert patents or other intellectual property rights against us which, among other things, could cause a delay or disruption in the development, manufacture, marketing or sale of our products;

•	competitors’ publicity regarding actual or potential products under development or new commercial products, and the impact of competitive products and pricing;

•	period-to-period fluctuations in our financial results;

•	public concern as to the safety of new technologies;

•	future sales of debt or equity securities by us;

•	sales of our securities by our directors, officers or significant shareholders;

•	comments made by securities analysts; and

•	economic and other external factors, including disasters and other crises.

We participate in a highly dynamic industry, which often results in significant volatility in the market price of our common stock irrespective of company performance. Fluctuations in the price of our common stock may be exacerbated by conditions in the healthcare and technology industry segments or conditions in the financial markets generally.

Item 2 – 5.	Not applicable.

Item 6	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISTA PHARMACEUTICALS, INC. (Registrant)

Dated: August 9, 2006	/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D. President and Chief Executive Officer

Dated: August 9, 2006	/s/ Lauren P. Silvernail
Lauren P. Silvernail Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.