Form 10-Q
period 2006-09-30
ISTA PHARMACEUTICALS INC
filed 2006-11-09
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2006 was 25,964,040.

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$24,342	$6,510
Short-term investments	21,358	32,116
Accounts receivable, net of allowances of $146 in 2006 and $130 in 2005	5,436	1,804
Inventory, net	1,483	1,991
Other current assets	2,248	1,324

Total current assets	54,867	43,745
Property and equipment, net	2,007	1,330
Restricted cash	6,400	—
Deposits and other assets	3,517	264

Total Assets	$66,791	$45,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,118	$2,599
Accrued compensation and related expenses	1,848	1,420
Accrued expenses — clinical trials	486	152
Line of credit	5,000	1,500
Current portion of long-term liabilities	245	375
Current portion of obligation under capital lease	45	—
Other accrued expenses	6,970	4,709

Total current liabilities	20,712	10,755
Deferred rent	219	217
Deferred income	4,044	3,994
Obligation under capital leases	63	38
Long-term liabilities	340	—
Convertible notes	40,000	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at September 30, 2006 and December 31, 2005; no shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2006 and December 31, 2005; 25,961,607 and 25,899,887 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	26	26
Additional paid-in-capital	259,185	256,960
Deferred compensation	—	(24)
Accumulated other comprehensive loss	(29)	(84)
Accumulated deficit	(257,769)	(226,543)

Total stockholders’ equity	1,413	30,335

Total Liabilities and Stockholders’ Equity	$66,791	$45,339

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Product sales, net	$8,622	$3,518	$21,625	$6,769
License revenue	69	69	208	208

Total revenue	8,691	3,587	21,833	6,977
Cost of products sold	2,621	968	7,016	2,311

Gross profit margin	6,070	2,619	14,817	4,666
Operating expenses:
Research and development	7,982	4,842	17,221	11,704
Selling, general and administrative	9,239	7,286	28,899	21,937

Total operating expenses	17,221	12,128	46,120	33,641

Loss from operations	(11,151)	(9,509)	(31,303)	(28,975)
Interest income	686	412	1,264	1,250
Interest expense	(990)	(3)	(1,187)	(20)

Net loss	$(11,455)	$(9,100)	$(31,226)	$(27,745)

Net loss per common share, basic and diluted	$(0.44)	$(0.35)	$(1.20)	$(1.09)

Shares used in computing net loss per common share, basic and diluted	25,937	25,858	25,922	25,356

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands),

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net loss	$(31,226)	$(27,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,960	131
Amortization of deferred financing costs	148	—
Depreciation and amortization	390	265
Changes in operating assets and liabilities:
Accounts receivable, net	(3,632)	(3,541)
Inventory, net	508	(1,214)
Other current assets	(924)	(1,127)
Accounts payable	3,519	(759)
Accrued compensation and related expenses	428	(233)
Accrued expenses — clinical trials and other accrued expenses	2,595	1,755
Other liabilities	210	(3,775)
Deferred rent	2	104
Deferred income	50	(103)

Net cash used in operating activities	(25,972)	(36,242)

Investing Activities
Purchases of marketable securities	(10,700)	(56,357)
Maturities of marketable securities	21,513	32,888
Purchase of equipment	(1,067)	(562)
Restricted cash	(6,400)	—
Deposits and other assets	(645)	(133)

Net cash provided by (used in) investing activities	2,701	(24,164)

Financing Activities
Proceeds from exercise of stock options	147	276
Obligation under capital lease	70	—
Proceeds from issuance of convertible note, net	40,000	—
Financing costs	(2,756)	—
Proceeds from line of credit	7,000	—
Repayment on line of credit	(3,500)	—
Proceeds from issuance of common stock, net of issuance costs	142	53,002

Net cash provided by financing activities	41,103	53,278

Increase (Decrease) in Cash and Cash Equivalents	17,832	(7,128)
Cash and cash equivalents at beginning of period	6,510	9,506

Cash and Cash Equivalents At End of Period	$24,342	$2,378

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

ISTA is an ophthalmic pharmaceutical company focused on the development and commercialization of products for serious diseases and conditions of the eye. Since the Company’s inception, it has devoted its resources primarily to fund research and development programs, late-stage product acquisitions and product commercial launches. In December 2001, ISTA announced its strategic plan to transition from a development-stage organization to a specialty pharmaceutical company with a primary focus on ophthalmology. In July 2004, the Company transitioned from a development-stage organization to a commercial entity.

During the third quarter of 2006, the Company:

•	announced that the Company had filed a New Drug Application (“NDA”), with the U.S. Food and Drug Administration (the “FDA”), for its investigational ophthalmic product, T-Pred, containing tobramycin and prednisolone acetate in a fixed combination. The Company is seeking approval for T-Pred as a treatment for inflammatory ocular conditions for which a corticosteroid is indicated and where bacterial ocular infections or a risk of bacterial infections exists.

•	exclusively licensed from Senju certain North American rights to an eye drop formulation of bepotastine, an investigational ophthalmic treatment for the treatment of allergic conjunctivitis. Bepotastine marks the Company’s entrance into the ophthalmic allergy market. In accordance with the license agreement, ISTA will pay Senju an upfront payment and development and approval milestones of approximately $6.0 million, in addition to royalties on future product sales.

2. Summary of Significant Accounting Policies

Inventories

Inventory at September 30, 2006 consisted of $0.9 million of raw materials, $1.7 million of finished goods and $1.1 million in inventory reserves. Inventory at December 31, 2005 consisted of $0.6 million in raw materials and $2.7 million of finished goods and $1.3 million in inventory reserves.

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

Inventories are reviewed periodically for slow-moving or obsolete status. The Company adjusts its inventory to reflect situations in which the cost of inventory is not expected to be recovered. The Company would record a reserve to adjust inventory to its net realizable value if: (1) a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, (2) when a product is close to expiration and not expected to be sold, (3) when a product has reached its expiration date or (4) when a product is not expected to be saleable. In determining the reserves for these products, the Company considers factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. ISTA has evaluated the current level of inventory considering historical trends and other factors, and based on its evaluation, has recorded adjustments to reflect inventory at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require ISTA to make assessments about the future demand for its products in order to categorize the status of such inventory items as slow-moving, obsolete or in excess-of-need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends, competition and other factors. If the Company over or under estimates the amount of inventory that will not be sold prior to expiration, there may be a material impact on its consolidated financial condition and results of operations.

Comprehensive Income (Loss)

Statement of Financial Accounting Standard (“SFAS”), No. 130, “Reporting Comprehensive Income”, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the nine-month period ended September 30, 2006 and 2005 was $31.2 million and $27.8 million, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123(R), consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation”, in prior periods. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and Employee Stock Purchase Plan (“ESPP”) shares that are ultimately expected to vest as the requisite service is rendered. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value measured under SFAS No. 123. The Company recorded incremental stock-based compensation expense of $0.7 million and $1.9 million for the three and nine months ended September 30, 2006, respectively, as a result of the adoption of SFAS No. 123(R), which reduced income from continuing operations and net income by $0.7 million and $1.9 million and increased cash flow from operations by $0.7 million and $1.9 million for the three and nine months ended September 30, 2006, respectively. Net loss per share, basic and diluted, was increased by $0.03 and $0.07 for the quarter and nine months ended September 30, 2006, respectively, as a result of the adoption of SFAS No. 123(R).

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

The following table illustrates the effect on net loss and basic and diluted net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation during the nine months ended September 30, 2005 (in thousands, except per share amounts):

Nine Months Ended September 30, 2005
Reported net loss	$(27,745)
Add: Stock-based employee compensation expense included in net loss attributable to common shareholders	131
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,275)

Pro forma net loss	$(29,889)

Net loss per share, basic and diluted, as reported	$(1.09)

Pro forma net loss per share, basic and diluted	$(1.18)

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

For the purposes of calculating pro-forma information under SFAS No. 123(R) for periods prior to January 1, 2006, forfeitures were accounted for as they occurred. For periods subsequent to January 1, 2006, the total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The assumptions used for the nine months ended September 30, 2006 and September 30, 2005 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Nine Months Ended
	September 30, 2006	September 30, 2005
Interest rate	4.8%	3.0%
Volatility	101.0%	73.0%
Expected life	6 years	4 years
Expected dividend yield	0%	0%
Weighted average fair value of options granted	$6.64	$9.70
Weighted average fair value of employee stock purchases	$5.93	$10.27
Weighted average fair value of options cancelled or forfeited	$7.79	$11.22

The following table summarizes stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$3.49 - $3.49	1,365,121	6.21	$3.49	1,307,770	$3.49
$4.20 - $6.15	411,533	7.82	$5.53	187,888	$5.26
$6.19 - $6.77	646,053	9.36	$6.70	96,337	$6.71
$6.79 - $8.65	411,987	7.37	$7.44	257,000	$7.40
$8.85 - $10.12	427,083	7.61	$9.44	249,488	$9.43
$10.17 - $10.41	501,379	8.23	$10.27	226,039	$10.27
$10.45 - $30.00	343,034	6.97	$14.47	249,247	$15.55
$32.10 - $32.10	1,000	4.65	$32.10	1,000	$32.10
$33.75 - $33.75	850	4.51	$33.75	850	$33.75
$51.25 - $51.25	4,500	4.43	$51.25	4,500	$51.25

$3.49 - $51.25	4,112,540	7.43	$7.02	2,580,119	$6.56

At September 30, 2006, the aggregate intrinsic value of options outstanding was $28.9 million and the aggregate intrinsic value of options exercisable was $16.9 million.

Stock option activity under our stock option plans was as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2006	3,572,544	$7.13
Granted	793,924	$6.64
Exercised	(35,381)	$4.16
Canceled or forfeited	(218,547)	$7.84

Options outstanding at September 30, 2006	4,112,540	$7.02

Options exercisable at September 30, 2006	2,580,119	$6.56

The weighted average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $6.64 and $9.70, respectively.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $209,763 and $605,591, respectively.

At September 30, 2006, there was $4.9 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of 6 years.

Restricted Stock Awards

During the third quarter of 2006 the Company granted a total of 1,500 shares of restricted common stock to employees under the Company’s 2004 Performance Incentive Plan, as amended. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of four years.

The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as additional paid-in capital. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $36,000 and $83,000 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, there was approximately $0.5 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

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

In April 2006, we entered into a credit arrangement under which we may borrow up to $1.2 million to finance the purchase of capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the date of each loan schedule. As of September 30, 2006 $0.5 million was outstanding under this arrangement.

In June 2006, the Company issued an aggregate of $40.0 million in principal amount of the Company’s Senior Subordinated Convertible Notes (the “Notes”), bearing 8% interest per annum payable quarterly in cash in arrears beginning October 1, 2006.

The Notes mature in June 2011 and are convertible, at any time following their issuance, into shares of common stock of the Company at an initial conversion price of $7.75 per share, subject to certain adjustments.

New Accounting Standard Not Yet Adopted

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which is the Company’s fiscal year 2007. The Company has not yet evaluated the potential impact of adopting FIN 48 on its consolidated financial statements.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the audited financial statements and the notes thereto and disclosures made under the captions, “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements”, included in our Annual Report on Form 10-K for the year ended December 31, 2005 and under Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Overview

We are an ophthalmic pharmaceutical company focused on the commercialization and development of products for serious diseases and conditions of the eye. We currently have three products available for sale in the United States: (i) Istalol for the treatment of glaucoma, (ii) Vitrase for use as a spreading agent, and (iii) Xibrom for the treatment of ocular inflammation and pain following cataract surgery. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $257.8 million through September 30, 2006.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenue. Net revenue for the three months ended September 30, 2006 was $8.7 million, as compared to $3.6 million for the same period in 2005. Net product sales for the third quarter of 2006 included Xibrom™ net sales of $5.6 million, Istalol® net sales of $2.0 million and Vitrase® net sales of $1.0 million, as compared to $1.9 million, $1.0 million and $0.6 million for the third quarter of 2005, respectively. Xibrom net sales represent an increase of 195% over the third quarter of 2005 and a 32% increase over the second quarter of 2006.

Product Revenue

$ millions	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005	% Change
Xibrom	$5.6	$1.9	195%
Istalol	2.0	1.0	100%
Vitrase	1.0	0.6	67%
Total Products	$8.6	$3.5	146%

In addition to product revenues during the three months ended September 30, 2006, we reported license revenue of $69,000 for both the three months ended September 30, 2006 and 2005, which reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

Cost of products sold. Cost of products sold was $2.6 million for the three months ended September 30, 2006, as compared to $1.0 million for the three months ended September 30, 2005. Cost of products sold for the third quarter of 2006 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, and other costs of products sold. The increase in cost of products sold in 2006 was primarily the result of increased product sales. Product gross margin for the three month period ended September 30, 2006 was $6.0 million, or 70%, as compared to $2.6 million, or 72%, for the three months ended September 30, 2005. The decrease in product gross margin was the result of sales allowance adjustments that increased net sales during the third quarter of 2005, offset in part by the impact of price increases implemented during 2006.

We anticipate our gross margin for 2006 will be approximately 66% to 69%, subject to proportion or mix of products sold.

Research and development expenses. Research and development expenses for the three months ended September 30, 2006 were $8.0 million, as compared to $4.8 million for the three months ended September 30, 2005. The overall increase in research and development expenses is attributable to the upfront payment on a licensing agreement and additional development expenses associated with the new products added to the pipeline during the year, as well as the decision to accelerate multiple line extensions of Xibrom. Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial scale manufacturing capabilities for Vitrase, Istalol and Xibrom.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, medical affairs costs. In addition, we also record as research and development expenses any up front and milestone payments that have accrued to third parties prior to regulatory approval of a product candidate under our licensing agreements. For the three months ended September 30, 2006, approximately 36% of our research and development expenditures were for clinical development costs, 11% were for regulatory costs, 4% were for pharmaceutical development costs, 16% were for manufacturing development costs, 8% were for medical affairs costs and approximately 25% was for an up front payment to in-license bepotastine, an investigational ophthalmic treatment for the treatment of allergic conjunctivitis.

Changes in our research and development expenditures pertaining to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs and medical affairs costs for the three months ended September 30, 2006 compared with the same period in 2005 consisted of the following:

•	Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for 2006 increased by $0.8 million from 2005. The increase in clinical costs in 2006 was primarily due to timing of clinical trials. During the third quarter of 2005, we initiated a U.S. Phase III clinical trial for T-Pred and continued our Phase IIb study for ecabet sodium. During the third quarter of 2006, we continued our Xibrom once-daily Phase III clinical trials and commenced an ecabet sodium Phase IIb confirmatory clinical trial.

•	Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, for 2006 decreased by $0.2 million from 2005. The decrease was primarily attributable to work on certain pipeline products offset by the filing fee with the EMEA in Europe for Vitragan during 2005.

•	Manufacturing Development Costs — Contract manufacturing costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for 2006 increased by $0.7 million from 2005. The increase was primarily attributable to the scale up of activities associated with certain commercial and pipeline products.

•	Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for 2006 decreased by $0.1 million from 2005. The decrease was due to lower consultant and outside service costs.

•	Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for 2006 remained unchanged from 2005.

Our research and development activities reflect our efforts to advance our product candidates through the various stages of product development. The expenditures that will be necessary to execute our development plans are subject to numerous uncertainties, which may affect our research and development expenditures and capital resources. For instance, the duration and the cost of clinical trials may vary significantly depending on a variety of factors including a trial’s protocol, the number of patients in the trial, the duration of patient follow-up, the number of clinical sites in the trial, and the length of time required enrolling suitable patient subjects. Even if earlier results are positive, we may obtain different results in later stages of development, including failure to show the desired safety or efficacy, which could impact our development expenditures for a particular product candidate. Although we spend a considerable amount of time planning our development activities, we may be required to alter from our plan based on new circumstances or events or our assessment from time to time of a product candidate’s market potential, other product opportunities and our corporate priorities. Any deviation from our plan may require us to incur additional expenditures or accelerate or delay the timing of our development spending. Furthermore, as we obtain results from trials and review the path toward regulatory approval, we may elect to discontinue development of certain product candidates in certain indications, in order to focus our resources on more promising candidates or indications. As a result, the amount or ranges of estimable cost and timing to complete our product development programs and each future product development program is not estimable.

We anticipate our research and development expenses for 2006 will be approximately $21 to $24 million, assuming our existing product development programs progress as currently expected. Our anticipated research and development expenses for 2006 reflect the additions to our product development programs of the three product candidates recently in-licensed from Senju as well as additional development activities related to Xibrom line extensions.

Selling, general and administrative expenses. Selling, general and administrative expenses were $9.2 million in the third quarter of 2006, as compared to $7.3 million for the third quarter of 2005. Of the $1.9 million increase in selling, general and administrative expenses, $1.0 million relates to sales and marketing expenses associated with the Company’s three approved products, $0.2 million is attributable to increases in other general corporate expenses and $0.7 million related to stock based compensation expense arising from the adoption of SFAS No. 123(R).

We anticipate our selling, general and administrative expenses for 2006 will be approximately $35 to $38 million, excluding stock compensation expense which we estimate will be approximately $2.5 to $3.0 million (or $0.10 to $0.12 per share) for 2006, as a result of the adoption of SFAS No. 123(R).

Interest income. Interest income was $0.7 million for the three months ended September 30, 2006 compared to $0.4 million for the three months ended September 30, 2005. The increase in interest income was primarily attributable to higher cash balances as a result of the $40.0 million in senior convertible notes issued during June 2006 for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005.

Interest expense. Interest expense was $1.0 million for the three months ended September 30, 2006 compared to $3,000 for the three months ended September 30, 2005. Interest expense incurred during the third quarter of 2006 was primarily attributable to the interest on the outstanding amounts under our credit facility, the amortization of the deferred financing costs associated with the issuance of $40.0 million of senior subordinated convertible notes during September 2006 and the interest recorded on these outstanding senior subordinated convertible notes.

We anticipate interest expense for 2006 to increase by $0.9 million on a quarterly basis as a result of (1) interest accrued on the $40.0 million of senior subordinated convertible notes, which bear interest at a rate of 8%, payable quarterly and (2) the amortization of the deferred financing costs related to the convertible notes, for a period of five years beginning June 2006.

Nine Months Ended September 30, 2006 and 2005

Revenue. Net revenue for the nine months ended September 30, 2006 was $21.8 million, as compared to $7.0 million for the same period in 2005. The increase was primarily attributed to the increase in product sales, including Xibrom, which received FDA approval for an expanded indication to treat pain following cataract surgery in January 2006. Net product sales for the nine months ended September 30, 2006 included Xibrom net sales of $12.8 million, Istalol net sales of $5.9 million and Vitrase net sales of $2.9 million, as compared to $3.8 million, $1.3 million and $1.7 million for the nine months ended September 30, 2005, respectively. Xibrom was not launched until the second quarter of 2005.

Product Revenue

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	% Change
Xibrom	$12.8	$3.8	237%
Istalol	5.9	1.3	354%
Vitrase	2.9	1.7	71%
Total Products	$21.6	$6.8	218%

In addition to product revenues during the nine months ended September 30, 2006, we reported license revenue of $208,000 for both the nine months ended September 30, 2006 and 2005, which reflects the amortization for the period of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

Cost of products sold. Cost of products sold was $7.0 million for the nine months ended September 30, 2006, as compared to $2.3 million for the nine months ended September 30, 2005. Cost of products sold for the nine months ended September 30, 2006 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, and other costs of products sold. The increase in cost of products sold in 2006 was primarily the result of increased product sales. Product gross margin for the nine month period ended September 30, 2006 was $14.6 million, or 68%, as compared to $4.5 million, or 66%, for the nine months ended September 30, 2005. The increase in product gross margin is attributable to increased sales of higher gross margin products, Xibrom and Istalol, and the impact of product price increases implemented during the first quarter of 2006.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2006 were $17.2 million, as compared to $11.7 million for the nine months ended September 30, 2005. The overall increase in research and development expenses is attributable mainly to the filing of the T-Pred NDA with the FDA, the commencement of our Xibrom once-daily Phase III and ecabet sodium confirmatory clinical trials, the upfront payments on three licensing agreements, additional development expenses associated with the new products added to the pipeline this year and the overall increase in personnel costs offset by the Xibrom approval milestone payment during the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, approximately 30% of our research and development expenditures were for clinical development costs, 17% were for regulatory costs, 7% were for pharmaceutical development costs, 21% were for manufacturing development costs, 11% were for medical affairs costs and approximately 14% were for up front payments for the in-licensing of the two glaucoma product candidates during the second quarter of 2006 and one investigational ophthalmic product for allergic conjunctivitis during the third quarter of 2006.

Changes in our research and development expenditures pertaining to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs and medical affairs costs for the nine months ended September 30, 2005 consisted of the following:

•	Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for 2006 increased by $1.5 million from 2005. The increase in clinical costs in 2006 was primarily due to timing of clinical trials. During the first nine months of 2005, we incurred clinical trial costs associated with the Phase IIb study for ecabet sodium and during the first nine months of 2006 we filed an NDA for T-Pred with the FDA, incurred costs associated with the acceleration of multiple Xibrom line extension, commenced the Xibrom once-daily Phase III clinical trials and commenced the ecabet sodium Phase IIb confirmatory clinical trial.

•	Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, for 2006 increased by $0.7 million from 2005. The increase was primarily attributable to work on certain pipeline products and filing fee paid to the FDA for the T-Pred NDA.

•	Manufacturing Development Costs — Contract manufacturing costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for 2006 increased by $1.9 million from 2005. The increase was primarily attributable to the scale up of activities associated with certain commercial and pipeline products.

•	Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for 2006 increased by $0.4 million from 2005. The increase was due to the scale up of the department, increasing the personnel and other related costs.

•	Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for 2006 remained unchanged from 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses were $28.9 million for the nine months ended September 30, 2006, as compared to $21.9 million for the nine months ended September 30, 2005. Of the $7.0 million increase in selling, general and administrative expenses, $3.7 million relates to sales and marketing expenses associated with the Company’s three approved products, including an increase in sales personnel, $1.4 million is attributable to increases in other general corporate expenses and $1.9 million related to stock based compensation expense arising from the adoption of SFAS No. 123(R).

Interest income. Interest income was $1.3 million for both the nine months ended September 30, 2006 and September 30, 2005.

Interest expense. Interest expense was $1.2 million for the nine months ended September 30, 2006, as compared to $20,000 for the nine months ended September 30, 2005. Interest expense incurred during 2006 was primarily attributable to the interest on the outstanding amounts under our credit facility, the amortization of the deferred financing costs associated with the issuance of $40.0 million of senior subordinated convertible notes during September 2006 and the interest recorded on these outstanding senior subordinated convertible notes.

Liquidity and Capital Resources

As of September 30, 2006, we had approximately $45.7 million in cash, cash equivalents and short-term investments, $6.4 million of restricted cash, which supports a letter of credit issued as security for interest payments on the outstanding senior subordinated convertible notes and working capital of $34.2 million. Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2000, we have received gross proceeds of approximately $241.3 million from sales of our common stock and the issuance of promissory notes and convertible debt. In addition, we received $5.0 million from a licensing arrangement entered into in 2001.

In December 2005, we entered into a revolving credit facility, whereby we may borrow up to $10.0 million. As of September 30, 2006, we had $5.0 million available for borrowing under the credit facility. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate or, at our option, LIBOR plus 2.5%, which is payable on a monthly basis. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and maximum losses during any calendar quarter. As of September 30, 2006, we were in compliance with all of the covenants under the credit facility. All amounts owing under the credit facility will become due and payable on January 31, 2007.

In April 2006, we entered into a credit arrangement whereby we may borrow up to $1.2 million to finance the purchase of certain capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the purchase date of the equipment. As of September 30, 2006, $0.5 million was outstanding under this arrangement.

Additionally, in June 2006, we issued an aggregate of $40.0 million in principal amount of our senior subordinated convertible notes, bearing 8% interest per annum payable quarterly in cash in arrears beginning October 1, 2006. The notes mature in June 2011 and are convertible, at any time following their issuance, into shares of our common stock at an initial conversion price of $7.75 per share, subject to certain adjustments.

For the nine months ended September 30, 2006, we used $26.0 million of cash for operations principally as a result of the net loss of $31.2 million, offset by an increase in our trade payables and accrued liabilities and the recording of stock based compensation. For the nine months ended September 30, 2005, we used approximately $36.2 million of cash for operations.

For the nine months ended September 30, 2006, we received $2.7 million of cash from investing activities, primarily due to the maturities of our short-term investment securities. For the nine months ended September 30, 2005, we used $24.2 million of cash in investing activities, primarily due to the purchase of our short-term investment securities.

For the nine months ended September 30, 2006, we received $41.1 million from financing activities, primarily as a result of proceeds from the line of credit totaling $7.0 million and repayment on the line of credit totaling $3.5 million and the issuance of senior subordinated convertible notes in the principal amount of $40.0 million, offset by $2.8 million in financing costs associated with the senior subordinated convertible notes. For the nine months ended September 30, 2005, we received $53.3 million from financing activities, primarily as a result of the sale of an aggregate of 6,325,000 shares of common stock for an aggregate purchase price of $56.2 million, before offering expenses and underwriting discounts.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2006 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of September 30, 2006, we have not used derivative instruments or engaged in hedging activities.

All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the lender’s prime rate or, at our option, LIBOR plus 2.5%, which is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of September 30, 2006, we had $5.0 million outstanding under our credit facility. We estimate that a 10% change in interest rates on our credit facility would not have had a material effect on our net loss for the nine months ended September 30, 2006.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

Item 4	Controls and Procedures

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

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 – 5. Not applicable.

Item 6	Exhibits

Exhibit Number	Description

10.32.1	Loan Modification Agreement, dated September 26, 2006, by and between ISTA Pharmaceuticals, Inc. and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISTA PHARMACEUTICALS, INC. (Registrant)

Dated: November 9, 2006	/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D. President and Chief Executive Officer

Dated: November 9, 2006	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description

10.32.1	Loan Modification Agreement, dated September 26, 2006, by and between ISTA Pharmaceuticals, Inc. and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.