Form 10-K
period 2006-12-31
ISTA PHARMACEUTICALS INC
filed 2007-03-16
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2006

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

(949) 788-6000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $78,102,000.

As of March 1, 2007 there were 26,211,160 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ISTA PHARMACEUTICALS, INC.

PART I

References in this Annual Report on Form 10-K to “ISTA”, “we”, “our”, “us”, or the “Company” refer to ISTA Pharmaceuticals, Inc. This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.” Xibrom™, Xibrom QD™, Istalol®, Vitrase®, T-Pred™, Vitragan™, ISTA®, ISTA Pharmaceuticals® and the ISTA logo are our trademarks, either owned or under license.

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

Overview

We are an ophthalmic pharmaceutical company. Our products and product candidates seek to address the $3.2 billion U.S. prescription ophthalmic pharmaceutical market and include therapies for inflammation, ocular pain, glaucoma, allergy, dry eye, and vitreous hemorrhage. We currently have three products available for sale in the U.S.: Xibrom™ (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, Istalol® (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase® (hyaluronidase for injection) for use as a spreading agent. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $265.0 million through December 31, 2006.

Our Products and Pipeline

The following is a summary of our key clinical products and product candidates:

Product/Product Candidate	Indication	Development Status
Xibrom (Twice-Daily)	Ocular inflammation and pain following cataract surgery	Marketed in the United States

Istalol	Glaucoma	Marketed in the United States

Vitrase	Spreading agent	Marketed in the United States

Vitragan	Vitreous hemorrhage	Filed for marketing approval in Europe

T-Pred	Steroid-responsive inflammatory ocular conditions	NDA filed with the U.S. FDA

Xibrom QD (Once-Daily)	Ocular inflammation and pain following cataract surgery	U.S. Phase III studies completed and preliminary results announced

Bepotastine	Allergic conjunctivitis	Phase II/III study initiated

Xibrom Allergy	Allergic conjunctivitis	Initial Phase III study discontinued; data to be analyzed

Ecabet Sodium	Dry eye syndrome	Phase IIb confirmatory study completed; preliminary results planned to be announced during second quarter of 2007 after data analysis is completed

Product/Product Candidate	Indication	Development Status
Strong Steroid	Ocular inflammation and allergy	Reformulation completed and pilot study planned to be initiated in early 2007

Xibrom (bromfenac)

Xibrom is a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation and pain following cataract surgery. We received approval from the FDA for Xibrom for the treatment of ocular inflammation following cataract surgery in March 2005. We launched Xibrom in the United States in the second quarter of 2005. In January 2006, we received U.S. Food & Drug Administration, or FDA, approval of an expanded indication of Xibrom to include the treatment of pain following cataract surgery. We are currently promoting Xibrom through our own sales force.

Xibrom was first developed by Senju Pharmaceuticals, Co. Ltd. and launched in Japan in 2000. In May 2002, we acquired marketing rights for Xibrom in the United States under a license agreement with Senju.

Based upon 2006 data from IMS Health, we estimate that 2006 sales in the U.S. topical ophthalmic anti-inflammatory market were approximately $500 million, with total prescriptions of 9.1 million. From 2005 to 2006, the U.S. topical ophthalmic anti-inflammatory market grew approximately 28% in dollars and 9% in total prescriptions. Currently available non-steroid treatments must be dosed three or four times a day as compared to Xibrom’s twice-daily dosing.

We are also developing Xibrom QD (once-daily), Xibrom allergy and a Xibrom/steroid combination product.

Xibrom QD is our new proprietary once-daily formulation of Xibrom for the treatment of ocular pain and inflammation associated with cataract surgery. We believe that Xibrom QD can potentially improve patient compliance by reducing the number of daily doses to one a day, while maintaining effectiveness. In February 2007, we announced highly statistically significant and positive preliminary results from our initial analysis of our two U.S. Phase III clinical trials of our Xibrom QD. The multi-center studies evaluated Xibrom QD versus placebo in over 500 patients who underwent cataract surgery. The preliminary results of the Xibrom QD Phase III trials demonstrated Xibrom QD was highly statistically significant in treating post-operative ocular pain and inflammation associated with cataract surgery. Based upon our preliminary analyses of the Phase III data, the safety profile of Xibrom QD is consistent with our currently marketed Xibrom twice-daily formulation. Based upon the preliminary results of the Xibrom QD Phase III studies and pending final analyses, we plan to file a supplemental New Drug Application, or sNDA, with the FDA in the second half of 2007 for Xibrom QD for the treatment of ocular pain and inflammation associated with cataract surgery.

We initiated a Phase III study of Xibrom twice-daily formulation for the treatment of allergic conjunctivitis in late 2006. We announced in March 2007 that we decided to terminate the study prior to complete enrollment and that the available data would be analyzed. Based on our analysis of the available data and our assessment of our then existing projects and priorities, we plan to decide whether to re-start this study or not in the second half of 2007.

We are exploring the development of a Xibrom/steroid combination product for treatment of ocular inflammation. Our Xibrom/steroid combination product is currently in formulation development and optimization.

Istalol (timolol)

Istalol is our once-a-day, eye drop solution of timolol, a beta-blocking agent for the treatment of glaucoma. Istalol was developed by Senju in Japan. In May 2002, we acquired marketing rights for Istalol in the United States under a license agreement with Senju. We received FDA approval to market Istalol in the U.S. in 2004 for the treatment of glaucoma. We promote the product through our own sales force.

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

According to the Glaucoma Research Foundation, three million people in the United States suffer from the disease, with 120,000 new cases documented annually. According to prescription data compiled by IMS Health for 2006, we estimate that the U.S.

pharmaceutical market for the treatment of glaucoma exceeds $1.5 billion per year. Of this, the ophthalmic beta-blocker market exceeds $150 million per year, primarily at generic prices, with over 4.6 million prescriptions written annually. Timolol maleate, which is currently available from several manufacturers in either a twice-a-day eye drop solution or once-a-day gel formulation, is the leading beta-blocker to treat glaucoma in the United States. Istalol, given once-a-day, has shown efficacy and safety comparable to timolol maleate solution, given twice-a-day. Other than Istalol, the only available formulations of timolol maleate that have demonstrated efficacy with once-a-day dosing are gels, which have been known to cause blurring of patients’ vision.

Vitrase and Vitragan (ovine hyaluronidase)

We launched Vitrase, our proprietary formulation of ovine hyaluronidase, for use as a spreading agent, in 2005. The term hyaluronidase describes a group of naturally occurring enzymes that can digest certain forms of carbohydrate molecules called proteoglycans. Vitrase, when used as a spreading agent, is injected into connective tissue, where it modifies the permeability of such tissues and promotes diffusion of injected drugs, thus accelerating their absorption.

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

We have filed a New Drug Application, or NDA, with the FDA for Vitrase for treatment of vitreous hemorrhage. Our NDA submission was supported by two Phase III clinical trials. The data from these two Phase III studies did not show a statistically significant improvement in the primary endpoint. In April 2003, the FDA issued an approvable letter in which it cited issues primarily related to the sufficiency of the efficacy data submitted with the NDA for Vitrase for the treatment of vitreous hemorrhage. The FDA requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. We have submitted information to the FDA in response to its comments contained in the approvable letter. We believe that all non-clinical issues have been resolved with the FDA. We have continued our discussions with the FDA on Vitrase for vitreous hemorrhage. Based upon these discussions, we believe that we are very unlikely to initiate additional Vitrase U.S. clinical studies for vitreous hemorrhage or diabetic retinopathy in the near term.

During the third quarter of 2005, we filed an application for the approval in Europe of Vitragan for the treatment of vitreous hemorrhage. Vitragan is our proprietary formulation of highly purified ovine hyaluronidase which is commonly known in the United States as Vitrase. During 2006, the European Medicines Evaluation Agency, or EMEA, accepted our Vitragan application for review.

T-Pred (tobramycin and prednisolone acetate combination product)

T-Pred is our proprietary formulation of a fixed combination product of tobramycin 0.3% and prednisolone acetate 1.0%. T-Pred is being developed for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists.

T-Pred, if approved by the FDA, will compete in the antibiotic/steroid combination segment of the United States topical ophthalmic anti-inflammatory market. Based upon management estimates and 2006 prescription data compiled by IMS Health, we estimate that 2006 sales in the U.S. topical ophthalmic anti-inflammatory market were approximately $500 million, with total prescriptions of 9.1 million. The combination antibiotic and steroid segment of the ophthalmic anti-inflammatory market has approximately a 43% share of the prescriptions, or about 3.9 million prescriptions according to data compiled by IMS Health. Assuming approval by the FDA, we plan on promoting this product with our own sales force.

In February 2006, we announced positive results from our Phase III bioequivalence study of T-Pred for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists. Our Phase III study was a multi-center, randomized, double-masked trial with a total enrollment of 132 patients undergoing bilateral cataract surgery. Patients were randomly assigned to receive either T-Pred or prednisolone acetate 1.0% in each eye. Of these 132 patients, 124 had a viable aqueous humor sample taken from each eye at the time of surgery at either 30, 60, 90, 120, 180 or 240 minutes following administration of the test agent. Our Phase III study successfully achieved its primary endpoint, demonstrating bioequivalence of prednisolone between T-Pred and prednisolone acetate 1.0%. Our Phase III study also successfully achieved its secondary endpoints, demonstrating that our proprietary combination product, T-Pred, and prednisolone acetate 1.0% have similar maximum concentration of prednisolone and time to reach maximum concentration. No treatment-related adverse events were reported for T-Pred in our Phase III study.

In July 2006, we announced that we had submitted to the FDA an NDA for T-Pred for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists. We anticipate a response from the FDA regarding our T-Pred NDA during the second quarter of 2007.

Bepotastine

We are developing bepotastine as a prescription pharmaceutical eye drop treatment for ocular allergy. Bepotastine has three primary mechanisms of action. It is a non- sedating, selective antagonist of the histamine 1 (H1) receptor, it has a stabilizing effect on mast cells, and it suppresses the migration of eosinophils into inflamed tissues. The compound’s primary mechanisms of action are believed to make it an effective treatment against the signs and symptoms of allergic conjunctivitis.

Bepotastine was approved in Japan for use in the treatment of allergic rhinitis and uriticaria/puritus in July 2000 and January 2002, respectively, and is marketed by Tanabe Seiyaku Co., Ltd. under the brand name TALION. TALION was co-developed by Tanabe Seiyaku and Ube Industries, Ltd., who discovered bepotastine. In 2001, Tanabe Seiyaku granted Senju exclusive worldwide rights, with the exception of certain Asian countries, to develop, manufacture and market bepotastine for ophthalmic use. In 2006, we acquired North American rights to bepotastine under a licensing agreement from Senju.

During the first quarter of 2007, we initiated a U.S. Phase II/III study of bepotastine ophthalmic solution for treatment of allergic conjunctivitis. This Phase II/III study is a single-center, double-masked, randomized, placebo-controlled evaluation in approximately 90 patients of the onset and duration of action of bepotastine ophthalmic solution in acute allergic conjunctivitis. The endpoints are ocular itching and conjunctival redness. Assuming timely completion and successful outcome of this first trial, we plan to initiate a second Phase III study for bepotastine during the second half of 2007. Assuming timely completion and successful outcome of this second Phase III study and of our safety studies, we plan to file an NDA with the FDA in 2008 for bepotastine ophthalmic solution for treatment of allergic conjunctivitis.

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

According to the National Eye Institute, dry eye syndrome (keratoconjunctivities sicca or KCS) is defined as a disorder of the tear film due to the tear deficiency or excessive tear evaporation which causes damage to the interpalpebral (the exposed area between the upper and lower eye lids) ocular surface and is associated with symptoms of ocular discomfort. Dry eye syndrome has been linked with a number of factors, including age, hormonal changes, ocular disease, medications that disrupt tear secretion or blinking, and autoimmune diseases such as lupus and rheumatoid arthritis. In severe cases of dry eye syndrome, scarring develops that may lead to blindness. Based on data compiled from various publicly available sources, we estimate that annual sales in the United States prescription dry eye market were approximately $260 million in 2006.

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

During the third quarter of 2006, we initiated a 100 patient Phase IIb confirmatory study designed to finalize the entry criteria and other clinical parameters for future registration studies. This study is nearing completion, with results expected during the first half of 2007. Based on these results, we will decide whether to proceed with Phase III studies of ecabet sodium as a prescription eye drop for the treatment of dry eye syndrome.

Strong Steroid Product

We are developing a proprietary formulation of a strong steroid for the treatment of ocular inflammation. No new strong steroid products have been launched in the United States for ophthalmic applications in more than a decade. We believe our strong steroid product will be considered a new chemical entity and entitled to receive five-year new chemical entity market exclusivity pursuant to the federal Food, Drug and Cosmetic Act. During the first half of 2007, we plan to begin a pilot study in humans of our strong steroid product. Assuming timely and successful completion of this pilot study, we anticipate that Phase II/III studies of our strong steroid product could begin during the latter part of 2007.

Other Product Candidates and Development Activities

In addition to the products presently in human clinical trials, we have a number of products that will be ready for late stage clinical study initiation within the next twelve to eighteen months. These include a Xibrom/steroid combination product to treat inflammation, iganidipine to enhance ocular nerve blood flow and a new formulation of latanoprost for the treatment of glaucoma. In 2006, we acquired exclusive North American rights to both iganidipine and a new formulation of latanoprost under licensing agreements with Senju.

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

Product Licensing Collaborations

Xibrom, Istalol, Bepotastine, Ecabet Sodium, Latanoprost and Iganidipine Collaborations With Senju

In May 2002, we acquired substantially all of the assets of AcSentient, Inc., which included exclusive U.S. marketing rights for Istalol and Xibrom. Istalol and Xibrom were originally licensed by AcSentient from Senju. The full rights and obligations of AcSentient under the Senju license agreements were assigned to us as a part of the acquisition agreement between us and AcSentient, with such transfer approved by Senju.

In November 2004, we entered into another license agreement with Senju under which Senju has granted us exclusive U.S. marketing rights to Senju’s ecabet sodium product for the treatment of dry eye syndrome.

In 2006, we entered into three additional license agreements with Senju under which Senju has granted us exclusive North American rights for bepotastine for the treatment of ocular allergy, latanoprost to treat glaucoma and iganidipine to enhance blood flow to the optic nerve.

Generally, under the terms of our agreements with Senju, we are responsible for all costs associated with developing the licensed products in ophthalmology for the United States and, with respect to bepotastine, latanoprost and iganidipine, North America, including clinical trials, regulatory filings, manufacturing, and, if the product is approved, marketing and sales activities.

We have paid to Senju non-refundable milestone payments of $4 million relating to the development process and regulatory approval of both Istalol and Xibrom; and will be required to pay royalties on product sales. We will also be required to pay to Senju non-refundable milestone payments of up to $3 million, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of ecabet sodium are accomplished; and royalties on future product sales. We will be required to pay to Senju non-refundable milestone payments of up to $6 million, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of bepotastine are accomplished; and royalties on future product sales. According to our iganidipine agreement with Senju, we will be required to pay Senju non-refundable milestone payments of approximately $8 million, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of iganidipine are accomplished; and royalties on future product sales. In addition, under the terms of our latanoprost agreement with Senju, we will be required to pay Senju non-refundable milestone payments of approximately $8 million, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of latanoprost are accomplished; and royalties on future product sales.

The license agreements with Senju for Xibrom, iganidipine and latanoprost will terminate upon the later of the last-to-expire licensed patent and ten years after the first commercial sale of the applicable licensed product. The license agreement with Senju for Istalol will terminate upon the last-to-expire licensed patent. The license agreements with Senju for ecabet sodium and bepotastine will terminate ten years after the later of the last-to-expire licensed patent and ten years after the first commercial sale of the applicable licensed product.

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

Japan- Otsuka

In December 2001, we entered into certain agreements with Otsuka Pharmaceutical Co., Ltd. with respect to the commercialization of Vitrase in Japan for ophthalmic uses in the posterior region of the eye. Under the terms of our agreements with Otsuka, Otsuka is responsible for preclinical studies, clinical trials, applying for and obtaining regulatory approvals and other development activities for Vitrase for ophthalmic uses in the posterior region of the eye in Japan. In October 2005, Otsuka requested, and we agreed, that, in light of the U.S. development status of Vitrase for the treatment of vitreous hemorrhage, Otsuka’s development work for Vitrase for the treatment of vitreous hemorrhage in Japan be postponed until October 2008 or until such earlier time as Otsuka considers it is proper to resume such clinical development work. If Otsuka has not resumed development work before October 2008, we have agreed to meet with Otsuka to discuss the future development plans for Vitrase in Japan. As such, we do not know when Otsuka will continue its development work on Vitrase, if ever.

Caprogel Collaboration With the Eastern Virginia Medical School

In May 2002, as part of our AcSentient asset acquisition, we acquired worldwide marketing rights for Caprogel. Caprogel was initially licensed by AcSentient from the Eastern Virginia Medical School. The full rights and obligations of AcSentient under the Eastern Virginia Medical School license agreement were assigned to us as a part of the acquisition agreement between us and AcSentient, with such transfer approved by the Eastern Virginia Medical School. In 2007, ISTA informed the Eastern Virginia Medical School that it was discontinuing further work on Caprogel, terminating its licensing agreement and returning all rights to Caprogel to the Eastern Virginia Medical School in accordance with the license agreement. We do not believe termination of the Caprogel license is material to our business.

Marketing and Sales

We continue to expand our commercial infrastructure in connection with the marketing, sale and distribution of our approved products in the United States. We have expanded our sales force to approximately 100 sales representatives in early 2007 to support our commercial activities related to Xibrom, Istalol, Vitrase, and, if approved, T-Pred. Ventiv Pharma Services LLC provides us with administrative and other services, including training, analytics, and operational support. We target our commercialization efforts towards approximately 12,000 ophthalmologists, who comprise the most prolific prescribers of ophthalmic beta-blockers, anti-inflammatories and the highest volume cataract surgeons.

Customers and Distribution

We sell our approved products primarily to drug wholesalers, retailers and distributors, including large chain drug stores, hospitals, clinics, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large, wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will impact pricing and create other competitive pressures on drug manufacturers. In general, we are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established reserves for such amounts at the time of sale.

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

Sales to AmeriSource Bergen Corp, McKesson HBOC and Cardinal Health, Inc. accounted for 18%, 35% and 34%, respectively, of our annual net revenues during 2006. The loss of any of these customers could materially and adversely affect our business, results of operations, financial condition and cash flows. Due to the relatively short lead-time required to fill orders for our products, backlog of orders is not material to our business.

Seasonality

Our business is not materially affected by seasonal factors, although we have noticed an historical general market trend with respect to sales of ophthalmic non-steroidal anti-inflammatory products. Specifically, sales of such products have tended to be lower during the first calendar quarter than the preceding fourth quarter. For the year ended December 31, 2006, sales of Xibrom accounted for 62% of our total net revenues. We believe that sales of Xibrom will continue to be a significant portion of our total net revenues in 2007.

Competition

The markets for therapies that treat diseases and conditions of the eye are subject to intense competition and technological change. Many companies, including major pharmaceutical companies, specialty pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to ours. Such companies include Allergan, Alcon Laboratories, Inc., Amphastar Pharmaceuticals, Inc., Baxter Healthcare Corp., Bausch & Lomb, Halozyme Therapeutics, Inc., Johnson & Johnson, Novartis AG, Pfizer, Inc., PrimaPharm, Inc. and Inspire Pharmaceuticals, Inc. Many of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than ours.

Numerous companies are working on alternate therapies for ocular inflammation and pain, glaucoma, allergy, dry eye syndrome, ocular infection and other disease states of the eye.

In addition, competition from generic drug manufacturers is a major challenge in the United States to branded drug companies, like us, and may have a material adverse effect on our product revenues. In October 2004, the FDA granted Istalol a “BT” rating, which means that prescriptions for Istalol cannot be substituted legally at pharmacies with generic timolol maleate products. Nonetheless, we believe that certain pharmacies may have substituted, and may be continuing to substitute, Istalol prescriptions with generic timolol maleate solutions. We have completed an educational campaign to make our customers and pharmacies aware of Istalol’s BT rating and that Istalol cannot be substituted legally at pharmacies with generic timolol maleate products.

Manufacturing

We have supply agreements with Bausch & Lomb to manufacture commercial quantities of Istalol and Xibrom. Currently, Bausch & Lomb is our sole source for Istalol and Xibrom. Ovine hyaluronidase, the active pharmaceutical ingredient used in Vitrase, is processed in several stages to produce a highly purified raw material for formulation. In June 2004, we entered into an amended and restated supply agreement with Biozyme Laboratories, Ltd. for ovine hyaluronidase for use in ophthalmic and spreading agent applications. Under our agreement with Biozyme, we were obligated to make product purchases totaling at least $750,000 over three years; this obligation has been fully met as of December 31, 2006. We also entered into a technology license agreement with Biozyme providing us certain rights to manufacture hyaluronidase, in return for an aggregate license fee of $1.1 million payable over three years. Our supply agreement with Biozyme ends in August 2007, after which any further supply of hyaluronidase by Biozyme to us would be subject to Biozyme’s agreement. Because Biozyme is our sole source for ovine hyaluronidase, we have entered into a supply arrangement with and are currently validating a third party as an alternate supplier of ovine hyaluronidase. Our success in establishing and validating the supply arrangement with such third party cannot be assured. We have entered into supply agreements with R.P. Scherer West, Inc. and Alliance Medical Products, Inc. to manufacture commercial quantities of Vitrase in a lyophilized 6,200 USP units multi-purpose vial and 200 USP units/mL in sterile solution, respectively. Currently, each of R.P. Scherer West and Alliance Medical Products is our sole source for Vitrase in these respective configurations.

Research and Development

Since our inception, we have made substantial investments in research and development. During the years ended December 31, 2006, 2005 and 2004, we spent $23.1 million, $16.6 million and $15.6 million, respectively, on research and development activities.

We plan to focus our near-term research and development efforts on the continued development of our marketed products and the products in our current development pipeline. Building on these development efforts, our goal is to continue our growth as an ophthalmic pharmaceutical company by developing or acquiring complementary products, either already marketed or in late-stage development. Some acquired products may require additional research and development activities prior to regulatory approval and commercialization.

Patents and Proprietary Rights

Our success will depend in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our inventions. We currently own or license 32 United States and foreign patent applications and 96 United States and foreign issued patents.

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

We also file trademark applications to protect the names of our products. These applications may not mature to registration and may be challenged by third parties. In addition, some of our trademarks, including Xibrom, are owned by or assignable to our licensors, such as Senju, and upon expiration or termination of the license agreements, we may no longer be able to use these trademarks.

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

Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of a FDA inspection and lists conditions the FDA investigators believe may violate cGMP or other FDA regulations. FDA guidelines specify that a Warning Letter be issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

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

Human Resources

As of February 28, 2007, we had 198 full-time employees. Of our employees, 37 are engaged in research and development, eight in manufacturing, 16 in quality assurance and quality control, 116 in sales and marketing, and 21 in administration and finance. Our employees do not have a collective bargaining agreement. We consider our relations with our employees to be good.

General Information

We incorporated in California in February 1992 as Advanced Corneal Systems, Inc. In March 2000, we changed our name to ISTA Pharmaceuticals, Inc., and we reincorporated in Delaware in August 2000. Our corporate headquarters and principal research laboratories are located at 15295 Alton Parkway, Irvine, CA 92618, and our telephone number is (949) 788-6000.

We make the following reports available on our website, at http://www.istavision.com, free of charge as soon as practicable after filing with the SEC:

•	our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports;

•

our policies related to corporate governance, including our Code of Ethics and Conduct applying to our directors, officers and employees (including our principal executive officer and principal financial and accounting officer) that we have adopted to meet the requirements set forth in the rules and regulations of the United States SEC and its corporate governance principles; and

•	the charters of the Audit, Compensation and Nominating & Corporate Governance Committees of our Board of Directors

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

In addition to other information included in this report, the following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements contained in this Annual Report on Form 10-K, and thus should be considered carefully in evaluating our business and future prospects. The following risk factors are not an exhaustive list of the risks associated with our business. New factors may emerge or changes to these risks could occur that could materially affect our business.

Risks Related to Our Business

If we do not receive and maintain regulatory approvals for our products or product candidates, we will not be able to commercialize our products, which would substantially impair our ability to generate revenues and materially harm our business and financial condition.

Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States. Three of our product candidates, Xibrom, Istalol and Vitrase for use as a spreading agent, have received regulatory approval from the FDA.

The regulatory approval process is extensive, time-consuming and costly, and the FDA may not approve additional product candidates, or the timing of any such approval may not be appropriate for our product launch schedule and other business priorities, which are subject to change.

We have filed an NDA with the FDA for Vitrase for the treatment of vitreous hemorrhage. Although we have received an approvable letter from the FDA with respect to our NDA for Vitrase for the treatment of vitreous hemorrhage, the FDA has requested additional analysis of the existing data and an additional confirmatory clinical study based upon that analysis. We have submitted information to the FDA in response to its comments contained in the approvable letter and have continued our discussions with the FDA on Vitrase for vitreous hemorrhage. Based upon these discussions, we believe that we are unlikely to initiate further Vitrase U.S. clinical studies for vitreous hemorrhage in the near term. The FDA may therefore not approve this NDA for Vitrase for the treatment of vitreous hemorrhage. In July 2006, we announced our filing with the FDA of our NDA for T-Pred, our fixed combination product (tobramycin/prednisolone acetate) for the treatment of inflammatory ocular conditions for which a corticosteroid is indicated where bacterial infections or a risk of bacterial infection exists. The FDA may not approve our T-Pred NDA in a timely fashion on commercially viable terms, or at all.

Clinical testing of pharmaceutical products is also a long, expensive and uncertain process. Even if initial results of preclinical studies or clinical trial results are positive, we may obtain different results in later stages of drug development, including failure to show desired safety and efficacy. The clinical trials of any of our product candidates could be unsuccessful, which would prevent us from obtaining regulatory approval and commercializing the product. In February 2006, we announced positive preliminary results from Phase IIb clinical study of ecabet sodium for the treatment of dry eye syndrome. During the third quarter of 2006, we initiated a Phase IIb study to confirm our preliminary findings. However, a complete analysis of our Phase IIb study results, or further testing of ecabet sodium, may not support our preliminary Phase IIb findings or further development or regulatory approval of this drug. In February 2007, we announced highly statistically significant and positive preliminary results from our initial analysis of our two U.S. Phase III clinical trials of our Xibrom QD. Based upon the preliminary results of the studies and pending final analyses, we plan to file a sNDA with the FDA in the second half of 2007 for Xibrom QD for the treatment of ocular pain and inflammation associated with cataract surgery. However, the final analysis of the results of this study may not support the filing of an sNDA or, if an sNDA is submitted, regulatory approval of this drug formulation. We initiated a Phase III study with Xibrom allergy in late 2006. We announced in March 2007 that we decided to terminate the study prior to complete enrollment and that the available data would be analyzed. Our analysis of this data may not support further development of Xibrom allergy.

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

Rapid growth of our business is likely to place a significant strain on our managerial, operational and financial resources and systems. To manage our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We will be dependent on our personnel and third parties to effectively manufacture, market, sell and distribute our products. We will also depend on our personnel and third parties to successfully develop and acquire new products. Further, our anticipated growth will place additional strain on our suppliers and manufacturers, resulting in increased need for us to carefully manage these relationships and monitor for quality assurance. Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand a successful commercial infrastructure to support marketing and sales of our products, our business and financial results will be materially harmed.

We have a history of net losses and negative cash flow, and we may need to raise additional working capital.

We have never been profitable, and we might never become profitable. In this regard, we anticipate that our operating expenses will continue to increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products. As of December 31, 2006, our accumulated deficit was $265.0 million, including a net loss of approximately $38.4 million for the year ended December 31, 2006. As of December 31, 2006, we had approximately $38.9 million in cash and cash equivalents and short-term investments and working capital of $28.0 million. We believe our current cash and cash equivalents and short-term investments on hand, together with borrowings available under our credit facility and other borrowing arrangements, will be sufficient to finance anticipated capital and operating requirements for at least the next twelve months.

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

Outstanding amounts under our revolving credit facility bear interest at variable rates, which may expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase and our net income and cash flows would decrease. The loan and security agreement also contains certain covenants based on our financial performance. If we violate any of these financial performance covenants, or are otherwise in default, our lender has the option to declare all outstanding borrowings immediately due and payable, which could also cause a default under our senior subordinated convertible notes. If we would be required to immediately repay all, or a portion of this indebtedness, it could have a material adverse impact on our financial position and business.

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

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the level of our expenses, revenues and gross margins;

•	the timing of our regulatory submissions or approvals;

•	the initiation and progress of our clinical trials and other product development activities;

•

the introduction of competitive products and announcements from competitors regarding actual or potential products under development or new commercial products, and the impact of competitive products and pricing;

•	the level of orders within a given quarter and preceding quarters;

•	the levels of inventory for our products maintained by our customers including wholesalers;

•	the timing of our product shipments and our customer’s receipt of such shipments within a given quarter;

•	the timing of introducing new products;

•	the changes in our pricing policies or in the pricing policies of our competitors or suppliers; and

•	our product mix and dependence on a small number of products for most of our revenue.

In addition, sales of Xibrom, which accounted for 62% of our net revenues in 2006, tend to be lower in the first quarter as compared to other quarters. Due to these and other factors, we believe that quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, should not be construed as reliable indicators of our future performance. In any quarterly period, our results may be below the expectations of market analysts and investors, which would likely cause the trading price of our common stock to decrease.

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

We have entered into licensing collaborations with Senju Pharmaceutical, Co. Ltd. relating to Istalol, Xibrom, ecabet sodium, bepotastine, iganidipine, and certain prostaglandins compounds, including latanoprost. With respect to Xibrom, ecabet sodium, bepotastine and iganidipine, certain patent and other intellectual property rights we have received from Senju have been licensed by Senju from third parties. As a result, Senju’s license of such rights to us is subject to Senju maintaining and performing its obligations under these third party license agreements. We have also entered into collaborations with Allergan and Otsuka Pharmaceutical Co. Ltd. relating to the commercialization of Vitrase in specified markets outside the United States for ophthalmic uses for the posterior region of the eye. Allergan retains an option to commercialize Vitrase for the posterior segment of the eye in Europe upon approval. If Allergan exercises its option, we will be dependent upon Allergan for the commercialization of Vitrase for such approved uses in Europe. If Allergan does not exercise its option, then such European rights will revert to ISTA, and we will pay Allergan a royalty on our European sales of Vitrase for use in the posterior segment of the eye. We depend on Otsuka for obtaining regulatory approval of

Vitrase for ophthalmic uses for the posterior region of the eye in Japan, and if such approval is obtained, we will be dependent upon Otsuka for the commercialization of Vitrase for such approved uses in Japan. The amount or timing of resources that our partners dedicate to our collaborations is not totally within our control. For example, in October 2005, Otsuka requested, and we agreed, that, in light of the U.S. development status of Vitrase for the treatment of vitreous hemorrhage, Otsuka’s development work for Vitrase for the treatment of vitreous hemorrhage in Japan be postponed until October 2008 or until such earlier time as Otsuka considers it is proper to resume such clinical development work. If Otsuka has not resumed development work before October 2008, we have agreed to meet with Otsuka to discuss the future development plans for Vitrase in Japan. As such, we do not know when Otsuka will continue its development work on Vitrase, if ever.

Any breach or termination of our agreements by, or disagreements with, our collaborative partners could delay or stop the development and/or commercialization of our product candidates within the scope of these collaborations, or, in the case of Allergan and Otsuka, adversely impact our receipt of milestone payments, profit splits, royalties, and other consideration from these collaborations. In addition, any failure by Senju to perform its obligations under its license agreements with third parties or any adverse modification or termination of these third party license agreements could significantly impair our ability to continue or stop our development and/or commercialization of any product candidates or products for which Senju has licensed us rights subject to these third party agreements. Our collaborative partners may change their strategic focus, terminate our agreements or choose not to exercise their options, on relatively short notice, or pursue alternative technologies. Our agreements with Otsuka and Senju generally contain reciprocal terms providing that neither we nor they may develop products that directly compete in the same form with the products involved in the collaboration. Nonetheless, our collaborators may develop competing products in different forms or products that compete indirectly with our products.

If we have problems with our sole source suppliers, our product development and commercialization efforts for our product candidates could be delayed or stopped.

Some materials used in our products are currently obtained from a single source. For example, Biozyme Laboratories, Ltd. is currently our only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase. Our supply agreement with Biozyme ends in August 2007, after which any further supply of hyaluronidase by Biozyme to us would be subject to Biozyme’s agreement. Because Biozyme is our sole source for ovine hyaluronidase, we have entered into a supply arrangement with and are currently validating a third party as an alternate supplier of ovine hyaluronidase. However, we may not be able to successfully establish and validate the supply arrangement with such third party. While we are currently pursuing additional sources for this material, we may not be successful in establishing such additional sources. The active ingredient for Xibrom is also supplied to us from a sole supplier. We have also entered into supply agreements with R.P. Scherer West and Alliance Medical Products to manufacture commercial quantities of Vitrase in a lyophilized 6,200 USP units multi-purpose vial and 200 USP units/mL in sterile solution, respectively. Currently, R.P. Scherer West and Alliance Medical Products each is our sole source for Vitrase in these respective configurations. We also have supply agreements with Bausch & Lomb to manufacture commercial quantities of Istalol and Xibrom, and, currently, Bausch & Lomb is our sole source for such products.

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

To the extent that our products are reimbursed by the Medicare, Medicaid and other federal programs, our marketing and sales activities will be subject to regulation. Federal agencies in recent years have initiated investigations against and entered into multi-million dollar settlements with a number of pharmaceutical companies alleging violations of fraud and abuse provisions. We will need to ensure that our sales force is properly trained to comply with these laws. Even with such training, there is a risk that some of our marketing practices could come under scrutiny, or that we will not be able to institute or continue certain marketing practices. The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, some states have laws that require pharmaceutical companies to adopt comprehensive compliance programs. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

If our past or present operations are found to be in violation of any of the laws described above or other similar governmental regulations to which we are subject, we may be subject to the applicable penalty associated with the violation which could adversely affect our ability to operate our business and our financial results.

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

We currently own or license 32 U.S. and foreign patents and 96 U.S. and foreign pending patent applications. Our existing patents, or any patents issued to us as a result of such applications, may not provide us a basis for commercially viable products, may not provide us with any competitive advantages, or may face third-party challenges or be the subject of further proceedings limiting their scope or enforceability. We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. In addition, costly litigation could be necessary to protect our patent position. We license patent rights from Senju for Istalol, Xibrom, ecabet sodium, bepotastine, iganidipine and certain prostaglandin compounds, including latanoprost. Some of these license agreements do not permit us to control the prosecution, maintenance, protection and/or defense of such patents. If the licensor chooses not to protect its own patent rights, we may not be able to take actions to secure our related product marketing rights. In addition, if such patent licenses are terminated before the expiration of the licensed patents, we may no longer be able to continue to manufacture and sell such products as may be covered by the patents. In this regard, certain patent rights licensed from Senju have been licensed by Senju from third parties. As a result, any failure by Senju to perform its obligations under its license agreements with third parties or any adverse modification or termination of these third party license agreements could significantly impair our ability to continue or stop our development and/or commercialization of any product candidates or products for which Senju has licensed us rights subject to these third party license agreements.

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

We also rely on trademarks to protect the names of our products. These trademarks may be challenged by others. If we enforce our trademarks against third parties, such enforcement proceedings may be expensive. Some of our trademarks, including Xibrom, are owned by or assignable to our licensors, and upon expiration or termination of the applicable license agreements, we may no longer be able to use these trademarks.

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

Our principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. For the year ended December 31, 2006, our three largest customers accounted for 18%, 35% and 34%, respectively, of our net revenues. The loss of any of our customers could materially adversely affect our business, results of operations and financial condition and our cash flows. In addition, none of our customers are party to any long-term supply agreements with us which would enable them to change suppliers freely should they wish to do so.

The rising cost of healthcare and related pharmaceutical product pricing has lead to cost-containment pressures that could cause us to sell our products at lower prices, resulting in less revenue to us.

Any of our products that have been or in the future are approved by the FDA may be purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Such third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of such organizations, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products. Furthermore, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could negatively and materially impact our revenues and financial condition. Similar regulatory and legislative issues are present in most other countries outside of the United States.

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

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims by consumers and other third parties. As a commercial company, we have begun to market and promote our approved products, like Xibrom, Istalol and Vitrase, and we may be subject to various product liability claims. In addition, we may in the future recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. We may experience material losses due to product liability claims, product recalls or corrections. These events, among others, could result in additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling that could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market. Furthermore, any adverse publicity associated with such an event could cause consumers to seek alternatives to our products, which may cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the event.

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

Since 2002, the daily closing price per share of our common stock has ranged from a high of $99.70 per share to a low of $2.20 per share, as adjusted for the 1-for-10 reverse stock split effected November 2002. Our stock price has been and may continue to be subject to significant volatility. Among others, the following factors may cause the market price of our common stock to fall:

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

The average daily trading volume in our common stock for the year ended December 31, 2006 was approximately 84,631 shares and the average daily number of transactions was approximately 336 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock is made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

Substantial future sales of our common stock in the public market may depress our stock price and make it difficult for you to recover the full value of your investment in our shares.

We have approximately 26.2 million shares of common stock outstanding, most of which are freely tradable. In addition, we also issued warrants exercisable for the purchase of up to an aggregate of 1,842,104 shares of our common stock for a purchase price of $3.80 per share (as of December 31, 2006, 300,163 warrants have been exercised) and our senior subordinated convertible notes are presently convertible into 5,161,296 shares of common stock. The market price of our common stock could drop due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock.

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

As of February 28, 2007, our directors and officers, as a group, control approximately 23% of our voting securities, a concentration of ownership that could delay or prevent a change in control. We are contractually obligated to include a representative of Investor Growth Capital as a nominee for election to our board of directors and the Sprout Group has the right to designate two such nominees. Our principal stockholders, if acting together, would be able to influence and possibly control most matters submitted for approval by our stockholders, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

We are also subject to anti-takeover provisions under Delaware law, each of which could delay or prevent a change of control. Together these provisions and the stockholder rights plan may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

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

We currently lease facilities, which approximate 44,739 square feet of laboratory and office space, in Irvine, California. The term of our Irvine, California leaseholds expire October 31, 2009 and September 30, 2015, but may be renewed by us for an additional five year term. We believe that these four facilities are adequate for our immediate needs. Additional space may be required, however, as we expand our research and clinical development, manufacturing and selling and marketing activities. We do not foresee any significant difficulties in obtaining any required additional facilities close to our current facility.

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

Item 4: Submission of Matters to a Vote of Security Holders.

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on October 19, 2006.

Proposal No. 1: The stockholders elected three Class III directors to serve for a term of three years expiring upon the 2009 Annual Meeting of Stockholders or until his or her successor has been duly elected and qualified.

Nominee	Votes For	Votes Withheld
Rolf A. Classon	21,662,790	374,912
Dean J. Mitchell	21,626,374	411,328
Wayne I. Roe	21,661,777	375,925

Proposal No. 2: The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ended December 31, 2006 (with 21,954,042 votes for, 58,253 votes against, and 25,407 votes abstaining).

Proposal No. 3: The stockholders approved and adopted our Third Amendment and Restatement of the 2004 Performance Incentive Plan (with 10,574,646 votes for, 472,978 votes against, and 2,761,717 votes abstaining).

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed on The Nasdaq Global Market under the symbol “ISTA.” The following table shows the high and low sale prices for our common stock as reported by The Nasdaq Global Market during the calendar quarters indicated:

	High	Low
Year Ended December 31, 2005
First Quarter	$11.24	$8.60
Second Quarter	9.80	6.91
Third Quarter	10.47	5.91
Fourth Quarter	7.24	5.56
Year Ended December 31, 2006
First Quarter	$8.20	$5.80
Second Quarter	7.22	5.26
Third Quarter	7.15	5.19
Fourth Quarter	7.45	5.78
Year Ending December 31, 2007
First Quarter (through March 1, 2007)	$8.48	$6.74

Holders of Common Stock

As of March 1, 2007, there were approximately 260 stockholders of record of our common stock based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends by us is restricted by our credit facility and our senior subordinated convertible notes which contains restrictions prohibiting us from paying any cash dividends without the lender’s or holders’prior approval, as the case may be.

Equity Compensation Plans

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	10,756,149	$6.80	4,310,718
Equity compensation plans not approved by security holders (2)	145,461	$16.28	0

Total	10,901,610	$6.92	4,310,718

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

Stock Price Performance Graph

The following graph compares our total cumulative stockholder return as compared to The Nasdaq Global Market and U.S. index (“Nasdaq U.S. Index”) and the Nasdaq Pharmaceutical Index for the period beginning on December 31, 2001 and ending on December 31, 2006. Total stockholder return assumes $100.00 invested at the beginning of the period in our common stock, the stocks represented by the Nasdaq U.S. Index and the Nasdaq Pharmaceutical Index, respectively. Total return assumes reinvestment of dividends; we have paid no dividends on our common stock.

Item 6:	Selected Financial Data.

The table below presents selected consolidated financial data of ISTA and our subsidiaries as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The following selected consolidated financial data has been derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements contained herein, and related notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, (in thousands, except per share data)
	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data:
Revenues:
Product sales, net	$32,729	$10,382	$1,619	$—	$—
License revenue	278	278	278	278	278

Total revenue	33,007	10,660	1,897	278	278

Cost of products sold	9,943	3,542	1,427	—	—

Gross profit margin	23,064	7,118	470	278	278
Costs and expenses:
Research and development	23,096	16,611	15,583	17,250	14,751

	Year Ended December 31, (in thousands, except per share data)
	2006	2005	2004	2003	2002
Selling, general and administrative	38,087	30,599	25,841	8,635	8,224

Total costs and expenses	61,183	47,210	41,424	25,885	22,975

Loss from operations	(38,119)	(40,092)	(40,954)	(25,607)	(22,697)
Interest income	1,879	1,642	584	372	213
Interest expense	(2,179)	(30)	(54)	(10)	(473)

Net loss	$(38,419)	$(38,480)	$(40,424)	$(25,245)	$(22,957)

Net loss per common share, basic and diluted(1)	$(1.48)	$(1.51)	$(2.22)	$(1.83)	$(7.53)

Shares used in computing net loss per share, basic and diluted(1)	26,010	25,490	18,190	13,803	3,049

(1)	In November 2002 we completed a 1-for-10 reverse stock split to the then outstanding common stock. All historical common shares and per share data have been adjusted for the reverse stock split.

	As of December 31, (in thousands)
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$38,934	$38,626	$27,748	$48,463	$35,712
Working capital	27,998	32,990	18,872	44,193	33,046
Total assets	59,743	45,339	30,373	50,182	37,135
Deferred revenue	3,611	3,994	4,166	4,444	4,722
Convertible notes	40,000	—	—	—	—
Other long-term obligations	270	255	455	9	10
Accumulated deficit	(264,962)	(226,543)	(188,063)	(147,639)	(122,394)
Total stockholders’ (deficit) / equity	(4,559)	30,335	15,318	40,424	29,228

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, set forth in detail in Item 1A of Part I, under the heading “Risk Factors.”

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes to those statements contained elsewhere in this Annual Report on Form 10-K.

Overview

We are an ophthalmic pharmaceutical company. Our products and product candidates address the $3.2 billion U.S. prescription ophthalmic market and include therapies for inflammation, ocular pain, glaucoma, allergy, dry eye, vitreous hemorrhage, and diabetic retinopathy. We currently have three products for sale in the U.S.: Xibrom™ (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, Istalol® (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase® (hyaluronidase for injection) for use as a spreading agent. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $265.0 million through December 31, 2006.

Results of Operations

The following discussion of our results of operations generally reflects our transition from a development stage company to a commercial stage company with a primary focus on ophthalmology.

Years Ended December 31, 2006, 2005 and 2004

Revenue. Revenue was approximately $33.0 million in 2006, as compared to $10.7 million in 2005 and $1.9 million in 2004. The increase in revenue in 2006 as compared to 2005 was primarily attributable to a full year of product sales for all three of our commercial products, including the launch of smaller vial sizes for both Xibrom and Istalol during the first quarter of 2006. The increase in revenue in 2005 as compared to 2004 was primarily attributable to the launch of Vitrase and Xibrom in the first and second quarters of 2005, respectively.

In addition to product revenues in 2006, 2005 and 2004, we recorded license revenue of $278,000 in each of 2006, 2005 and 2004, reflecting the amortization of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

Net Revenue

$ millions	Year Ended December 31, 2006	Year Ended December 31, 2005	% Change
Xibrom	$20.2	$5.3	281%
Istalol	8.3	2.6	219%
Vitrase	4.2	2.5	68%
Other	0.3	0.3	0%

Total Net Revenue	$33.0	$10.7	208%

Cost of products sold. Cost of products sold was $9.9 million in 2006, as compared to $3.5 million in 2005 and $1.4 million in 2004. Cost of products sold for 2006 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves for short dating of certain Vitrase lots and other costs of products sold. The increase in cost of products sold in 2006 from 2005 is primarily the result of increased net product sales year over year. The increase in cost of products sold in 2005 from 2004 was primarily the result of increased net product sales after the launch of our new products in 2005. Gross margin for 2006 was 70%, or $23.1 million, as compared to 67%, or $7.1 million for 2005 and 25%, or $.5 million for 2004. The increase in gross margin in 2006 as compared to 2005 and 2004 is primarily due to the change in revenue mix.

We expect our gross margin for 2007 will be approximately 70%—74%, subject to quarterly fluctuations based on revenue mix.

Research and development expenses. Research and development expenses were $23.1 million in 2006, $16.6 million in 2005 and $15.6 million in 2004. The increase in research and development expenses for 2006 was primarily the result of an increase in clinical development costs, which include FDA filing fees, clinical investigator fees, study monitoring costs and data management costs due to the filing of an NDA with the FDA for T-Pred, the commencement and completion of the Xibrom QD once-daily Phase III clinical trials, as well as the commencement of our Phase III clinical trial for Xibrom allergy and Phase IIb confirmatory study for ecabet sodium. Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial scale manufacturing capabilities for Vitrase, Istalol and Xibrom.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, medical affairs costs. In addition, we also record as research and development expenses any up front and milestone payments that have accrued to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. In 2006, approximately 34% of our research and development expenditures were for clinical development costs, 16% were for regulatory costs, 6% were for pharmaceutical development costs, 23% were for manufacturing development costs, 11% were for medical affairs costs and approximately 10% was for an up front payment to in-license bepotastine, an investigational ophthalmic treatment for the treatment of allergic conjunctivitis.

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for 2006 were $7.8 million as compared to $5.3 million for 2005 or an increase of $2.5 million. The increase in clinical costs in 2006 was primarily due to the commencement and completion of the Xibrom QD once-daily Phase III clinical trials, as well as the commencement of the Phase II clinical trial for Xibrom allergy and Phase IIb confirmatory study for ecabet sodium.

•

Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, for 2006 were $3.8 million as compared to $3.3 million for 2005 or an increase of $500,000. The increase is primarily attributable to the filing of an NDA with the FDA for T-Pred.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for 2006 were $1.5 million as compared to $1.6 million for 2005 or a decrease of $100,000. The decrease is primarily due to the overall reduction in outside research expenses.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for 2006 were $5.2 million as compared to $2.7 million for 2005 or an increase of $2.5 million. The increase is primarily attributable to the scale up of activities associated with the increase in the number of commercial products during 2006 as compared to 2005 and the continued increase in the number of products in our pipeline.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for 2006 remained relatively flat as compared to 2005 at $2.4 million.

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

Depending upon the progress of our clinical and pre-clinical programs we expect our research and development expenses in 2007 will be approximately $24 -$28 million.

Selling, general and administrative expenses. Selling, general and administrative expenses were $38.1 million in 2006, $30.6 million in 2005 and $25.8 million in 2004. The $7.5 million increase in selling, general and administrative expenses in 2006 as compared to 2005 is primarily attributable to an increase of $3.9 million in sales and marketing expenses due to higher expenses associated with the expanded indication of Xibrom to include pain during 2006, an increase of $1.1 million in 2006 due to increased administrative costs related to expanding the operations and other general corporate expenses, and the expense associated with the adoption on January 1, 2006 of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” in the amount of $2.5 million.

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

We anticipate our selling, general and administrative expenses for 2007 will be approximately $44 to $48 million, excluding stock compensation expense which we estimate will be approximately $3.0 to $4.0 million for 2007.

Stock-based compensation. Compensation for stock options granted to non-employees has been determined in accordance with SFAS No. 123(R), “Share-Based Payment”, and Emerging Issues Task Force, or EITF, Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”, and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, as the fair value of the equity instrument issued and is periodically re-measured as the underlying options vest. Stock option compensation for non-employees is recorded as the related services are rendered and the value of compensation is periodically re-measured as the underlying options vest.

For the year ended December 31, 2006, we granted stock options to employees to purchase 1.1 million shares of common stock at a weighted average exercise price of $6.55 per share, equal to the fair market value of our common stock at the time of grant. In previous years, under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, we granted stock options to employees with a grant price less than the fair market value at the date of grant and recorded deferred compensation of approximately $53,000 and $54,000 during the years ended December 31, 2005 and 2004, respectively, and recorded amortization of $196,000 and $434,000 during the years ended December 31, 2005 and 2004, respectively. We also issued restricted stock awards and included in stock compensation expense is $138,000 for the year ended December 31, 2006 related to these restricted stock awards.

Interest income. Interest income was $1.9 million in 2006, $1.6 million in 2005 and $584,000 in 2004. The increase in interest income in 2006 was primarily attributable to higher cash balance as a result of our receipt of $40.0 million in net proceeds from the issuance of senior subordinated convertible notes during 2006 and higher rates of return as compared to 2005. The increase in interest income in 2005 was primarily attributable to higher cash balances as a result of our receipt of $53.0 million of net proceeds from our January 2005 financing and other stock issuances and higher rates of return as compared to 2004.

Interest expense. Interest expense was approximately $2.2 million in 2006, $30,000 in 2005 and $54,000 in 2004. Interest expense incurred during 2006 was primarily attributable to the interest on the outstanding amounts under our credit facility, the amortization of the deferred financing costs associated with the issuance of $40.0 million in senior subordinated convertible notes and the interest recorded on these outstanding senior subordinated convertible notes. Interest expense incurred during 2005 was primarily attributable to the interest accrued on the $3.5 million liability due (and fully paid during the first quarter of 2005) to Allergan as a result of our reacquisition of all rights to market and sell Vitrase in the United States and other specified markets. Interest expense incurred during 2004 was also primarily attributable to the interest accrued on the $3.5 million liability due to Allergan, which was entered into during the fourth quarter of 2004.

We expect our net interest expense in 2007 will be approximately $3.5 to $4.5 million as a result of interest on our senior subordinated convertible notes and interest on our revolving credit facility which we anticipate using to a greater extent in 2007 to facilitate the growth of our business.

Income taxes. We incurred net operating losses in 2006, 2005 and 2004 and consequently did not pay any federal, state or foreign income taxes. At December 31, 2006, we had federal and California net operating loss carryforwards of approximately $160.4 million and $90.4 million, respectively, which we have fully reserved due to the uncertainty of realization. Our federal tax loss carryforwards will begin to expire in 2008, unless utilized. Our California tax loss carryforwards will continue to expire in 2007, unless utilized. We also have federal and California research tax credit carryforwards of approximately $6.3 million and $3.8 million, respectively. The federal research tax credits will begin to expire in 2010, unless utilized. Our California research tax credit carryforwards do not expire and will carryforward indefinitely until utilized. In addition, we have California manufacturer’s investment credit of approximately $34,000 that will begin to expire in 2008, unless utilized.

Liquidity and Capital Resources

As of December 31, 2006, we had approximately $38.9 million in cash, cash equivalents and short-term investments, $5.6 million of restricted cash, which supports a letter of credit issued as security for interest payments on the outstanding senior subordinated convertible notes and working capital of $28.0 million. Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2000, we have received gross proceeds of approximately $241.3 million from sales of our common stock and the issuance of promissory notes and convertible debt.

Under our revolving credit facility, we may borrow up to the lesser of $10.0 million or 66.67% of our unrestricted cash, cash equivalents and net receivables. As of December 31, 2006, we had $3.5 million available for borrowing under the credit facility. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets with the exception of our intellectual property. As of December 31, 2006, we were in compliance with all of the covenants under the credit facility. All amounts owing under the credit facility will become due and payable on March 31, 2008.

In April 2006, we entered into a credit arrangement whereby we may borrow up to $1.2 million to finance the purchase of certain capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the purchase date of the equipment. As of December 31, 2006, $0.9 million was outstanding under this arrangement.

Additionally, in June 2006, we issued an aggregate of $40.0 million in principal amount of our senior subordinated convertible notes, bearing 8% interest per annum payable quarterly in cash in arrears which began October 1, 2006. The notes mature in June 2011 and are convertible, at any time following their issuance, into shares of our common stock at an initial conversion price of $7.75 per share, subject to certain adjustments.

During 2006, we used $35.1 million of cash for operations primarily as a result of the net loss of $38.4 million offset by non-cash compensation expense of $2.6 million, amortization of deferred financing costs related to the senior subordinated convertible notes of $0.2 million and depreciation expense of $0.5 million. During 2005, we used $43.1 million of cash for operations primarily as a result of the net loss of $38.5 million and a change in working capital of $5.2 million, which primarily includes a $3.5 million payment (including interest) incurred as a result our reacquisition of all rights to market and sell Vitrase in the United States and other specified markets from Allergan, and a combined increase in accounts receivable, net, and inventory, net, of $3.0 million. During 2004, we used $34.5 million of cash for operations principally as a result of the net loss of $40.4 million partially offset by non-cash compensation expense of $698,000, the transfer of equipment for technology of $214,000 and the change in other liabilities of $4.2 million, relative to the $10.0 million liability incurred in connection with our reacquisition of all rights to market and sell Vitrase for all uses in the United States and other specified markets ($6.5 million was paid prior to December 31, 2004).

Net cash provided by investing activities totaled $2.7 million during 2006 compared to $14.8 million of cash used in investing activities during 2005. During 2004, $12.3 million of cash was provided by investing activities. Cash provided by investing activities for 2006 is primarily attributable to the issuance of senior subordinated convertible notes in the amount of $40.0 million, which was subsequently invested in short-term investments, offset by allocation of $5.6 million to support the letter of credit issued as security for interest payments on the outstanding senior subordinated convertible notes. Cash used in investing activities for 2005 is primarily attributable to the purchase of our short-term investment securities, net of maturities. Cash provided for investing activities in 2004 is primarily attributable to the sale of an aggregate of 1,820,000 shares of common stock in two registered direct offerings in August 2004 at an aggregate purchase price of $15.5 million (before offering expenses and fees), which was subsequently invested in short-term investments.

Net cash provided by financing activities totaled $43.1 million during 2006 compared to $54.9 million in 2005 and $14.7 million in 2004. The net cash provided by financing activities in 2006 is primarily the result of proceeds from the line of credit totaling $13.5 million and repayment on the line of credit totaling $8.5 million and the issuance of senior subordinated convertible notes in the principal amounts of $40.0 million, offset by $2.8 million in financing costs associated with the senior subordinated convertible notes. The net cash provided by financing activities in 2005 is primarily the result of the sale of an aggregate of 6,325,000 shares of common stock under our universal shelf registration statement in an underwritten public offering for an aggregate purchase price of $56.2 million, before offering expenses and underwriting discounts. The net cash provided by financing activities in 2004 is primarily attributable to $14.3 million net cash from the sale of an aggregate of 1,820,000 shares of common stock in two registered direct offerings in August 2004 at an aggregate purchase price of $15.5 million.

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

We have never been profitable, and we might never become profitable. In this regard, we anticipate that our operating expenses will continue to increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products. As of December 31, 2006, our accumulated deficit was $265.0 million, including a net loss of approximately $38.4 million for the twelve months ended December 31, 2006 and a stockholders’ deficit of $4.6 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$3,650	$997	$1,578	$329	$746
Obligation Under Capital Leases	115	56	54	5	—
Line of Credit	6,500	6,500	—	—	—
Obligation Under Equipment Debt (2)	1,029	365	650	14
Long-term Liability Obligations (1)	55,205	3,288	6,400	45,517	—

Total:	$66,499	$11,206	$8,682	$45,865	$746

(1)	Represents $40.0 million in principal amount of our senior subordinated convertible notes, bearing 8% interest per annum payable quarterly in cash in arrears which began October 1, 2006. The notes mature in June 2011 and are convertible, at any time following their issuance, into shares of our common stock at an initial conversion price of $7.75 per share, subject to anti-dilution adjustments.
(2)	In April 2006, we entered into a credit arrangement under which the Company may borrow up to $1.2 million to finance the purchase of capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the date of each loan schedule.

In addition to the above, we are committed to make potential future “milestone” payments to third-parties as part of our in-licensing and development programs. Milestone payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on our consolidated balance sheet. As of December 31, 2006, the maximum potential future “milestone” payments to third-parties is $22.0 million.

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

We establish allowances for estimated rebates, chargebacks and product returns based on numerous qualitative and quantitative factors, including:

•	The number of and specific contractual terms of agreements with customers;

•	Estimated level of units in the distribution channel;

•	Historical rebates, chargebacks and returns of products;

•	Direct communication with customers;

•	Anticipated introduction of competitive products or generics;

•	Anticipated pricing strategy changes by ISTA’s and/or its competitors;

•	Analysis of prescription data gathered by a third-party prescription data provider;

•	The impact of changes in state and federal regulations; and

•	Estimated remaining shelf life of products.

In our analyses, we utilize on hand unit data purchased from the major wholesalers, as well as, prescription data purchased from a third-party data provider to develop estimates of historical unit channel pull-through. We utilize an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, we develop an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback and product return exposures.

Consistent with industry practice, we periodically offer promotional discounts to our existing customer base. These discounts are calculated as a percentage of the current published list price and the net price (i.e., the current published list price less the applicable discount) is invoiced to the customer. Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time that we implement a price increase, we generally offer our existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels, therefore, we recognize the related revenue upon receipt by the customer and include the sale in estimating our various product related allowances. In the event we determine that these sales represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such sale.

Allowances for estimated rebates and chargebacks were $0.9 million, $86,000 and $27,000 as of December 31, 2006, 2005 and 2004, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

Allowances for product returns were $0.8 million, $0.8 million, and $0.4 million as of December 31, 2006, 2005 and 2004, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy, which allows customers to return product within six months of it expiry dating and for a period up to 12 months after it has reached the expiration date. We estimate our liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above.

For the years ended December 31, 2006, 2005 and 2004, our absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of our existing products and the approval of new products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The exposure to these revenue-reducing items as a percentage of gross product revenue in 2006, 2005 and 2004 was 6.9%, 5.6% and 11.4% for the allowance for rebates, chargebacks and discounts and was 2.7%, 5.8% and 19.1% for the allowance for product returns, respectively. The reason for the high product return allowance as a percentage of gross product revenue during 2004 was due to the fact that we had only one product on the market that was launched that year. We typically apply a higher allowance for product returns on stocking orders in connection with an initial launch.

License Revenue. We recognize revenue consistent with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance in accordance with Emerging Issues Task Force, or EITF. Issue No. 00-21

“Revenue Arrangements with Multiple Deliverables”. Amounts received for milestones are recognized upon achievement of the milestone, unless we have ongoing performance obligations. Royalty revenue is recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

Inventories

Inventory relates to Xibrom, a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation and pain following cataract surgery; Istalol, for the treatment of glaucoma; Vitrase 200 USP units/ml for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs; and Vitrase, lyophilized 6,200 USP units multi-purpose vial. Inventories, net of allowances, are stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method.

Inventories are reviewed periodically for slow-moving or obsolete status. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We would record a reserve to adjust inventory to its net realizable value if: (1) a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, (2) when a product is close to expiration and not expected to be sold, (3) when a product has reached its expiration date or (4) when a product is not expected to be saleable. In determining the reserves for these products, we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, have recorded adjustments to reflect inventory at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about the future demand for our products in order to categorize the status of such inventory items as slow-moving, obsolete or in excess-of-need. These future estimates are subject to the ongoing accuracy of our forecasts of market conditions, industry trends, competition and other factors. If we over or under estimate the amount of inventory that will not be sold prior to expiration, there may be a material impact on our consolidated financial condition and results of operations.

Stock- based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123(R). We have elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and Employee Stock Purchase Plan (“ESPP”) shares that are ultimately expected to vest as the requisite service is rendered. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value measured under SFAS No. 123. We recorded incremental stock-based compensation expense of $2.5 million for the year ended December 31, 2006, as a result of the adoption of SFAS No. 123(R). The Black-Sholes-Merton option pricing model has various inputs such as the risk free interest rate, volatility, expected life and dividend yield, all of which are estimates. The change of any of these inputs could significantly impact the determination of the fair value of our options and thus could significantly impact our results of operations.

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

New Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, in September 2006. The new standard provides guidance on the use of fair value in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. We are in the process of evaluating the new standard which is not expected to have any effect on our consolidated financial position or results of operations although financial statement disclosures will be revised to conform to the new guidance. The pronouncement, including the new disclosures, is effective for us as of the first quarter of 2008.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of fiscal year 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” Amongst other things, SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments beginning after September 15, 2006. We are currently evaluating the effect of the adoption of SFAS No. 155, but believe it will not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will early adopt SFAS No. 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2006 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of December 31, 2006, we have not used derivative instruments or engaged in hedging activities.

All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of December 31, 2006, we had $6.5 million outstanding under our credit facility. We estimate that a 10% change in interest rates on our credit facility would not have had a material effect on our net loss for the year ended December 31, 2006.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

Item 8:	Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are set forth on the pages indicated in Item 15(a).

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A:	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of December 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

(b)	Changes in Internal Control over Financial Reporting and Remediation Plans

There were no changes in the our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three-month period ended December 31, 2006 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on our assessment of the Company’s internal control over financial reporting. This report appears below.

There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ISTA Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ISTA Pharmaceuticals, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ISTA Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that ISTA Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ISTA Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ISTA Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

March 13, 2007

Item 9B:	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In accordance with Instruction G (3) to Form 10-K, the information required by this Item will be provided in an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.	Executive Compensation

In accordance with Instruction G (3) to Form 10-K, the information required by this Item will be provided in an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

The material incorporated herein by reference to the material under the caption “Compensation Committee Report” in the amendment to this Form 10-K shall be deemed furnished, and not filed, in this Report on Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing, except to the extent that the Company specifically incorporates it by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with Instruction G (3) to Form 10-K, the information required by this Item will be provided in an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this Annual Report on Form 10-K under the heading “Securities Authorized For Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In accordance with Instruction G (3) to Form 10-K, the information required by this Item will be provided in an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	Principal Accounting Fees and Services

In accordance with Instruction G (3) to Form 10-K, the information required by this Item will be provided in an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Consistent with Section 10A (i) (2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved Ernst & Young LLP for non-audit services related to the preparation of federal and state income tax returns, and tax advice in preparing for and in connection with such filings.

PART IV

Item 15:	Exhibits and Financial Statement Schedules.

(a)	Financial Statements

(1)	Index to Consolidated Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

CONSOLIDATED FINANCIAL STATEMENTS OF ISTA PHARMACEUTICALS, INC.

(2)	Financial Statement Schedules

All schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 16, 2007.

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

Signature	Title	Date

/s/ VICENTE ANIDO, JR., PH.D. Vicente Anido, Jr., Ph.D.	President, Chief Executive Officer and Director	March 16, 2007

/s/ LAUREN P. SILVERNAIL Lauren P. Silvernail	Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development	March 16, 2007

/s/ RICHARD C. WILLIAMS Richard C. Williams	Director (Chairman of the Board of Directors)	March 16, 2007

/s/ PETER BARTON HUTT Peter Barton Hutt	Director	March 16, 2007

/s/ KATHLEEN D. LAPORTE Kathleen D. LaPorte	Director	March 16, 2007

/s/ BENJAMIN F. MCGRAW III Benjamin F. McGraw III	Director	March 16, 2007

/s/ DEAN J. MITCHELL Dean J. Mitchell	Director	March 16, 2007

/s/ ANDREW J. PERLMAN Andrew J. Perlman	Director	March 16, 2007

/s/ WAYNE I. ROE Wayne I. Roe	Director	March 16, 2007

ISTA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ISTA Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of ISTA Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISTA Pharmaceuticals, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, ISTA Pharmaceuticals, Inc. changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the Public Company Accounting Oversight Board (United States), the effectiveness of ISTA Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

March 13, 2007

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$17,236	$6,510
Short-term investments	21,698	32,116
Accounts receivable, net of allowances of $121 in 2006 and $130 in 2005	6,339	1,804
Inventory, net of allowance of $829 in 2006 and $1,298 in 2005	1,474	1,991
Other current assets	1,672	1,324

Total current assets	48,419	43,745
Property and equipment, net	3,116	1,330
Deferred financing costs	2,481	—
Restricted cash	5,600	—
Deposits and other assets	127	264

Total assets	$59,743	$45,339

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,218	$2,599
Accrued compensation and related expenses	2,311	1,420
Accrued expenses — clinical trials	179	152
Line of credit	6,500	1,500
Current portion of long-term liabilities	886	375
Current portion of obligation under capital leases	43	—
Other accrued expenses	8,284	4,709

Total current liabilities	20,421	10,755
Deferred rent	216	217
Deferred income	3,611	3,994
Obligation under capital leases	54	38
Convertible notes	40,000	—

Total liabilities	64,302	15,004
Commitments and Contingencies
Stockholders’ (deficit) / equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at December 31, 2006 and 2005; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2006 and 2005; 26,193,745 and 25,899,887 shares issued and outstanding at December 31, 2006 and 2005, respectively	26	26
Additional paid-in capital	260,401	256,960
Deferred compensation	—	(24)
Accumulated other comprehensive loss	(24)	(84)
Accumulated deficit	(264,962)	(226,543)

Total stockholders’ (deficit) / equity	(4,559)	30,335

Total liabilities and stockholders’ (deficit) / equity	$59,743	$45,339

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Years Ended December 31,
	2006	2005	2004
Revenue
Product sales, net	$32,729	$10,382	$1,619
License revenue	278	278	278

Total revenue	33,007	10,660	1,897

Cost of products sold	9,943	3,542	1,427

Gross profit margin	23,064	7,118	470
Costs and expenses:
Research and development	23,096	16,611	15,583
Selling, general and administrative	38,087	30,599	25,841

Total costs and expenses	61,183	47,210	41,424

Loss from operations	(38,119)	(40,092)	(40,954)
Interest income	1,879	1,642	584
Interest expense	(2,179)	(30)	(54)

Net loss	$(38,419)	$(38,480)	$(40,424)

Net loss per common share, basic and diluted	$(1.48)	$(1.51)	$(2.22)

Shares used in computing net loss per common share, basic and diluted	26,010,801	25,489,756	18,190,490

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital
	Shares	Amount
Balance at December 31, 2003	17,375,439	$17	$188,621
Issuance of common stock for options	72,468	—	337
Common stock issued under ESPP	10,353	—	66
Issuance of common stock in conjunction with the registered direct public offerings, net of issuance costs of $1,199	1,820,000	2	14,269
Deferred compensation related to stock options	—	—	54
Amortization of deferred compensation	—	—	—
Stock-based compensation related to consultants			264
Warrant exercise	72,455	—	—
Net loss	—	—	—
Foreign currency translation adjustment	—	—	—
Unrealized loss on investments	—	—	—
Comprehensive loss	—	—	—

Balance at December 31, 2004	19,350,715	19	203,611
Issuance of common stock for options	67,589	—	305
Restricted stock issuances	7,500	—	—
Common stock repurchase	(748)	—	(5)
Common stock issued under ESPP	19,413	—	150
Issuance of common stock in conjunction with the registered direct public offerings, net of issuance costs of $3,683	6,325,000	7	52,476
Deferred compensation related to stock options	—	—	53
Amortization of deferred compensation	—	—	—
Warrant exercise	130,418	—	370
Net loss	—	—	—
Foreign currency translation adjustment	—	—	—
Unrealized gain on investments	—	—	—
Comprehensive loss	—	—	—

Balance at December 31, 2005	25,899,887	26	256,960
Deferred compensation related to adoption of SFAS No. 123(R)	—	—	(24)
Issuance of common stock for options	181,339	—	668
Restricted stock issuances	86,180	—	—
Common stock issued under ESPP	26,339	—	142
Stock-based compensation	—	—	2,655
Net loss	—	—	—
Foreign currency translation adjustment	—	—	—
Unrealized gain on investments	—	—	—
Comprehensive loss	—	—	—

Balance at December 31, 2006	26,193,745	26	$260,401

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2003	$(547)	$(28)	$(147,639)	$40,424
Issuance of common stock for options	—	—	—	337
Common stock issued under ESPP	—	—	—	66
Issuance of common stock in conjunction with the registered direct public offerings, net of issuance costs of $1,199	—	—	—	14,271
Deferred compensation related to stock options	(54)	—	—	—
Amortization of deferred compensation	434	—	—	434
Stock-based compensation related to consultants				264
Warrant exercise	—	—	—	—
Net loss	—	—	(40,424)	(40,424)
Foreign currency translation adjustment	—	1	—	1
Unrealized loss on investments	—	(55)	—	(55)

Comprehensive loss	—	—	—	(40,478)

Balance at December 31, 2004	(167)	(82)	(188,063)	15,318
Issuance of common stock for options	—	—	—	305
Restricted stock issuances	—	—	—	—
Common stock repurchase	—	—	—	(5)
Common stock issued under ESPP	—	—	—	150
Issuance of common stock in conjunction with the registered direct public offerings, net of issuance costs of $3,683	—	—	—	52,483
Deferred compensation related to stock options	(53)	—	—	—
Amortization of deferred compensation	196	—	—	196
Warrant exercise	—	—	—	370
Net loss	—	—	(38,480)	(38,480)
Foreign currency translation adjustment	—	—	—	—
Unrealized gain on investments	—	(2)	—	(2)

Comprehensive loss	—	—	—	(38,482)

Balance at December 31, 2005	(24)	(84)	(226,543)	30,335
Deferred compensation related to adoption of SFAS No. 123(R)	24	—	—	—
Issuance of common stock for options	—	—	—	668
Restricted stock issuances	—	—	—	—
Common stock issued under ESPP	—	—	—	142
Stock-based compensation	—	—	—	2,655
Net loss	—	—	(38,419)	(38,419)
Foreign currency translation adjustment	—	(1)	—	(1)
Unrealized gain on investments	—	61	—	61

Comprehensive loss	—	—	—	(38,359)

Balance at December 31, 2006	$—	$(24)	$(264,962)	$(4,559)

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net loss	$(38,419)	$(38,480)	$(40,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,655	196	698
Transfer of equipment for technology	—	—	214
Amortization of deferred financing costs	285	—	—
Depreciation and amortization	501	369	251
Changes in operating assets and liabilities:
Accounts receivable, net	(4,535)	(1,786)	(18)
Advanced payments — clinical trials and other current assets	(348)	(540)	251
Inventory, net	517	(1,235)	(756)
Accounts payable	(381)	892	(365)
Accrued compensation and related expenses	891	41	680
Accrued expenses — clinical trials and other accrued expenses	3,602	1,379	948
Other liabilities	511	(3,866)	4,232
Deferred rent	(1)	128	80
Deferred income	(383)	(172)	(278)

Net cash used in operating activities	(35,105)	(43,074)	(34,487)

INVESTING ACTIVITIES
Purchases of marketable securities	(12,982)	(56,363)	(10,378)
Maturities of marketable securities	23,461	42,487	23,559
Purchase of equipment	(2,287)	(788)	(727)
Restricted cash	(5,600)	—	—
Deposits and other assets	137	(108)	(121)

Net cash provided by (used in) investing activities	2,729	(14,772)	12,333

FINANCING ACTIVITIES
Proceeds from exercise of stock options	668	305	337
Obligation under capital lease	59	47	—
Proceeds from line of credit	13,500	1,500	—
Repayment on line of credit	(8,500)	—	—
Proceeds from issuance of common stock, net of issuance costs	142	52,998	14,334
Proceeds from issuance of convertible note, net	40,000	—	—
Financing costs on issuance of convertible notes	(2,766)	—	—

Net cash provided by financing activities	43,103	54,850	14,671
Effect of exchange rate changes on cash	(1)	—	1
Increase / (Decrease) in cash and cash equivalents	10,726	(2,996)	(7,482)
Cash and cash equivalents at beginning of year	6,510	9,506	16,988

Cash and cash equivalents at end of year	$17,236	$6,510	$9,506

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$984	$27	$7

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1. Organization and Summary of Significant Accounting Policies

The Company

ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. The Company reincorporated in Delaware on August 4, 2000. Xibrom™, Xibrom QD™, Istalol®, Vitrase®, Vitragan™, T-Pred™, ISTA®, ISTA Pharmaceuticals, Inc.® and the ISTA logo are our trademarks, either owned or under license.

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

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2006, the Company has accumulated losses of $265.0 million. The Company’s ability to attain profitable operations is dependent upon maintaining or obtaining sufficient working capital to complete the successful development of its products, FDA approval of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure. Management believes that the Company’s existing capital resources will enable the Company to fund operations for at least the next 12 months.

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany amounts have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks, certificates of deposit and short-term investments with maturities of three months or less when purchased. Cash and cash equivalents are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

Short-term Investments

Investments with a maturity of more than three months from the date of purchase are considered short-term investments and have been classified by management as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. The basis for computing realized gain or losses is by specific identification.

Inventory

Inventory at December 31, 2006 consisted of $708,000 of raw materials and $1.6 million of finished goods, net of $829,000 in inventory reserves. Inventory at December 31, 2005 consisted of $575,000 in raw materials and $2.7 million of finished goods, net of $1.3 million in inventory reserves.

Inventory relates to Xibrom, a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation and pain following cataract surgery; Istalol, for the treatment of glaucoma; Vitrase 200 USP units/ml for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs; and Vitrase, lyophilized 6,200 USP units multi-purpose vial. Inventories, net of allowances, are stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method.

Inventories are reviewed periodically for slow-moving or obsolete status. The Company adjusts its inventory to reflect situations in which the cost of inventory is not expected to be recovered. The Company would record a reserve to adjust inventory to its net realizable value: (1) if a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, (2) when a product is close to expiration and not expected to be sold, (3) when a product has reached its expiration date or (4) when a product is not expected to be saleable. In determining the reserves for these products, the Company considers factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. ISTA has evaluated the current level of inventory considering historical trends and other factors, and based on its evaluation, has recorded adjustments to reflect inventory at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require ISTA to make assessments about the future demand for its products in order to categorize the status of such inventory items as slow-moving, obsolete or in excess-of-need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends, competition and other factors. If the Company over or under estimates the amount of inventory that will not be sold prior to expiration, there may be a material impact on its consolidated financial condition and results of operations.

Fair Value of Financial Instruments

The Company’s financial instruments included cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, accrued liabilities, debt, and senior subordinated convertible notes. The carrying amount of cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of the variable rate debt and senior subordinated convertible notes approximates fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk principally consist of cash and cash equivalents, short-term investments, restricted cash and trade receivables. Wholesale distributors account for a substantial portion of trade receivables. At December 31, 2006, annual net revenues from AmeriSource Bergen Corp, McKesson HBOC and Cardinal Health, Inc. accounted for 18%, 35% and 34%, respectively, of our total revenues. The Company maintains reserves for bad debt and such losses, in the aggregate, have not exceeded management’s estimates.

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

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2006.

Research and Development Costs

Expenditures relating to research and development are expensed in the period incurred. Research and development expenses to date have consisted primarily of costs associated with the clinical trials of the Company’s product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research, costs related to development of commercial scale manufacturing capabilities for the Company’s product candidates Vitrase, Istalol, Xibrom and in-process research and development costs related to the acquisition of three late-stage development compounds.

The Company generally classifies and separates research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs and medical affairs costs.

Restricted Cash

The Company has $5.6 million of restricted cash at December 31, 2006, which supports a letter of credit issued as security for interest payments on the outstanding senior subordinated convertible notes.

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for: (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123(R), consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation”, in prior periods. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and Employee Stock Purchase Plan (“ESPP”) shares that are ultimately expected to vest as the requisite service is rendered. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair value measured under SFAS No. 123. The Company recorded incremental stock-based compensation expense of $2.5 million for the year ended December 31, 2006, as a result of the adoption of SFAS No. 123(R), which reduced income from continuing operations and net income by $2.5 million and increased cash flow from operations by $2.5 million for the year ended December 31, 2006. Net loss per share, basic and diluted, was increased by $0.10 for the year ended December 31, 2006, as a result of the adoption of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, as if the fair value based method had been applied in measuring stock-based compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was not less than the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net loss and basic and diluted net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation during the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended December 31, 2005	Year Ended December 31, 2004
Reported net loss	$(38,480)	$(40,424)
Add: Stock-based employee compensation expense included in net loss determined under the intrinsic value method for all awards	196	434
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,615)	(2,229)

Pro forma net loss	$(42,899)	$(42,219)

Net loss per share, basic and diluted, as reported	$(1.51)	$(2.22)

Pro forma net loss per share, basic and diluted	$(1.68)	$(2.32)

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period generally commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The expected life of an award is calculated using the simplified method based on the terms and conditions of the options in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The forfeiture rate is based on historical data and stock-based compensation expense is recorded only for those awards that are expected to vest.

For the purposes of calculating proforma information under SFAS No. 123(R) for periods prior to January 1, 2006, forfeitures were accounted for as they occurred. For periods subsequent to January 1, 2006, the total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The assumptions used for the years ended December 31, 2006, 2005 and 2004 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Interest rate	4.5%	3.0%	3.0%
Volatility	95.5%	73.0%	73.0%
Expected life	6 years	4 years	4 years
Expected dividend yield	0%	0%	0%
Weighted average fair value of options granted	$6.55	$9.08	$10.10
Weighted average fair value of employee stock purchases	$5.69	$6.06	$8.32
Weighted average fair value of options cancelled or forfeited	$8.09	$10.54	$6.25

The following table summarizes stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 3.49—$ 3.49	1,224,711	5.96	$3.49	1,224,711	$3.49
$ 4.20—$ 6.08	526,450	8.07	$5.66	311,055	$5.47
$ 6.12—$ 6.65	464,810	9.41	$6.55	63,368	$6.63
$ 6.68—$ 6.92	439,700	8.63	$6.80	139,681	$6.84
$ 6.95—$ 9.41	648,000	7.20	$8.53	433,580	$8.55
$ 9.57—$10.27	432,157	7.97	$10.18	225,306	$10.18
$10.30—$20.00	444,395	7.13	$13.07	306,589	$14.10
$21.50—$32.10	12,800	4.65	$26.88	12,800	$26.88
$33.75—$33.75	850	4.26	$33.75	850	$33.75
$51.25—$51.25	4,500	4.18	$51.25	4,500	$51.25

$ 3.49—$51.25	4,198,373	7.40	$7.06	2,722,440	$6.71

At December 31, 2006, the aggregate intrinsic value of options outstanding was $5.6 million and the aggregate intrinsic value of options exercisable was $5.0 million. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted price.

Stock option activity under our stock option plans was as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2006	3,572,544	$7.13
Granted	1,106,624	$6.55
Exercised	(181,339)	$3.69
Canceled or forfeited	(299,456)	$8.09

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2006	4,198,373	$7.06

Options exercisable at December 31, 2006	2,722,440	$6.71

The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $1,257,754, $660,337 and $770,993, respectively.

At December 31, 2006, there was $5.6 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of 6 years.

Restricted Stock Awards

During the year ended December 31, 2006 the Company granted a total of 86,180 shares of restricted common stock to employees under the Company’s 2004 Performance Incentive Plan, as amended. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of four years.

The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $138,000 for the year ended December 31, 2006. As of December 31, 2006, there was approximately $0.4 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Product revenue. The Company recognizes revenue from product sales, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 48 “Revenue Recognition When Right of Return Exists”, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and the Company is reasonably assured of collecting the resulting receivable. The Company recognizes product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. Such estimates require the most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Actual results may differ significantly from the Company’s estimates. Changes in estimates and assumptions based upon actual results may have a material impact on the Company’s results of operations and/or financial condition.

The Company establishes allowances for estimated rebates, chargebacks and product returns based on numerous qualitative and quantitative factors, including:

•	The number of and specific contractual terms of agreements with customers;

•	Estimated level of units in the distribution channel;

•	Historical rebates, chargebacks and returns of products;

•	Direct communication with customers;

•	Anticipated introduction of competitive products or generics;

•	Anticipated pricing strategy changes by ISTA and/or its competitors;

•	Analysis of prescription data gathered by a third-party prescription data provider;

•	The impact of changes in state and federal regulations; and

•	Estimated remaining shelf life of products.

In its analyses, the Company utilizes on hand unit data purchased from the major wholesalers, as well as, prescription data purchased from a third-party data provider to develop estimates of historical unit channel pull-through. The Company utilizes an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, it develops an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback and product return exposures.

Consistent with industry practice, the Company periodically offers promotional discounts to its existing customer base. These discounts are calculated as a percentage of the current published list price and the net price (i.e., the current published list price less the applicable discount is invoiced to the customer). Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time that the Company implements a price increase, the Company generally offers its existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels, therefore, the Company recognizes the related revenue upon receipt by the customer and includes the sale in estimating its various product-related allowances. In the event the Company determines that these sales represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such sale.

Allowances for estimated rebates and chargebacks were $0.9 million, $86,000 and $27,000 as of December 31, 2006, 2005 and 2004, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

Allowances for product returns were $0.8 million, $0.8 million, and $0.4 million as of December 31, 2006, 2005 and 2004, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy, which allows customers to return product within six months of it expiry dating and for a period up to 12 months after it has reached the expiration date. The Company estimates its liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above.

For the years ended December 31, 2006, 2005 and 2004, the Company’s absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of its existing products and the approval of new products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The exposure to these revenue-reducing items as a percentage of gross product revenue in 2006, 2005 and 2004 was 6.9%, 5.6% and 11.4% for the allowance for rebates, chargebacks and discounts and was 2.7%, 5.8% and 19.1% for the allowance for product returns, respectively. The reason for the high product return allowance as a percentage of gross product revenue during 2004 was due to the fact that the Company had only one product on the market that was launched that year. ISTA typically applies a higher allowance for product returns on stocking orders in connection with an initial launch.

License revenue. The Company recognizes revenue consistent with the provisions of the SEC’s Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. Amounts received for milestones are recognized upon achievement of the milestone, unless the Company has ongoing performance obligations. Royalty revenue is recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying the Company’s revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, and SEC SAB No. 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares, such as stock options, outstanding during the period. Such common equivalent shares have not been included in the Company’s computation of diluted net loss per share as their effect would be anti-dilutive. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options , warrants, and as-converted shares was 10,901,610, 5,114,485 and 4,547,818 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Comprehensive Income

Statement of Financial Accounting Standard, or SFAS, No. 130, “Reporting Comprehensive Income”, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the year ended December 31, 2006 and 2005 was $38.4 million and $38.5 million, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

As of December 31, 2006 and 2005, accumulated foreign currency translation adjustments were ($25,000) and ($24,000), respectively, and accumulated unrealized gains (losses) on investments were $1,000 and ($60,000), respectively. Comprehensive loss is reflected in the consolidated statements of stockholders’ equity.

New Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, in September 2006. The new standard provides guidance on the use of fair value in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. We are in the process of evaluating the new standard which is not expected to have any effect on our consolidated financial position or results of operations although financial statement disclosures will be revised to conform to the new guidance. The pronouncement, including the new disclosures, is effective for us as of the first quarter of 2008.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of fiscal year 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” Amongst other things, SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments beginning after September 15, 2006. We are currently evaluating the effect of the adoption of SFAS No. 155, but believe it will not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will early adopt SFAS No. 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

Supply Concentration Risks

Some materials used in the Company’s products are currently obtained from a single source. Biozyme Laboratories, Ltd. is currently the Company’s only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase. The Company’s supply agreement with Biozyme ends in August 2007, after which any further supply of hyaluronidase by Biozyme to the Company would be subject to Biozyme’s agreement. The Company has also entered into supply agreements with R.P. Scherer West and Alliance Medical Products to manufacture commercial quantities of Vitrase in a lyophilized 6,200 USP units multi-purpose vial and 200 USP units/mL in sterile solution, respectively. Currently, R.P. Scherer West and Alliance Medical Products are the Company’s sole source for Vitrase in these respective configurations. The Company also has supply agreements with Bausch & Lomb to manufacture commercial quantities of Istalol and Xibrom. Currently, Bausch & Lomb is the Company’s sole source for Istalol and Xibrom.

2. Balance Sheet Details

Inventory

Inventories are stated at the lower of cost (first-in, first-to-expire) or market. Inventory at December 31, 2006 consisted of $708,000 of raw materials and $1.6 million of finished goods. Additionally, the Company recorded $829,000 in inventory reserves. Inventory at December 31, 2005 consisted of $575,000 in raw materials and $2.7 million of finished goods. Additionally, the Company recorded $1.3 million in inventory reserves.

Property and Equipment

Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2006	2005
Property and equipment:
Equipment	$3,206	$1,388
Furniture and fixtures	925	933
Equipment under capital leases	131	53
Leasehold improvements	958	711

	5,220	3,085
Less accumulated depreciation and amortization	(2,104)	(1,755)

	$3,116	$1,330

Total depreciation and amortization expense amounted to $501,000, $369,000 and $251,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
General expenses	$3,007	$1,433
Royalties	1,826	534

Sales return allowance	760	837
Sales and marketing expenses	1,493	1,315
Contract manufacturing expenses	1,172	582
State tax payable	26	8

	$8,284	$4,709

3. Short-Term Investments

The Company classifies its short-term investments as “available-for-sale” and records such assets at the estimated fair value with unrealized gains and losses excluded from earnings and reported in comprehensive income (loss). The basis for computing realized gains or losses is by specific identification.

The following is a summary of available-for-sale securities (in thousands):

	Gross Amortized Cost	Net Unrealized Gains/(Losses)	Estimated Fair Value
At December 31, 2006:
U.S. Treasury securities and agency bonds	$3,397	$(2)	$3,395
Commercial Paper	1,594	—	1,594
Corporate Bonds	6,106	3	6,109
Auction Rate securities	10,600	—	10,600

	$21,697	$1	$21,698

	Gross Amortized Cost	Net Unrealized Gains/(Losses)	Estimated Fair Value
At December 31, 2005:
U.S. Treasury securities and agency bonds	$4,868	$(23)	$4,845
Commercial Paper	3,793	—	3,793
Corporate Bonds	8,765	(37)	8,728
Auction Rate securities	14,750	—	14,750

	$32,176	$(60)	$32,116

Available-for-sale securities by contractual maturity are as follows (in thousands):

Due in one year or less	$21,200
Due after one year through two years	498

$21,698

As of December 31, 2006 the Company had five investments that were in an unrealized loss position. The gross unrealized losses related to these investments were due to changes in interest rates. The Company has determined that the gross unrealized losses on these investments at December 31, 2006 are temporary in nature.

Realized gains and losses were immaterial to the Company’s financial results for the years ended December 31, 2006, 2005 and 2004. Gross unrealized gains were $24,000, $65,000 and $57,000 for December 31, 2006, 2005 and 2004, respectively. Gross unrealized losses were $85,000, $67,000 and $112,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company reviews investments in corporate bonds and government agency securities for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Investments in an unrealized loss position for greater than a year were comprised of corporate bonds and U.S. government agency securities. The unrealized losses were due to fluctuations in interest rates. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable and outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. The Company has reviewed those securities with unrealized losses as of December 31, 2006 and 2005 and has concluded that no other-than-temporary impairment existed as of December 31, 2006 and 2005.

4. Stockholders’ Equity

Common and Preferred Stock

In August 2004, the Company sold, in two registered direct offerings, 1,820,000 shares of common stock to certain investors for $15.5 million.

In January 2005, the Company sold, under a universal shelf registration statement in an underwritten public offering, 6,325,000 shares of common stock to certain investors for $56.2 million.

In June 2006, the Company issued an aggregate of $40.0 million in principal amount of our senior subordinated convertible notes, bearing 8% interest per annum payable quarterly in cash in arrears which began October 1, 2006. The notes mature in June 2011 and are convertible, at any time following their issuance, into shares of our common stock at an initial conversion price of $7.75 per share, subject to certain adjustments.

At December 31, 2006 and 2005, the Company had 5,000,000 shares of preferred stock authorized at a $.001 par value and no shares were issued and outstanding.

Common Stock Warrants

In November 2002, the Company consummated a private placement of $40.0 million of its common stock and warrants exercisable for an additional $6.0 million of common stock to certain investors with a purchase price of $3.80 per share. In addition, $4.0 million of promissory notes previously issued to several of the same investors in the Company’s September 2002 bridge financing were converted into 1,052,620 shares of the Company’s common stock, based upon the conversion price of $3.80 per share, concurrently with the consummation of the private placement. As of December 31, 2006, 1.5 million warrants remain outstanding with an expiration date of November 2007.

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

Eligible employees can have up to 15% of their earnings withheld, subject to certain maximums, to be used to purchase shares of the Company’s common stock every January and July. The price of the common stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair value of the common stock on the commencement date of the offering period or the specified purchase date. During fiscal year ended December 31, 2006, 26,339 shares had been issued to participants, with an additional 8,817 shares issuable at year end.

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

In 2000, the Company’s stockholders approved the 2000 Stock Plan (the “2000 Stock Plan”) that became effective upon the completion of the Company’s initial public offering in August 2000. The 2000 Stock Plan provided for the grant of incentive stock options to employees and for the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants. A total of 20,000 shares of common stock were initially reserved for issuance under the 2000 Stock Plan. The 2000 Stock Plan provided for annual increases in the number of shares available for issuance under the plan on the first day of each year, beginning in 2000, equal to the lesser of 20,000 shares, 1.5% of the outstanding shares of common stock on the first day of the year, or a lesser amount as the Board of Directors may determine. As of January 1, 2003, the annual increases in the number of shares available for issuance increased to 200,000 shares, 1.5% of the outstanding shares of common stock on the first day of the year, or a lesser amount as the Board of Directors determined. At the Special Shareholder Meeting on November 11, 2002, the shareholders approved an increase of 2,500,000 options available for issuance under the 2000 Stock Plan. Upon adoption of the 2004 Plan, as discussed in the paragraph below, no further grants were made under the 2000 Stock Plan, and any shares reserved but not issued and cancellations under the 2000 Stock Plan were made available for grant under the 2004 Plan.

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

In 2004, the Company’s stockholders approved the 2004 Performance Incentive Plan (the “2004 Plan”). The 2004 Plan, as amended, provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2004 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 2,053,107 shares of common stock, which included 453,107 shares of common stock available for future issuance under the 2000 Stock Plan and 1,600,000 shares of common stock available for future issuance under the 2004 Plan, of which up to 200,000 shares may be issued in connection with restricted stock or performance shares awards. In October 2005, the stockholders approved the Second Amendment and Restatement of the 2004 Plan, which increased the number of shares available by 1,000,000 shares to 3,053,107, of which up to 300,000 shares may be issued in connection with restricted stock awards or performance share awards. In October 2006, the stockholders approved the Third Amendment and Restatement of the 2004 Plan, which increased the number of shares available by 3,100,000 shares to 6,153,107, of which up to 700,000 shares may be issued in connection with restricted stock awards or performance share awards.

As of December 31, 2006, a total of 4,310,718 shares of common stock were reserved for issuance under the 2004 Performance Incentive Plan.

In December 2001, the Board of Directors granted our new Chief Executive Officer and President a stand-alone option agreement to purchase 100,461 shares of common stock of the Company for a purchase price of $20.00 per share.

In June 2002, the Board of Directors granted our new Vice President, Sales & Marketing a stand-alone option agreement to purchase 30,000 shares of common stock of the Company for a purchase price of $8.50 per share.

In August 2002, the Board of Directors granted our new Vice President, Operations a stand-alone option agreement to purchase 15,000 shares of common stock of the Company for a purchase price of $6.90 per share.

A summary of the Company’s stock option activity and related information follows:

	Shares	Price Per Share	Weighted- Average Exercise Price
Outstanding at December 31, 2003	2,308,616	$3.49 – $51.25	$5.37
Granted	736,000	$9.25 – $14.01	$10.10
Exercised	(72,468)	$3.49 – $ 9.70	$4.68
Canceled	(148,013)	$3.49 – $51.25	$6.25

Outstanding at December 31, 2004	2,824,135	$3.49 – $51.25	$6.58
Granted	958,651	$5.82 – $10.78	$9.08
Exercised	(67,589)	$3.49 – $ 9.41	$4.54
Canceled	(142,653)	$3.49 – $51.25	$10.54

Outstanding at December 31, 2005	3,572,544	$3.49 – $51.25	$7.13
Granted	1,106,624	$5.35 – $ 7.97	$6.55
Exercised	(181,339)	$3.49 – $ 6.77	$3.69
Canceled	(299,456)	$3.49 – $51.25	$8.09

Outstanding at December 31, 2006	4,198,373	$3.49 – $51.25	$7.06

The following table summarizes information about options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 3.49 – $ 3.49	1,224,711	5.96	$3.49	1,224,711	$3.49
$ 4.20 – $ 6.08	526,450	8.07	$5.66	311,055	$5.47
$ 6.12 – $ 6.65	464,810	9.41	$6.55	63,368	$6.63
$ 6.68 – $ 6.92	439,700	8.63	$6.80	139,681	$6.84
$ 6.95 – $ 9.41	648,000	7.20	$8.53	433,580	$8.55
$ 9.57 – $10.27	432,157	7.97	$10.18	225,306	$10.18
$10.30 – $20.00	444,395	7.13	$13.07	306,589	$14.10
$21.50 – $32.10	12,800	4.65	$26.88	12,800	$26.88
$33.75 – $33.75	850	4.26	$33.75	850	$33.75
$51.25 – $51.25	4,500	4.18	$51.25	4,500	$51.25

$ 3.49 – $51.25	4,198,373	7.40	$7.06	2,722,440	$6.71

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at December 31, 2006:

Stock plans:
Options granted and outstanding	4,198,373
Reserved for future option grants	4,310,718

8,509,091
Warrants:
Reserved for future issuance	1,541,941
Convertible Note:
Reserved for future issuance	5,161,296
Stock purchase plan:
Reserved for future issuance	12,574

15,224,902

Deferred Compensation

During the years ended December 31, 2005 and 2004 in connection with the grant of various stock options to employees, the Company recorded deferred stock compensation totaling $53,000 and $54,000, respectively, representing the difference between the exercise price and the estimated market value of the Company’s common stock as determined by the Company’s management on the date such stock options were granted. Deferred compensation was included as a reduction to additional-paid-in-capital and was amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the years ended December 31, 2005 and 2004, the Company recorded amortization of deferred compensation expense of $196,000 and $434,000, respectively. With the adoption of SFAS No. 123(R) on January 1, 2006, stock-based compensation expense on the remaining unvested options is recorded based on their grant date fair value over the remaining requisite service period. We also recorded amortization expense related to the issuance of restricted stock awards in the amount of $138,000 for the year ended December 31, 2006.

5. Commitments and Contingencies

Line of Credit

Under our revolving credit facility, we may borrow up to the lesser of $10.0 million or 66.67% of our unrestricted cash, cash equivalents and net receivables. As of December 31, 2006, we had $3.5 million available for borrowing under the credit facility. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets with the exception of our intellectual property. As of December 31, 2006, we were in compliance with all of the covenants under the credit facility. All amounts owing under the credit facility will become due and payable on March 31, 2008; however, due to the material adverse change clause included in the credit facility, these balances have been recorded as current liabilities at December 31, 2006.

Senior Subordinated Convertible Notes

In June 2006, we issued an aggregate of $40.0 million in principal amount of our senior subordinated convertible notes, bearing 8% interest per annum payable quarterly in cash in arrears which began October 1, 2006. The notes mature in June 2011 and are convertible, at any time following their issuance, into shares of our common stock at an initial conversion price of $7.75 per share, subject to anti-dilution adjustments. The Company incurred approximately $2.7 million in financing costs related to the notes, which have been capitalized as a non current asset and are being amortized ratably over the term of the note, or five years.

Equipment Financing

In April 2006, the Company entered into a credit arrangement under which the Company may borrow up to $1.2 million to finance the purchase of capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the date of each loan schedule. As of December 31, 2006 $0.9 million was outstanding under this arrangement.

Purchase Commitments

In June 2004, the Company entered into an amended and restated supply agreement with Biozyme Laboratories, Ltd. for ovine hyaluronidase for use in ophthalmic and spreading agent applications. Under its agreement with Biozyme, the Company is obligated to make product purchases totaling at least $750,000 over three years. The Company also entered into a technology license agreement with Biozyme providing the Company certain rights to manufacture hyaluronidase, in return for an aggregate license fee of $1.1 million payable over three years. The Company’s supply agreement with Biozyme ends in August 2007, after which any further supply of hyaluronidase by Biozyme to ISTA would be subject to Biozyme’s agreement. Currently, Biozyme is the Company’s sole source for ovine hyaluronidase.

Lease Commitments

The Company leases its corporate and laboratory facilities and certain equipment under various operating leases. As of December 31, 2006, the Company has made approximately $78,000 in cash deposits related to operating leases. Provisions of the facilities lease provide for abatement of rent during certain periods and escalating rent payments during the term. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Additionally, the Company is required to pay taxes, insurance and maintenance expenses related to the building. Rent expense on the facilities and equipment during 2006, 2005 and 2004 was $599,000, $526,000 and $426,000, respectively.

Scheduled maturities of capital leases, debt and senior subordinated convertible notes as of December 31, 2006, are as follows (in thousands):

Years Ending December 31:
2007	$6,829
2008	366
2009	269
2010	19
2011	40,000
Thereafter	—

$47,483

The interest component of the capital lease payments is not significant.

Future annual minimum payments under operating leases are as follows (in thousands):

Years Ending December 31:
2007	$998
2008	911
2009	666
2010	169
2011	160
Thereafter	746

$3,650

In addition to the above, we are committed to make potential future “milestone” payments to third parties as part of our in-licensing and development programs. Milestone payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on our consolidated balance sheet. As of December 31, 2006, the maximum potential future “milestone” payments to third parties are $22.0 million.

6. Income Taxes

At December 31, 2006, the Company had federal and California income tax net operating loss carryforwards of approximately $160,418,000 and $90,376,000, respectively.

The Company’s federal tax loss carryforwards will begin to expire in 2008, unless utilized. During 2006, $10.4 million of the Company’s California tax loss carryforwards expired unused. Additional California tax loss carryforwards will continue to expire in 2007, unless utilized. The Company also has federal and California research tax credit carryforwards of approximately $6.3 million and $3.8 million, respectively. The federal research tax credits will begin to expire in 2010, unless utilized. The Company’s California research tax credit carryforwards do not expire and will carryforward indefinitely until utilized. In addition, the Company has California manufacturer’s investment credit of approximately $34,000 that will begin to expire in 2008, unless utilized.

Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s net operating losses and tax credit carryforwards may be limited because of cumulative changes in ownership of more than 50% that have occurred.

Significant components of the Company’s deferred tax assets are shown below. A 100% valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2006	2005
Deferred tax asset:
Net operating loss carryforwards	$61,356,000	$67,966,000
Tax credits	10,206,000	7,884,000
Capitalized research and development	23,849,000	3,828,000
Deferred revenue	1,472,000	1,628,000
Non-qualified stock option expense	2,274,000	3,175,000
Other, net	1,334,000	1,308,000

Total deferred tax asset	100,491,000	85,789,000
Valuation allowance for deferred tax assets	(100,491,000)	(85,789,000)

	$—	$—

The increase in the valuation allowance of approximately $14.7 million is attributable to the increase in deferred tax assets, primarily due to the increase of capitalized research and development costs and tax credits.

A portion of the deferred tax assets related to net operating loss carryforwards as of December 31, 2006 include amounts related to stock option deductions. Under FAS 123(R), any excess tax benefits from share-based compensation are only realized when income taxes payable is reduced, with the corresponding credit posted to Additional Paid in Capital.

7. Employee Benefit Plan

The Company has a 401(k) Savings Plan covering substantially all employees that have been employed for one month and meet certain age requirements. Employees may contribute up to 92% of their compensation per year (subject to a maximum limit by federal tax law). As of December 31, 2006, the Company did not provide matching contributions to the 401(k) Savings Plan. Beginning January 1, 2007, the Company will match qualified employee contributions at a rate of 25% of the first 3% contributed.

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

11. Quarterly Results of Operations (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 31, 2006. This data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except earnings per share).

	Quarter Ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
	(Unaudited)
Revenue:
Product sales, net	$12,190	$8,190	$6,994	$5,355	$3,613	$3,518	$2,740	$511
License revenue	70	69	70	69	70	69	70	69

Total revenue	12,260	8,259	7,064	5,424	3,683	3,587	2,810	580

Cost of products sold	3,253	2,511	2,286	1,893	1,231	968	977	366

Gross profit margin	9,007	5,748	4,778	3,531	2,452	2,619	1,833	214

Costs and expenses:
Research and development	5,875	7,982	4,753	4,486	4,907	4,842	4,452	2,410
Selling, general and administrative	9,188	9,239	9,622	10,038	8,662	7,286	8,279	6,372

Total costs and expenses	15,063	17,221	14,375	14,524	13,569	12,128	12,731	8,782

Loss from operations	(6,056)	(11,473)	(9,597)	(10,993)	(11,117)	(9,509)	(10,898)	(8,568)
Interest income (expense), net	(377)	(304)	88	293	382	409	462	359

	Quarter Ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
	Unaudited
Net loss	$(6,433)	$(11,777)	$(9,509)	$(10,700)	$(10,735)	$(9,100)	$(10,436)	$(8,209)

Net loss per common share, basic and diluted	$(0.25)	$(0.45)	$(0.37)	$(0.41)	$(0.41)	$(0.35)	$(0.40)	$(0.34)

The quarterly results for the quarters ended September 30, June 30 and March 31, 2006 have been adjusted to properly reflect revenue as products are received by our customers, versus upon shipment as previously reported. This adjustment resulted in a reduction of revenue, and an increase in our net loss and net loss per shares as follows:

	Quarter Ended
	Sept 30, 2006		June 30, 2006		March 31, 2006
	As Adjusted	Previously Reported	As Adjusted	Previously Reported	As Adjusted	Previously Reported
Total revenue	$8,259	$8,691	$7,064	$7,594	$5,424	$5,548

Net loss	$(11,777)	$(11,455)	$(9,509)	$(9,152)	$(10,700)	$(10,619)

Net loss per common share, basic and diluted	$(0.45)	$(0.44)	$(0.37)	$(0.35)	$(0.41)	$(0.41)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 7, 2003).

3.2	Certificate of Correction to Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 7, 2003).

3.3	Second Certificate of Correction to Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005).

3.4	Amended and Restated Bylaws of Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2006).

4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-34120) filed with the Commission on August 7, 2000).

4.2	Preferred Stock Rights Agreement dated as of December 31, 2001, by and between the Registrant and Mellon Investor Services LLC, as rights agent (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A (File No. 000-31255) filed with the Commission on January 22, 2002).

4.3	First Amendment to the Preferred Stock Rights Agreement dated as of November 18, 2002, by and between the Registrant and Mellon Investor Services LLC, as rights agent (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-31255) filed with the Commission on November 19, 2002).

4.4	Second Amendment to the Preferred Stock Rights Agreement, dated June 23, 2006, by and between the Registrant and U.S. Stock Transfer Corporation (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2006).

10.1	1993 Stock Plan and forms of agreements thereunder (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-34120) filed with the Commission on April 5, 2000). (2)

10.2	2000 Stock Plan (Amended and Restated) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 filed with the Commission on August 14, 2003). (2)

10.3	Forms of agreements under 2000 Stock Plan (Incorporate by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-34120) filed with the Commission on April 5, 2000). (2)

10.4	2000 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 ( File No. 333-103281) filed with the Commission on February 18, 2003). (2)

10.5	Amendment No. 1 to Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 20, 2004). (2)

10.6	Amendment No. 2 to Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report of Form 8-K filed with the Commission on December 22, 2005). (2)

10.7	Third Amendment and Restatement to the 2004 Performance Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 25, 2006). (2)

10.8	Form of Stock Option Agreement under 2004 Performance Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005). (2)

10.9	Form of Restricted Stock Purchase Agreement under 2004 Performance Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005). (2)

10.10	Form of Indemnification Agreement with executive officers and directors of Registrant (Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 6, 2006). (2)

10.11	Lease between the Registrant and Aetna Life Insurance Company dated September 13, 1996 for leased premises located at 15279 Alton Parkway, Suite 100, Irvine, California (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-34120) filed with the Commission on April 5, 2000).

10.12	First Amendment to Lease between the Registrant and Alton Plaza Property, Inc. dated June 27, 2001 for leased premises located at 15279 Alton Parkway, Suite 100, Irvine, California (Incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002).

10.13	Second Amendment to Lease between the Registrant and Alton Plaza Property, Inc. dated February 13, 2002 for leased premises located at 15279 Alton Parkway, Suite 100, Irvine, California (Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002).

10.14	Third Amendment to Lease between the Registrant and Alton Plaza Property, Inc. dated August 12, 2004 for leased premises located at 15279 Alton Parkway, Suite 100, Irvine California (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 13, 2004).

10.15	Fourth Amendment to Lease between the Registrant and Alton Plaza Property, Inc., dated for reference purposes only as of August 31, 2005, for the lease of office space located at 15273 Alton Parkway, Irvine, CA 92618 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 14, 2005).

10.16	License Agreement dated as of December 13, 2001, by and between Otsuka Pharmaceutical Co., Ltd., and the Registrant (Incorporated by reference to Exhibit 10.21 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 2, 2002). (1)

10.17	Supply Agreement dated as of December 13, 2001, by and between Otsuka Pharmaceutical Co., Ltd., and the Registrant (Incorporated by reference to Exhibit 10.22 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 2, 2002). (1)

10.18	Executive Employment Agreement dated March 13, 2006, by and between Vicente Anido, Jr., Ph.D. and the Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2006). (2)

10.19	Executive Employment Agreement dated February 10, 2003, by and between Lauren P. Silvernail and the Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Commission on May 15, 2003). (2)

10.20	Form of Executive Employment Agreement (entered into on March 13, 2006 with the following officers of the Registrant: Marvin J. Garrett, Kathleen McGinley, Kirk McMullin, Thomas A.Mitro and Tim McNamara) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2006). (2)

10.21	Stand-Alone Stock Option Agreement dated December 21, 2001, by and between Vicente Anido, Jr., Ph.D. and the Registrant (Incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002). (2)

10.22	Asset Purchase and Sale Agreement dated May 3, 2002, by and between the Registrant and AcSentient, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002).

10.23	Change of Control Severance Agreement with Lauren Silvernail (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 6, 2006). (2)

10.24	Common Stock and Warrant Purchase Agreement dated September 19, 2002, by and between the Registrant and investors named therein (Incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on May 14, 2003).

10.25	Form of Warrant to be issued under the Common Stock and Warrant Purchase Agreement (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed with the Commission September 25, 2002).

10.26	Individual Non-Qualified Stock Option Agreement dated July 1, 2002, by and between Thomas A. Mitro and the Registrant (Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-103279) filed with the Commission on February 18, 2003). (2)

10.27	Individual Non-Qualified Stock Option Agreement dated August 5, 2002, by and between Kirk McMullin and the Registrant (Incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-103279) filed with the Commission on February 18, 2003). (2)

10.28	Bausch & Lomb Pharmaceuticals, Inc. Contract Manufacturing Supply Agreement dated November 25, 2002, by and between Bausch & Lomb Pharmaceuticals, Inc. and the Registrant (Incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on June 4, 2003).

10.29	Bausch & Lomb Pharmaceuticals, Inc. Contract Manufacturing Supply Agreement dated November 25, 2002, by and between Bausch & Lomb Pharmaceuticals, Inc. and the Registrant (Incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on June 4, 2003).

10.30	Agreement dated April 17, 2002, by and between Senju Pharmaceutical Co., Ltd. and AcSentient, Inc. (Incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on June 4, 2003). (1)

10.31	Amendment to Timolol Agreement dated August 13, 2002, by and between Senju Pharmaceutical Co., Ltd. and the Registrant (Incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on April 30, 2003). (1)

10.32	License Agreement dated March 7, 2002, by and between Senju Pharmaceutical Co., Ltd and AcSentient, Inc. (Incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on June 4, 2003). (1)

10.33	Amendment to Bromfenac License Agreement dated August 13, 2002, by and between Senju Pharmaceutical Co., Ltd and the Registrant (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2002 filed with the Commission on April 30, 2003). (1)

10.34	Second Amendment to Bromfenac License Agreement dated May 31, 2006, by and between Senju Pharmaceutical Co., Ltd and the Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

10.35	Amended and Restated Supply Agreement dated June 16, 2004, by and between Biozyme Laboratories, Ltd. and the Registrant (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2004).

10.36	Technology License Agreement dated June 16, 2004, by and between Biozyme Laboratories, Ltd. and the Registrant (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2004).

10.37	Vitrase® Agreement dated September 27, 2004, by and between the Registrant and Allergan Sales, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed with the Commission on November 12, 2004). (1)

10.38	License Agreement dated November 17, 2004, by and between the Registrant and Senju Pharmaceuticals Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 28, 2004). (1)

10.39	Supply Agreement dated August 30, 2004, by and between the Registrant and Alliance Medical Products, Inc. (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2004 filed with the Commission on March 15, 2005). (1)

10.40	Loan and Security Agreement dated December 22, 2005, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2005).

10.41	Loan Modification Agreement dated September 26, 2006, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.32.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed with the Commission on November 9, 2006).

10.42	Loan Modification Agreement dated January 31, 2007, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2007).

10.43	Loan Modification Agreement dated March 12, 2007, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 2007).

10.44	Exclusive License Agreement dated June 12, 2006, by and between the Registrant and SENJU Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2006). (1)

10.45	Exclusive License Agreement dated June 12, 2006, by and between the Registrant and SENJU Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2006). (1)

10.43	Securities Purchase Agreement, dated as of June 21, 2006, by and between the Registrant and the investors named therein (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 22, 2006).

10.44	Registration Rights Agreement, dated as of June 21, 2006, by and between ISTA Pharmaceuticals, Inc. and the investors named therein (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 22, 2006).

10.45	Form of Senior Subordinated Convertible Note (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 22, 2006).

10.46	Exclusive License Agreement dated August 1, 2006, by and between the Registrant and SENJU Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 3, 2006). (1)

21	Subsidiaries of the Registrant (Incorporated by reference, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed March 6, 2006).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

(1)	Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to ISTA’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933.
(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 15(a)(3) of Form 10-K.
(3)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.