Form 10-K/A
period 2006-12-31
ISTA PHARMACEUTICALS INC
filed 2007-04-27
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

As of March 1, 2007 there were 26,305,821 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the annual report on Form 10-K of ISTA Pharmaceuticals, Inc. (“ISTA”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2006, which was originally filed with the U.S. Securities and Exchange Commission on March 16, 2007, is being filed solely (i) to revise the number of shares of Common Stock outstanding on March 1, 2007 from 26,211,160 to 26,305,821, as indicated on the cover page hereto, and (ii) to include responses to the items required by Part III. This Amendment No. 1 does not reflect events occurring after March 16, 2007, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to our Restated Certificate of Incorporation and Amended and Restated Bylaws, our Board of Directors currently consists of eight persons and one vacancy. Our Board of Directors is divided into three classes serving staggered terms of three years. The Class I directors, Peter Barton Hutt, Benjamin F. McGraw III, Pharm.D., and Andrew J. Perlman, are scheduled to serve until the annual meeting of stockholders in 2007. The Class II directors, Vicente Anido, Jr., Ph.D., Kathleen D. LaPorte, and Richard C. Williams, are scheduled to serve until the annual meeting of stockholders in 2008. The Class III directors, Dean J. Mitchell and Wayne I. Roe, are scheduled to serve until the annual meeting of stockholders in 2009.

The following table sets forth the names, ages as of March 1, 2007, principal occupations and year of appointment of our directors:

Name	Age	Principal Occupation	Director Since
Class I Directors
Peter Barton Hutt	72	Senior Counsel, Covington & Burling	2002
Benjamin F. McGraw III, Pharm.D.	58	Chairman, President, Chief Executive Officer and Treasurer of Valentis, Inc.	2000*
Andrew J. Perlman	59	Chief Executive Officer of Innate Immune, Inc.	2006

Class II Directors
Vicente Anido, Jr., Ph.D.	54	President and Chief Executive Officer	2001
Kathleen D. LaPorte	45	Managing Director, New Leaf Venture Partners, L.L.C.	2002
Richard C. Williams	63	President, Conner-Thoele Limited	2002

Class III Directors
Dean J. Mitchell	51	President and Chief Executive Officer of Alpharma, Inc.	2004
Wayne I. Roe	56	Retired	1998*

*	Dr. McGraw and Mr. Roe resigned as directors on November 19, 2002 in connection with the closing of a private placement financing and were reappointed as directors in December 2002.

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

Benjamin F. McGraw, III, Pharm.D. has served on our Board of Directors since April 2000, except for the period from November 2002 to December 2002. Dr. McGraw has been President and Chief Executive Officer since 1994, Chairman of the Board since 1996, and Treasurer since 2006, of Valentis, Inc., a biotechnology company. Prior to this, Dr. McGraw was Corporate Vice President for Corporate Development of Allergan.

Before that, he was an equity analyst and a fund manager at Carerra Capital Management. Prior to this, he was Vice-President, Development for Marion Laboratories and Marion, Merrell Dow. Dr. McGraw received B.S. and Doctor of Pharmacy degrees from the University of Tennessee Center for the Health Sciences where he also completed a clinical practice residency.

Andrew J. Perlman, M.D., Ph.D. was appointed to our Board of Directors in April 2006. Dr. Perlman is the co-founder and has served since October 2004 as the Chief Executive Officer of Innate Immune, Inc., a company engaged in the discovery and development of therapeutics for asthma and autoimmune diseases. Dr. Perlman served in various senior management positions, culminating as Executive Vice President, at Tularik, Inc., a public biotechnology company; from 1993 through October 2004; except from February to October 2002, when he served as the Chief Executive Officer and a member of the Board of Directors of Affymax, Inc., a privately-held biopharmaceutical company. While at Tularik, Dr. Perlman’s principal responsibilities were in the areas of clinical research and business development by which he provided medical input and strategy for all Tularik clinical projects, and played an active role in Tularik’s financing activities and in its merger with Amgen in 2004. Prior to 1993, Dr. Perlman was a Senior Director of Clinical Research at Genentech, Inc. and served as a faculty member in the Department of Medicine at Stanford University. Dr. Perlman presently is a member of the Board of Directors of Innate Immune, Inc. Dr. Perlman received his M.D. and his Ph.D. in Physiology from New York University.

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

Kathleen D. LaPorte has served on our Board of Directors since November 2002. Ms. LaPorte is a Managing Director of New Leaf Venture Partners, LLC located in Menlo Park, California. Previously, Ms. LaPorte was a General Partner in the Healthcare Technology Group of the Sprout Group located in Menlo Park, California, which she joined in 1993 and became a General Partner in 1994. Between 1987 and 1993, Ms. LaPorte was a principal at Asset Management Company, a venture capital firm focused on early-stage investments. Previously, Ms. LaPorte was a financial analyst with The First Boston Corporation. Ms. LaPorte is a member of the Board of Directors of Affymax, Inc., eHealth, Inc. and VNUS Medical Technologies, Inc. Ms. LaPorte received a B.S. from Yale University and a M.B.A. from Stanford University Graduate School of Business. Sprout Group has a contractual right to designate two representatives to be nominated to our Board of Directors. Ms. LaPorte is the designated representative of Sprout Group.

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

Class III Directors

Dean J. Mitchell was appointed to our Board of Directors in July 2004. In July 2006, Mr. Mitchell assumed the role of President and Chief Executive Officer at Alpharma Inc., a global specialty pharmaceutical company, and was also appointed a member of its board of directors. Prior to Alpharma, he was President and Chief Executive Officer of Guilford Pharmaceuticals Inc., from December 2004 until its acquisition by MGI Pharma Inc. in October 2005, and is now a non-executive Director of MGI. Mr. Mitchell was at Bristol-Myers Squibb (BMS) from 2001 until 2004 in several roles including President, International, President US Primary Care and Vice President, Strategy. He also spent 15 years at Glaxo SmithKline (GSK) and its predecessor companies, most recently as Senior Vice President, Clinical Development and Product Strategy from 1999 to 2001, and prior to that as Vice President and General Manager, Specialty Divisions, Strategic Planning and Business Development, from 1995 to 1999. He received his MBA degree from City University Business School (London, UK) and his B.Sc. degree in Biology from Coventry University, UK.

Wayne I. Roe has served on our Board of Directors since June 1998, except for the period from November 2002 to December 2002. Mr. Roe was Senior Vice President for United Therapeutics, Inc., a biotechnology company, from November 1999 to November 2000. From November 1988 to March 1999, Mr. Roe founded and served in various management positions at Covance Health Economics and Outcome Services, a consulting firm for life sciences companies, last serving as Chairman of the Board of Directors. Mr. Roe is also currently a director of Favrille, Inc., a biopharmaceutical company focused on the treatment of cancer and other diseases of the immune system. Mr. Roe received a M.A. in Political Economy from the State University of New York and an M.A. in Economics from the University of Maryland.

Other Executive Officers

Marvin J. Garrett (56) has served as our Vice President, Regulatory Affairs, Quality & Compliance since June 1999. From May 1994 to June 1999, Mr. Garrett was Vice President, Regulatory Affairs and Clinical Research for Xoma, Ltd., a biotechnology company. From 1990 to 1994, he was President and General Manager of Coopervision Pharmaceutical, a division of the Cooper Companies, Inc. Mr. Garrett received a B.S. in Microbiology from California State University, Long Beach.

Timothy R McNamara, Pharm.D. (51) has served as our Vice President, Clinical Research and Medical Affairs, since November 2006, and previously served as Director, Medical Affairs, from November 2004 to November 2006. Dr. McNamara was Director, Medical Affairs at Amgen from June 2001 to July 2004. Prior to that, Dr. McNamara was at Bristol-Myers Squibb from June 1989 to January 1998 where he last served as Director, Advance Health Care Services in the Department of Medical Affairs, and served as Senior Director of Medical Affairs for Searle from February 1998 to May, 2000, and was Chief Executive Officer of PRN Inc., a contract research organization, from June 2000 to June 2001. Dr. McNamara also held the position of Associate Professor at St. Louis College of Pharmacy and Samford University, and Clinical Pharmacist for the Program on Aging at Jewish Hospital and Washington University, School of Medicine, St Louis. Dr. McNamara received his B.S. in Pharmacy in 1979, and his Pharm.D. in 1981 from University of Missouri, Kansas City.

Kathleen McGinley (57) has served as our Vice President, Human Resources and Corporate Services, since November 2003. From January 2003 to November 2003, Ms. McGinley served as a consultant to ISTA. From May 2000 to January 2003, Ms. McGinley served as Director and Vice President, Human Resources for Littlefeet, Inc. From December 1999 to May 2000 she served as Director of Human Resources for Combi-Chem/Dupont Pharmaceuticals in San Diego, CA. Ms. McGinley received a M.S. from the University of Tennessee, Knoxville.

Kirk McMullin (53) has served as Vice President, Operations since August 2002. From 1995 to 2002, Mr. McMullin was Vice President, Worldwide Manufacturing Support for Allergan. Mr. McMullin received a B.A. from Humboldt State University.

Thomas A. Mitro (49) has served as our Vice President, Sales & Marketing since July 2002. From 1980 to 2002, Mr. Mitro held several positions at Allergan, including Vice President, Skin Care, Vice President, Business Development and Vice President, e-Business. Mr. Mitro received a B.S. degree from Miami University.

Lauren P. Silvernail (48) has served as our Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development, since March 2003. From 1995 to March 2003, Mrs. Silvernail served in various operating and corporate development positions for Allergan, most recently serving as Vice President, Business Development. From 1989 to 1994, she was a general partner at Glenwood Ventures and served as a director and operating manager for several portfolio companies. Mrs. Silvernail received a M.B.A. from the University of California, Los Angeles.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has a standing Audit Committee comprised of Richard C. Williams (Chairman), Benjamin F. McGraw, III, Pharm.D. and Wayne I. Roe, all of whom meet the definition of “independent” set forth in the NASDAQ corporate governance listing standards, as well as Section 10A(m) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10A-3 thereunder. The Board of Directors has also designated Mr. Williams and Dr. McGraw as our “audit committee financial experts,” as defined by the rules of the SEC. The Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of more than 10% of our common stock to file reports of ownership and reports of changes in the ownership with the SEC. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon a review of such reports and amendments thereto received by the Company during or with respect to its most recent fiscal year and upon written representations regarding all reportable transactions, the Company did not identify any such required report that was not timely filed.

Code of Ethics

Our Board of Directors adopted our Code of Ethics and Conduct (the “Code of Ethics”) on February 5, 2004. The Code of Ethics applies to our principal executive officer and principal financial and accounting officer, as well as to all other employees of the Company. A copy of the Code of Ethics is available on our website free of charge at http://www.istavision.com.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION & ANALYSIS

Compensation Philosophy

Compensation Objectives

The Company’s overall executive compensation philosophy is based on a series of guiding principles derived from the Company’s values, business strategy, and management requirements. These principles are summarized as follows:

•	Provide competitive levels of total compensation which will enable the Company to attract and retain the best possible executive talent;

•	Motivate executives to achieve optimum performance for the Company;

•	Align the financial interest of executives and stockholders through equity-based plans; and

•	Provide a total compensation program that recognizes individual contributions as well as overall business results.

Compensation Elements

The Company’s compensation program is designed to be simple, straightforward and fair and consists of the following elements:

•	Base salary;

•	Annual cash bonus;

•	Long-term incentives;

•	A nominal perquisite; and

•	Employment and change-in-control agreements.

Target Pay and Mix for Compensation Elements

The Compensation Committee reviews both total compensation and each element of compensation when making pay decisions and recommendations to our Board of Directors. Although actual compensation can be above or below targets based on individual and Company performance, retention considerations and executive experience, the Company generally targets the following market percentiles for compensation for its executives:

•	Base salary is targeted at the median of the market to ensure the Company provides a competitive pay package and provides executives with a level of security for at least a portion of their pay;

•	The annual cash bonus is targeted at the 75th percentile of the market in the event of superior performance to ensure that superior performance is incentivized and rewarded;

•	The annual long-term incentive grant is targeted at the 75th percentile of the market to reflect the Company’s emphasis on long-term Company growth; and

•	The Company’s perquisites are nominal and its employment and change-in-control agreements are targeted at the median of the market.

In allocating compensation among these elements, the Company has pursued an overall compensation strategy for executives that emphasizes incentive, not fixed, compensation as illustrated by the following:

•

The CEO’s base salary is only 39% of his total 2006 compensation package with the remaining 61% based on incentive compensation (based on a 2006 base salary, 2006 annual bonus paid in 2007, and the value of long-term incentives granted in 2006);

•

The other Named Executive Officers’ base salaries, on average, were 55% of their total 2006 compensation package with the remaining 45% based on incentive compensation (based on a 2006 base salary, 2006 annual bonus paid in 2007, and the value of long-term incentives granted in 2006); and

•

The Company has also emphasized long-term compensation over short-term compensation given that the Company is in its early stages of growth where a long-term focus is critical and given that the Company attracts executives who are generally more motivated by long-term compensation over short-term compensation.

Compensation Element Details

Base Salary

The Company pays base salaries to reward executives for performing the core responsibilities of their positions and to provide them with a level of security with respect to a portion of their compensation. The primary factors considered by the Compensation Committee in establishing or making recommendations to the Board of Directors regarding base salaries are:

•	Individual and Company performance;

•	Executive experience, position criticality and overall responsibility of the executive;

•	Comparable company and survey market data; and

•	Internal equity among positions.

Named Executive Officer salaries are considered for adjustment annually as part of the Company’s annual review process. The base salary of the Chief Executive Officer (“CEO”) is recommended by the Compensation Committee and approved by the Board of Directors. The base salary of all other Named Executive Officers is approved by the Compensation Committee. Consistent with our compensation philosophy, we may, from time to time, make adjustments to our executives’ base salaries and other components of compensation to maintain competitive levels with the market, or when other circumstances, such as promotion or performance dictate. For 2006, the Named Executive Officers’ base salaries were increased by approximately 3.5% to 5%.

Annual Cash Bonus Plan

In February 2006, the Company’s Board of Directors, upon recommendation of the Board’s Compensation Committee, adopted a cash bonus plan (“Bonus Plan”). Under the Bonus Plan, participating executive officers and employees were eligible to earn cash bonus compensation based on 2006 Company and individual performance. The Bonus Plan is designed to reward achievement of predetermined Company and individual goals. No bonus is guaranteed to any executive.

The Compensation Committee was responsible for evaluating the individual performance of the CEO for the 2006 fiscal year and for submitting to the Board of Directors the Compensation Committee’s recommendation regarding the amount of the cash bonus payable to the CEO under the Bonus Plan. The Compensation Committee’s recommendation was based upon 2006 Company performance and such other relevant factors considered in the discretion of the Compensation Committee. The Board of Directors has the final authority to approve the Compensation Committee’s recommendation regarding the amount of the cash bonus payable, if any, to the CEO under the Bonus Plan.

The CEO was responsible for evaluating each participating executive officer’s 2006 performance and for submitting to the Compensation Committee his recommendations regarding the amount of the cash bonus payable to each such executive officer. The CEO’s recommendations were based upon the CEO’s assessment of each executive officer’s individual performance for 2006 and other relevant factors considered in the discretion of the CEO. The Compensation Committee had the final authority to approve the CEO’s recommendations regarding the amount of the cash bonus, if any, payable to each executive officer under the Bonus Plan.

Under the Bonus Plan, executives were eligible to receive all or a portion of a target bonus expressed as a percentage of their respective base salaries. The 2006 target bonus of the Company’s CEO was 50% of his base salary and the target bonuses for other Named Executive Officers were between 30% and 35% of their annual base salaries. As a result of the Company falling behind comparable companies with respect to bonus target opportunity, the Compensation Committee recommended, and the Board of Directors approved, increasing the CEO’s 2007 target bonus from 50% to 60%, and the Compensation Committee approved the increase of Lauren P. Silvernail’s and Thomas Mitro’s 2007 target bonuses from 35% to 40%, and all other Named Executive Officer’s 2007 targets bonuses from 30% to 35%.

Over time, the Bonus Plan has shifted from a milestone achievement plan of a developing biotechnology company to a plan that is more heavily weighted on achievement of specific financial goals that are more appropriate for a commercial pharmaceutical company. For 2006, funding for the Bonus Plan was weighted 70% on achievement of specific financial goals and 30% on achievement of specific milestones.

With respect to the Company’s 2006 financial goal (70% of the total bonus opportunity), the Board of Directors, upon recommendation of the Compensation Committee, adopted guidelines to determine tiered funding based on various levels of sales achievement and expense target. Regardless of the guidelines, Bonus Plan funding continues to be at the discretion of the Board of Directors. The portion of the funding of the Bonus Plan that was based on milestones (30% of the total bonus opportunity) involved the filing of a New Drug Application (NDA) with the U.S. Food and Drug Administration, advancing a product into the next phase of trials and pipeline building activities. The specific details of these financial goals and milestones are confidential Company information, the disclosure of which could cause the Company financial harm. These goals and milestones are challenging to achieve and set to focus executive attention on key accomplishments that will enhance the long-term value of the Company.

Once the Board of Directors has established the funding level for the Bonus Plan, individual determinations of bonuses are calculated for the CEO and the Named Executive Officers based on their achievement of specific goals appropriate to their roles in the Company. The CEO’s goals are identical to the Company’s funding goals, so he is measured 70% on financial performance and 30% on the Company’s specific milestone goals. Other Named Executive Officer goals are based on financial and department specific goals. As is the case with the financial goals and milestones, the specific details of the financial and department specific goals are confidential Company information, the disclosure of which could cause the Company financial harm. These financial and department specific goals are challenging to achieve and set to focus executive attention on key accomplishments that will enhance the long-term value of the Company.

Under the pre-established funding guidelines for the financial portion of the bonus (70% of the total bonus opportunity) and the milestone portion of the bonus (30% of the opportunity), the funding of the Bonus Plan was at 96%.

Bonus achievement by individual ranged from approximately 94% to 96% of target for all Named Executive Officers except for Thomas Mitro. Mr. Mitro’s bonus was approximately 108% of target because of his exceptional performance in achieving the sales targets, market share results for Xibrom and Istalol and the building of the sales/marketing infrastructure, including the scale-up of the sales force.

Long-Term Incentives

The Company’s 2004 Performance Incentive Plan provides for the grant of stock options, restricted stock awards and performance shares to qualified employees and officers. Equity awards, which may include stock options and restricted stock grants, are provided to executive officers and other employees both as a reward for past individual and corporate performance and as an incentive for future performance. The Compensation Committee believes that stock-based performance compensation arrangements are essential in aligning the interests of management and the stockholders in enhancing the value of the Company. Long-term incentive rewards are also used to help retain employees through the use of vesting.

Historically, the Company has awarded only stock options to executives and employees. In 2006, long-term incentive awards were delivered in the form of both stock options and restricted stock awards, with the following weightings:

Long-term Incentive Instrument	Approximate Percentage of Total Award Value (Assumes 3 to 1 Ratio of Options to Restricted Stock)
Stock Options	70%
Restricted Stock	30%

Stock options for annual performance grants vest 1/48th per month over 48 months (4 years) and restricted stock vests 25% per year over 4 years.

The Company made the decision to add restricted stock to the long-term incentive mix after careful consideration of the following factors:

•

The volatility of the Company’s stock causes a high expense value for a Company stock option, which could create a situation where the cost of issuing an option to the Company could exceed the value ultimately delivered to employees;

•

Restricted stock has more retentive value in the event of a downturn in the stock markets and helps align employee thinking with a true shareholder in that employees would not only have an interest in increasing the value of the stock, but also an interest in avoiding price declines; and

•

The competitive marketplace is beginning to use restricted stock as at least a portion of the long-term incentive award and the Company wants to ensure that its long-term incentive package remains competitive with the market.

Despite these potential advantages to restricted stock, the Compensation Committee still believes that continuing to grant a high percentage of the total long-term incentive package in stock options is important to ensure that employees are appropriately motivated to increase the value of the Company.

Decisions around the size of long-term incentive awards for the CEO are made by the Board of Directors, upon recommendation of the Compensation Committee, after careful consideration of the following factors:

•	Company and individual performance;

•	Comparable company and survey market data; and

•	Retention considerations.

Decisions around the size of long-term incentive awards for the other Named Executive Officers are made by the Compensation Committee after careful consideration of the following factors:

•	Company and individual performance;

•	The CEO’s recommendations;

•	Comparable company and survey market data;

•	Retention considerations;

•	Internal equity; and

•	Executive potential.

The Chief Executive Office was granted 18,600 restricted shares and 130,200 stock options in 2006. Other Named Executive Officers received restricted stock grants ranging from 3,500 to 6,100 and option grants ranging from 17,300 to 43,400.

Perquisite

The Company only offers one nominal perquisite to its executives. Each executive is provided with a taxable benefit of $5,000 to cover the executive’s cost of tax preparation, financial planning or other non-reimbursable expenses at the executive’s discretion. The purpose of providing this benefit is to ensure that executives are focused on their Company responsibilities and not on taxes or financial planning, and to ensure that executives receive quality and ethical advice on these matters.

Employment and Change in Control Agreements

The Company has entered into executive employment agreements (“Executive Employment Agreements”) with its CEO and each of the Named Executive Officers. The Company has entered into these Agreements to provide a competitive total compensation package for Named Executive Officers and to provide Named Executive Officers with personal financial security in the event that such Named Executive Officers are in the position of making Company decisions such as selling the Company or making an acquisition that may impact the Named Executive Officer’s own position with the Company. The level of benefit provided under the Executive Employment Agreements was established after a careful review of employment agreements with executives at comparable companies and after quantifying the Company’s financial exposure under the Agreements in the event of an executive termination under a variety of circumstances.

Each Executive Employment Agreement provides for an annual base salary and eligibility to receive an annual target bonus and equity awards. Annual adjustments to base salary, determination of bonuses and equity awards are at the discretion of the Company’s Board of Directors, with respect to CEO, and the Board’s Compensation Committee, with respect to the other Named Executive Officers.

Each officer’s employment may be terminated at any time with or without cause, or by reason of death or disability, or each officer may voluntarily resign at any time with or without good reason. Each Executive Employment Agreement provides for specific benefits under a variety of termination scenarios. A detailed description and quantification of those potential benefits is described on pages 19 to 23 of this Amendment No. 1 to Form 10-K.

Compensation Determination Process

Role of the Compensation Committee

The Compensation Committee of the Board of Directors, comprised of three independent directors, oversees the Company’s executive compensation programs. These programs include base salary for executive officers, both annual and long-term incentive compensation programs, perquisites, and employment and change-in-control agreements. The CEO’s total compensation is recommended by the Compensation Committee and approved by the Board of Directors. The compensation of all other executive officers is recommended by the CEO and approved by the Compensation Committee. See also “Compensation Element Details” above and “Role of Management in the Compensation Determination Process” below.

The specifics of the responsibilities of the Compensation Committee can be found in the Committee’s charter located at the Company’s website at www.istavision.com. The Compensation Committee meets regularly regarding compensation issues and regularly receives input from its independent compensation consultant, Pearl Meyer & Partners.

Role of Management in the Compensation Determination Process

Management plays a limited role in the compensation determination process. The CEO prepares annual reviews for top executives and makes compensation recommendations for his direct reports to the Compensation Committee. At the request of the Compensation Committee, management occasionally makes proposals to the Compensation Committee regarding incentive targets, incentive plan structure and other compensation related matters.

Role of the Compensation Consultant in the Compensation Determination Process

In 2006, the Compensation Committee engaged Pearl Meyer & Partners (“PM&P”) as its independent, objective compensation consultant. PM&P reports directly to the Chair of the Compensation Committee and does not provide any services to the Company other than those requested by Compensation Committee Chair or his designee. PM&P assists the Compensation Committee and management in understanding compensation concepts, management proposals relating to changes in compensation, and changing regulatory requirements. Primary services provided to the Compensation Committee by PM&P in 2006 included:

•

Development of a Peer Group of comparable companies in the life sciences field that were of similar size to the Company. Comparable companies used in the 2006 compensation analyses were Auxilium Pharmaceuticals, Biomarin Pharmaceuticals, Connetics Corp, Encysive Pharmaceuticals, Hollis Eden Pharmaceuticals, Inspire Pharmaceuticals, Pain Therapeutics, Pozen Inc., Salix Pharmaceuticals, Santarus Inc., and ZILA Inc.;

•	A competitive analysis of compensation for each executive utilizing comparable company compensation data, and size and industry appropriate broad survey data;

•	A draft of the Compensation Discussion & Analysis and Summary Compensation Tables for the Company’s attorneys’ review in preparation of the required disclosures;

•	A review of employment contract terms and benefits and comparison to comparable companies in the market;

•	Quantification of employment contract benefits under a variety of termination situations; and

•	General compensation advice.

Specifics of Compensation Determination Process

For 2006, the compensation determination process followed by the Compensation Committee was as follows:

•

On February 2, 2006, the Compensation Committee reviewed guidelines prepared by management at the Committee’s request regarding tiered funding of the financial component of the 2006 Bonus Plan (representing 70% of the total Bonus Pool funding opportunity) based on different levels of financial performance. The Compensation Committee also reviewed proposed milestone goals representing 30% of the total Bonus Plan funding opportunity. After discussion and deliberation, the Compensation Committee recommended that the Board of Directors approve the financial and milestone guidelines for the 2006 Bonus Plan, which were subsequently approved by the Board;

•

Also on February 2, 2006, the Compensation Committee reviewed the compensation of the CEO. In considering the appropriate level of compensation for the CEO, the Compensation Committee reviewed the CEO’s total current compensation, the Company and the CEO’s performance, as well as survey data compiled by the Compensation Committee’s independent compensation consultant. The Chair of the Compensation Committee proposed a recommended 2006 base salary and 2006 annual equity grant for the CEO based on the factors previously described. After discussion and deliberation, the Compensation Committee agreed with the Compensation Committee Chair’s recommendations and made a recommendation to the Board of Directors to approve the CEO’s 2006 base salary and equity grant;

•	On February 16, 2006, the Board of Directors approved the CEO’s 2006 base salary and long-term incentive grant, as recommended by the Compensation Committee;

•

On February 16, 2006, the Compensation Committee reviewed the compensation of the other Named Executive Officers. In determining the appropriate level of compensation for the Named Executive Officers, the Compensation Committee reviewed each Named Executive Officer’s total current compensation, Company and individual performance, internal equity, the CEO’s recommendations, as well as survey data compiled by the Committee’s independent compensation consultant. After discussion and deliberation, the Compensation Committee approved the CEO’s recommendations regarding the other Named Executive Officers’ 2006 base salaries and 2006 long-term incentive grants;

•

On December 15, 2006, the Compensation Committee reviewed the Company’s performance against the pre-established goals for funding the Bonus Plan and, after discussing and reviewing the guidelines for the financial and milestone portions of the total 2006 Bonus Plan opportunity, the Compensation Committee determined and recommended to the Board of Directors that the 2006 Bonus Plan be funded at 96%. On December 15, 2006, the Board of Directors approved that the 2006 Bonus Plan be funded at 96%, as recommended by the Compensation Committee;

•

On January 18, 2007, the Compensation Committee reviewed and discussed the performance of the CEO in fiscal 2006 against the accomplishment of the Company’s goals in 2006, and recommended to the Board of Directors that the CEO receive a bonus of 96% of his target bonus; and

•

On February 2, 2007, the Board of Directors approved the CEO’s bonus at 96% of his target bonus, as recommended by the Compensation Committee. Also on February 2, 2007, the Compensation Committee approved the other Named Executive Officers bonuses, which ranged from 94% to 108% of their target bonuses depending on the achievement of their personal goals.

Impact of Accounting and Tax

Section 162(m) of the United States Internal Revenue Code of 1986, as amended, (the “Code”) may limit the Company’s ability to deduct for United States federal income tax purposes compensation in excess of $1,000,000 paid to the Company’s CEO and the Company’s four other highest paid executive officers in any one fiscal year.

Section 162(m) of the Code places limits on the deductibility for United States federal income tax purposes of compensation paid to certain executive officers. In order to preserve the Company’s ability to deduct the compensation income associated with equity awards granted to such person, for the purposes of Section 162(m) of the Code, the 2004 Performance Incentive Plan provides that no employee may be granted, in any of one calendar year, options relating to more than 400,000 shares of common stock and restricted shares and performance shares relating to more than 100,000 shares of common stock. In addition, the 2004 Performance Incentive Plan provides that in connection with an employee’s initial employment, the employee may be granted options relating to up to 800,000 shares of common stock and restricted shares and performance shares relating to up to 200,000 shares of common stock. To the extent grants under the 2004 Performance Incentive Plan are in excess of these limitations, such excess shall not be exempt from the deductibility limits of Section 162(m) of the Code.

The Company has considered the impact of compensation expense associated with issuing stock options and the potentially high expense associated with a Company stock option was a factor in the decision to change the long-term incentive compensation package from 100% options to 70% options and 30% restricted stock (assuming a 3 to 1 ratio of options to restricted stock).

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during fiscal year 2006 served as an officer, former officer or employee of the Company or any of its subsidiaries. During fiscal year 2006, no executive officer of the Company served as a member of the compensation committee of any other entity, one of whose executive officers served as a member of the Company’s Board of Directors or Compensation Committee, and no executive officer of the Company served as a member of the board of directors of any other entity, one of whose executive officers served as a member of the Company’s Compensation Committee.

Report of the Compensation Committee on Executive Compensation

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Form 10-K.

Compensation Committee:

Benjamin F. McGraw, III, Pharm.D. (Chairman)

Kathleen D. LaPorte

Dean J. Mitchell

The above Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing, whether under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before or after the date of this Amendment No. 1 to Form 10-K and irrespective of any general incorporation language in such filing, except to the extent the Company specifically incorporates this Report by reference therein.

Summary Compensation Table

The following table summarizes aggregate amounts of compensation paid or accrued by the Company for the year ended December 31, 2006 for services rendered by the Company’s Named Executive Officers.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)1 (e)	Option Awards ($)[1] (f)	Non- Equity Incentive Plan Compensation ($)[2] (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)[3] (h)	All Other Compensation ($)[4] (i)		Total ($) (j)

Vicente Anido, Jr., PhD President & CEO	2006	$426,198	$0	$27,423	$439,174	$204,575	N/A	$5,000		$1,102,370
Lauren P. Silvernail Chief Financial Officer	2006	$241,500	$0	$8,256	$174,202	$81,144	N/A	$5,000		$510,102
Marvin J. Garrett Vice President, Regulatory Affairs, Quality, and Compliance	2006	$274,408	$0	$8,994	$56,845	$78,000	N/A	$5,000		$423,247
Thomas A. Mitro Vice President, Sales and Marketing	2006	$263,925	$0	$5,750	$125,438	$100,000	N/A	$5,000		$500,113
Kirk McMullin Vice President, Operations	2006	$229,900	$0	$6,192	$92,858	$65,000	N/A	$595		$394,545
Lisa R. Grillone, Ph.D.[5] Vice President, Clinical Research and Medical Affairs	2006	$236,815	$0	$0	$0	$0	N/A	$207,985	[6]	$444,800

1.	Represents the proportionate amount of the total fair value of option and stock awards recognized by the Company as an expense in 2006 for financial accounting purposes. The fair values of these awards and the amounts expensed in 2006 were determined in accordance with Financial Accounting Standards Board Statement of financial Accounting Standards No.123 (revised 2004) Share-Based Payment (FAS 123R). The awards for which expense is shown in this table include the awards described in the Grants of Plan-Based Awards table of this Amendment No. 1 to Form 10-K, as well as awards granted in previous years for which we continued to recognize expense in 2006. The assumptions used in calculating the grant date fair value of the option awards are as followings: volatility: 95.49%; interest rate: 4.54%; expected term: 6.08 years. The options vest in monthly increments for 4 years. For the stock awards, the fair market value is $6.77 per share which reflects the fair market value as of the closing price for the 2/16/2006 grant date. These awards vest 25% per year for the next 4 years.
2.	Reflects the actual payouts for fiscal year 2006 under the plan-based non-equity incentive plan.
3.	There is no Pension or Non-Qualified Deferred Compensation Plan.
4.	Reflects the annual cost incurred by ISTA for financial planning.
5.	Dr. Grillone terminated her employment with the Company on November 15, 2006. Prior to her termination of employment, her annual base salary was $270,646.
6.	All Other Compensation for Dr. Grillone includes $202,985 in severance payments (9 months salary per her employment contract), and $5,000 for Company-paid financial planning services. Dr. Grillone will also receive up to $417.11 per month for up to 9 months in Company payments for COBRA premiums for medical insurance.

Grants of Plan-Based Awards in 2006 Fiscal Year

The following table summarizes grants of awards pursuant to plans made to Named Executive Officers during the year ended December 31, 2006.

Name (a)	Grant Date[1] (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards[2,3]			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh)[4] (k)	Full Fair Value of Equity Award ($)5. 6
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Vicente Anido, Jr., PhD	2/16/2006	$174,741	$213,099	$330,303				18,600		$6.77	$125,903
	2/16/2006								130,200	$6.77	$729,120
Lauren P. Silvernail	2/16/2006	$59,409	$72,450	$112,298				5,600		$6.77	$37,906
	2/16/2006								39,900	$6.77	$223,440
Marvin J. Garrett	2/16/2006	$67,504	$82,322	$127,600				6,100		$6.77	$41,291
	2/16/2006								43,400	$6.77	$243,040
Thomas A. Mitro	2/16/2006	$64,926	$79,178	$122,725				3,900		$6.77	$26,399
	2/16/2006								30,300	$6.77	$169,680
Kirk McMullin	2/16/2006	$56,555	$68,970	$106,904				4,200		$6.77	$28,430
	2/16/2006								32,100	$6.77	$179,760
Lisa R. Grillone, Ph.D.	2/16/2006	$66,579	$81,194	$125,850				3,500		$6.77	$23,692
	2/16/2006								17,300	$6.77	$96,880

1.	Reflects the SFAS 123R date of the grant for all stock options and restricted stock granted in 2006.
2.	For Dr. Anido, target reflects 50% of base salary. For all other executives, target reflects 30% of base salary. Maximum awards are capped at 155% of the target award opportunity for all executives and threshold awards are 82% of the target award opportunity.
3.	For all executives, the threshold of the plan-based non-equity incentive plan is 82% of target while the maximum is 155% of target.
4.	The exercise price of the option grants listed above corresponds with the end-of-day FMV of the stock on the date of grant.
5.	Value reflects the SFAS Black-Scholes value as of the date of the grant, 2/16/2006. The Black-Scholes value is $5.60 per option (using a volatility of 95.49%, an interest rate of 4.54% and an expected term of 6.08 years).
6.	For restricted stock awards, this value reflects the grant date value. For all awards, the fair market value is $6.77 per share which reflects the fair market value as of the closing price as of grant date.

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table summarizes outstanding equity awards held by Named Executive Officers as of December 31, 2006.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options[1] (#) Unexercisable (c)	Equity Incentive Plan Awards	Option Exercise Price ($) (e)	Option Expiration Date[1] (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
			Number of Securities Underlying Unearned Options (#) (d)

Vicente Anido, Jr., PhD			0			18,600	$132,246
	100,461	0	0	$20.00	12/21/2011
	595,000	0	0	$3.49	12/16/2012
	62,333	25,667	0	$9.41	02/05/2014
	43,817	51,784	0	$10.27	02/17/2015
	27,125	103,075	0	$6.77	02/16/2016
Lauren P. Silvernail						5,600	$39,816
	154,687	10,313	0	$5.40	03/10/2013
	19,833	8,167	0	$9.41	02/05/2014
	9,166	10,834	0	$10.27	02/17/2015
	8,312	31,588	0	$6.77	02/16/2016
Marvin J. Garrett						6,100	$43,371
	14,815	0	0	$7.56	08/09/2009
	2,222	0	0	$7.56	03/14/2010
	1,700	0	0	$51.25	03/06/2011
	0	1,800	0	$22.50	10/29/2011
	2,000	0	0	$16.10	02/15/2012
	138,000	0	0	$3.49	12/16/2012
	14,875	6,125	0	$9.41	02/05/2014
	9,166	10,834	0	$10.27	02/17/2015
	9,041	34,359	0	$6.77	02/16/2016
Thomas A. Mitro						3,900	$27,729
	30,000	0	0	$8.50	06/21/2012
	164,000	0	0	$3.49	12/16/2012
	17,708	7,292	0	$9.41	02/05/2014
	8,250	9,750	0	$10.27	02/17/2015
	6,312	23,988	0	$6.77	02/16/2016
Kirk McMullin						4,200	$29,862
	15,000	0	0	$6.90	08/05/2012
	98,000	0	0	$3.49	12/16/2012
	21,250	8,750	0	$9.41	02/05/2014
	10,541	12,459	0	$10.27	02/17/2015
	6,687	25,413	0	$6.77	02/16/2016
Lisa R. Grillone, Ph.D.	6,250	0	0	$16.10	08/07/2010
	1,700	0	0	$51.25	03/06/2011
	6,250	0	0	$28.90	08/13/2011
	2,000	0	0	$16.10	02/15/2012
	17,187	0	0	$9.41	02/05/2014
	7,082	0	0	$10.27	02/17/2015

1.	Initial stock option grants awarded to new executives vest over a 4-year period, with 25% vesting on the first anniversary of the initial grant and the remaining 75% vesting in 36 monthly installments. All other outstanding stock option grants vest in monthly increments over a 4-year period except for Mr. Garrett’s grant made on 10/29/2001 which vests upon the approval of a drug in development.
2.	All stock option grants have a 10-year term.

Option Exercises and Stock Vested in Fiscal Year 2006

The following table sets forth information concerning options exercised by each Named Executive Officer in 2006.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized Upon Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)

Lisa R. Grillone, Ph.D.	42,900	$159,221.54
	1,201	$406.16
	25,730	$92,250.83
	200	$32.00
	1,482	$517.71
	71,370	$268,351.20

Termination of Employment and Change-in-Control Agreements

CEO and Named Executive Officers Excluding Lauren P. Silvernail

In the event a Named Executive Officer’s (excluding Lauren P. Silvernail) employment is terminated by the Company without cause absent a change in control of the Company, the Company will provide the following severance compensation and benefits:

•

A lump sum severance payment in an amount equal to 12 months base salary with respect to the CEO, and 9 months base salary with respect to the other Named Executive Officers (excluding Lauren P. Silvernail);

•

Health insurance premiums payable by the Company for continued health insurance coverage for such officer and all then insured dependents for a period of up to twelve months with respect to the CEO, and up to nine months with respect to the other Named Executive Officers (excluding Lauren P. Silvernail). To be eligible for this coverage, such Named Executive Officers (excluding Lauren P. Silvernail) must make a timely election to continue such coverage under COBRA and the Company’s obligation to pay the monthly health insurance premiums for continued group medical insurance ends when the Named Executive Officer becomes eligible for health insurance with a new employer; and

•	Outplacement services for one year, at the Company’s expense not to exceed $25,000, with a nationally recognized service selected by the Company.

In the event of a change in control of the Company and if within twenty-four months following such change in control the Named Executive Officer’s (excluding Lauren P. Silvernail) employment is terminated by the Company without cause, or such Named Executive Officer (excluding Lauren P. Silvernail) resigns for good reason within sixty days of the event forming the basis for such good reason termination, then the Company will provide the Named Executive Officer (excluding Lauren P. Silvernail) with severance compensation and benefits consisting of:

•

For the CEO, a lump sum severance payment in an amount equal to 24 months base salary plus 2 times the higher of: (a) the target bonus to be earned for the year in which termination occurs, or (b) the bonus amount paid to the CEO in the prior year;

•

For other Named Executive Officers (excluding Lauren P. Silvernail), 12 months base salary plus the higher of (a) one times the target bonus to be earned for the year in which termination occurs, or (b) one times the bonus amount paid the Named Executive Officer (excluding Lauren P. Silvernail) in the prior year;

•

Health insurance premiums payable by the Company for continued health insurance coverage for such executive and all then insured dependents for a period of up to 24 months with respect to the CEO and 12 months with respect to all other Named Executive Officers (excluding Lauren P. Silvernail). To be eligible for this coverage, each Named Executive Officer must make a timely election to continue such coverage under COBRA and the Company’s obligation to pay the monthly health insurance premiums for continued group medical insurance ends when the Named Executive Officer becomes eligible for health insurance with a new employer;

•	Outplacement services for one year, at the Company’s expense not to exceed $25,000, with a nationally recognized service selected by us; and

•

Any unvested options, restricted shares or other equity based awards then held by a Named Executive Officer (excluding Lauren P. Silvernail) will become fully vested and, with respect to options, immediately exercisable, as of the date of termination.

Lauren P. Silvernail

The Company has also entered into an employment agreement with Lauren P. Silvernail. Mrs. Silvernail’s employment agreement sets forth her compensation arrangements, including her initial annual base salary and initial option grant. Mrs. Silvernail is also entitled to a performance bonus of up to 35% of her annual base salary. In February 2007, the Compensation Committee approved the increase of Mrs. Silvernail’s target bonus from 35% to 40%.

In the event of termination of employment not following a change-in-control other than voluntarily or for cause, Mrs. Silvernail will receive:

•	6 months of base salary as severance.

Mrs. Silvernail’s change-in-control agreement with the Company provides that if Mrs. Silvernail’s employment is terminated as a result of an “involuntary termination” within 24 months after a “change of control,” then she will be entitled to:

•	9 months of base salary and healthcare related benefits.

•	A pro rata portion of her performance bonus based upon the number of months that she was employed during the year of termination.

All options to purchase the Company’s common stock held by Mrs. Silvernail vest in full upon a “change of control” regardless of whether she is terminated, and all shares of stock subject to a right of repurchase by the Company (or its successor) that were purchased prior to the change of control shall have such right of repurchase lapse with respect to all of such shares.

The following tables summarize the amounts that would have been payable to each Named Executive Officer assuming the Named Executive Officer terminated on December 31, 2006:

Payments to Vicente Anido, Jr., PhD Assuming a December 31, 2006 Termination

	Cash Severance				Equity			Benefits Continuation[4]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity[3]
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[5] Voluntary Termination[5] Death or Disability[5]	N/A	N/A	N/A	N/A	N/A	N/A		N/A	N/A	N/A

Involuntary Without Cause Termination	1	$426,198	N/A	N/A	$2,163,123	N/A		$14,513	N/A	$2,603,834

Within 24 Months Following a Change in Control[6] • Involuntary Without Cause Termination or • Executive Resignation for Good Reason	2	$852,396	2	$426,198	$2,163,123	$35,046	[3]	$29,026	N/A	$3,470,743

1.	In the event of termination in context of a Change in Control, Dr. Anido receives the greater of (A) two (2) times his target bonus to be earned for the year in which termination occurs or (B) two (2) times the bonus amount paid to the Executive in the prior year. The bonus amount reflects 2006 target bonus.
2.	Reflects the excess of the fair market value over the exercise price of all unvested and outstanding long-term incentive awards based on a stock price of $7.11 as of 12/29/2006.
3.	Any unvested and outstanding Equity Awards held by Dr. Anido shall become 100% vested as of the termination date of his employment.
4.	Health insurance premiums payable by the Company for continued health insurance coverage for Dr. Anido and all his then currently insured dependents continue for up to 12 months, or 24 months in the context of a Change in Control, and his then currently insured dependents, provided that Dr. Anido makes a timely election to continue that coverage under COBRA, and provided further that the Company’s obligation to pay monthly health insurance premiums for continued group medical insurance will end when Dr. Anido becomes eligible for health insurance with a new employer, and Dr. Anido agrees to promptly notify the Company in writing of any such event of eligibility.
5.	Dr. Anido will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
6.	Dr. Anido will also receive outplacement services for one year, at the Company’s expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by the Company.

Payments to Lauren P. Silvernail Assuming a December 31, 2006 Termination

	Cash Severance				Equity		Benefits Continuation[3]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[4] Voluntary Termination[4] Death or Disability[4]	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Involuntary Without Cause Termination	0.5	$120,750	N/A	N/A	$267,341	N/A	$7,254	$50,660	$446,005

Within 24 Months Following a Change in Control[5] • Involuntary Without Cause Termination or • Executive Resignation for Good Reason	0.75	$181,125	N/A	$81,144	$267,341	$28,375	$10,881	$50,660	$619,526

1.	In the event of termination in context of a Change in Control, Mrs. Silvernail will be entitled to a pro rata portion of her performance bonus based upon the number of months that she was employed during the year of termination. The bonus amount reflects 2006 bonus received.
2.	Reflects the excess of the fair market value over the exercise price of all unvested and outstanding long-term incentive awards based on a stock price of $7.11 as of 12/29/2006.
3.	In the event of a change-in-control, health insurance premiums payable by the company for continued health insurance coverage for up to 9 months for Mrs. Silvernail, provided that she makes a timely election to continue that coverage under COBRA, and provided further that the company’s obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mrs. Silvernail becomes eligible for health insurance with a new employer, and Mrs. Silvernail agrees to promptly notify the Company in writing of any such event of eligibility.
4.	Mrs. Silvernail will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
5.	All options to purchase the Company’s common stock held by Mrs. Silvernail vest in full upon a “change of control” regardless of whether she is terminated, and all shares of stock subject to a right of repurchase by the Company (or its successor) that were purchased prior to the change of control shall have such right of repurchase lapse with respect to all of such shares.

Payments to Marvin J. Garrett Assuming a December 31, 2006 Termination

	Cash Severance				Equity			Benefits Continuation[4]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[5] Voluntary Termination[5] Death or Disability[5]	N/A	N/A	N/A	N/A	N/A	N/A		N/A	N/A	N/A

Involuntary Without Cause Termination	0.75	$205,806	N/A	N/A	$502,634	N/A		$10,881	$15,177	$734,498

Within 24 Months Following a Change in Control[6] • Involuntary Without Cause Termination or • Executive Resignation for Good Reason	1	$274,408	1	$82,322	$502,634	$11,682	[3]	$14,513	$15,177	$900,736

1.	In the event of termination in context of a Change in Control, Mr. Garrett receives the greater of (A) one (1) times his target bonus to be earned for the year in which termination occurs or (B) one (1) times the bonus amount paid to the Executive in the prior year. The bonus amount reflects the 2006 target bonus.
2.	Reflects the excess of the fair market value over the exercise price of all unvested and outstanding long-term incentive awards based on a stock price of $7.11 as of 12/29/2006.
3.	Any unvested and outstanding Equity Awards held by Executives shall become 100% vested as of the termination date of the Executive’s employment.
4.	Health insurance premiums payable by the Company for continued health insurance coverage for Mr. Garrett and all then currently insured dependents continue for up to 9 months, or 12 months in the context of a Change in Control, and his then currently insured dependents, provided that Mr. Garrett makes a timely election to continue that coverage under COBRA, and provided further that the Company’s obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mr. Garrett becomes eligible for health insurance with a new employer, and Mr. Garrett agrees to promptly notify the Company in writing of any such event of eligibility.
5.	Mr. Garrett will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
6.	Mr. Garrett will also receive outplacement services for one year, at the Company’s expense, up to a maximum amount of $25,000, with a nationally recognized services selected by the Company.

Payments to Thomas A. Mitro Assuming a December 31, 2006 Termination

	Cash Severance				Equity			Benefits Continuation[4]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[5] Voluntary Termination[5] Death or Disability[5]	N/A	N/A	N/A	N/A	N/A	N/A		N/A	N/A	N/A

Involuntary Without Cause Termination	0.75	$197,944	N/A	N/A	$595,826	N/A		$10,881	N/A	$804,651

Within 24 Months Following a Change in Control[6] • Involuntary Without Cause Termination or • Executive Resignation for Good Reason	1	$263,925	1	$92,374	$595,826	$8,156	[3]	$14,513	N/A	$974,794

1.	In the event of termination in context of a Change in Control, Mr. Mitro receives the greater of (A) one (1) times his target bonus to be earned for the year in which termination occurs or (B) one (1) times the bonus amount paid to him in the prior year. The bonus amount reflects the 2006 actual bonus.
2.	Reflects the excess of the fair market value over the exercise price of all unvested and outstanding long-term incentive awards based on a stock price of $7.11 as of 12/29/2006.
3.	Any unvested and outstanding Equity Awards held by Executives shall become 100% vested as of the termination date of the Executive’s employment.
4.	Health insurance premiums payable by the Company for continued health insurance coverage for Mr. Mitro and all then currently insured dependents continue for up to 9 months, or 12 months in the context of a Change in Control, and his then currently insured dependents, provided that Mr. Mitro makes a timely election to continue that coverage under COBRA, and provided further that the Company’s obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mr. Mitro becomes eligible for health insurance with a new employer, and Mr. Mitro agrees to promptly notify the Company in writing of any such event of eligibility.
5.	Mr. Mitro will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
6.	Mr. Mitro will receive outplacement services for one year, at the Company’s expense, up to a maximum amount of $25,000, with a nationally recognized services selected by the Company.

Payments to Kirk McMullin Assuming a December 31, 2006 Termination

	Cash Severance				Equity			Benefits Continuation[4]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[5] Voluntary Termination[5] Death or Disability[5]	N/A	N/A	N/A	N/A	N/A	N/A		N/A	N/A	N/A

Involuntary Without Cause Termination	0.75	$172,425	N/A	N/A	$360,184	N/A		$7,272	N/A	$539,881

Within 24 Months Following a Change in Control[6] • Involuntary Without Cause Termination or • Executive Resignation for Good Reason	1	$229,900	1	$68,970	$360,184	$8,640	[3]	$9,701	N/A	$677,395

1.	In the event of termination in context of a Change in Control, Mr. McMullin receives the greater of (A) one (1) times his target bonus to be earned for the year in which termination occurs or (B) one (1) times the bonus amount paid to him in the prior year. The bonus amount reflects the 2006 target bonus.
2.	Reflects the excess of the fair market value over the exercise price of all unvested and outstanding long-term incentive awards based on a stock price of $7.11 as of 12/29/2006.
3.	Any unvested and outstanding Equity Awards held by Mr. McMullin shall become 100% vested as of the termination date of his employment.
4.	Health insurance premiums payable by the Company for continued health insurance coverage for Mr. McMullin and all then currently insured dependents continue for up to 9 months, or 12 months in the context of a Change in Control, and his then currently insured dependents, provided that Mr. McMullin makes a timely election to continue that coverage under COBRA, and provided further that the Company’s obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mr. McMullin becomes eligible for health insurance with a new employer, and Mr. McMullin agrees to promptly notify the Company in writing of any such event of eligibility.
5.	Mr. McMullin will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
6.	Mr. McMullin will receive outplacement services for one year, at the Company’s expense, up to a maximum amount of $25,000, with a nationally recognized services selected by the Company.

Lisa Grillone, Ph.D.

Dr. Grillone terminated her employment with the Company on November 15, 2006. Pursuant to the terms of Dr. Grillone’s Executive Employment Agreement, dated March 13, 2006, Dr. Grillone received $202,985 in severance payment upon her termination, and will also receive up to $417.11 per month for up to 9 months in Company payments for COBRA premiums for medical insurance.

DIRECTOR COMPENSATION

The Company’s non-employee directors receive the following compensation for the service on Board of Directors and its Committees as follows:

•	An annual retainer of $20,000 for Board of Directors service.

•	$1,500 for each Board meeting attended.

•	$1,000 for each Committee meeting attended.

•	$1,000 for telephonic attendance at any Board or committee meeting.

•

The Chairperson of the Board and the Chairperson of the Audit Committee each received an additional $10,000 annual retainer. Effective as of October 19, 2006, the annual retainer payable to the Chairman of the Board was increased from $10,000 per year to $20,000 per year.

•	The Chairperson of each of the Compensation and Nominating and Governance Committees receives an additional $5,000 annual retainer.

•	All non-employee directors are reimbursed for travel and miscellaneous expenses in connection with attendance at Board and committee meetings.

•	Stock options to purchase 20,000 shares of the Company’s common stock upon initial election or appointment to the Board.

•

Non-employee directors who, immediately after the annual meeting of stockholders, continue to serve on the Board of Directors and have served on the Board for at least the six (6) months preceding the annual meeting of stockholders receive annual grants of options to purchase 16,000 shares of the Company’s common stock.

•

The shares subject to the initial option grants vest in three equal annual installments while the shares subject to the subsequent annual grants will be fully vested upon the first anniversary of the date of grant.

•

During the fiscal year ending December 31, 2006, the Company granted non-employee directors options to purchase an aggregate of 132,000 shares of common stock each at an average exercise price of $6.03 per share under the Company’s 2004 Performance Incentive Plan.

The following table summarizes all compensation paid to or earned by Directors for fulfilling their duties as Directors of the Company in 2006.

Director Compensation Paid for the 2006 Fiscal Year

Name (a)	Fees Earned or Paid in Cash ($)[1] (b)	Stock Awards ($) (c)	Option Awards ($)[2] (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Rolf Classon[3]	$30,250	N/A	$14,816	N/A	N/A	N/A	$45,066
Peter Barton Hutt	$33,000	N/A	$14,816	N/A	N/A	N/A	$47,816
Kathleen D. LaPorte	$32,000	N/A	$14,816	N/A	N/A	N/A	$46,816
Benjamin F. McGraw III, Pharm.D.	$46,500	N/A	$14,816	N/A	N/A	N/A	$61,316
Dean J. Mitchell	$33,500	N/A	$14,816	N/A	N/A	N/A	$48,316
Andrew Perlman	$19,000	N/A	$26,047	N/A	N/A	N/A	$45,047
Wayne I. Roe	$33,000	N/A	$14,816	N/A	N/A	N/A	$47,816
Richard Williams[4]	$59,500	N/A	$14,816	N/A	N/A	N/A	$74,316

1.	Reflects cash compensation earned for fiscal year end 2006. Annual retainers are paid in quarterly installments and prorated for any portion of a year during which a director serves.
2.	Represents the proportionate amount of the total fair value of option and stock awards recognized by the Company as an expense in 2006 for financial accounting purposes. The fair values of these awards and the amounts expensed in 2006 were determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No.123 (revised 2004) Share-Based Payment (FAS 123R). The awards for which expense is shown in this table include the awards made in 2006 as well as awards granted in previous years for which we continued to recognize expense in 2006. The assumptions used in calculating the grant date fair value of the option awards are as followings: volatility: 95.49%; interest rate: 4.54%; expected term: 6.08 years. The shares subject to the initial option grants vest in three equal annual installments while the shares subject to the subsequent annual grants will be fully vested upon the first anniversary of the date of grant.
3.	Mr. Classon was promoted to Chairman of the Nominating and Corporate Governance Committee during the second quarter of 2006 following the resignation of Liza Page Nelson. Mr. Classon resigned from the Board in February 2007.
4.	Mr. Williams’ quarterly annual retainer payment was adjusted following the October 2006 Shareholders’ Meeting when the annual retainer for the BOD Chairman increased from $10,000 per year to $20,000 per year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of March 1, 2007, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of the Named Executive Officers named in the Summary Compensation Table, and (iv) all of our directors and Named Executive Officers as a group.

Name And Address of Beneficial Owner (1)	Amount And Nature of Beneficial Ownership (2)	Approximate Percent Owned (2)
DIRECTORS AND NAMED EXECUTIVE OFFICERS
Vicente Anido, Jr., Ph.D. (3)	907,584	3.34%
Marvin J. Garrett (4)	213,751	*
Kirk McMullin (5)	169,769	*
Peter Barton Hutt (6)	73,750	*
Kathleen D. LaPorte (7)	6,664,677	24.10%
Benjamin F. McGraw III, Pharm.D. (8)	81,583	*
Dean J. Mitchell (9)	37,667	*
Thomas A. Mitro (10)	244,277	*
Andrew J. Perlman (11)	6,667	*
Wayne I. Roe (12)	84,172	*
Lauren P. Silvernail (13)	228,541	*
Richard C. Williams (14)	100,250	*
Lisa Grillone, Ph.D. (15)	—	*
All executive officers and directors as a group (12 persons) (16)	8,812,688	29.71%
5% STOCKHOLDERS
Investor AB (17)	3,158,950	11.77%
Credit Suisse First Boston (18)	6,589,927	23.90%
Sanderling Investment Entities (19)	1,578,070	5.95%
Elizabeth R. Foster, Michael P. Walsh and Kilkenny Capital Management, L.L.C. (20)	1,479,214	5.62%
James E. Flynn and Deerfield Investment Entities (21)	3,678,749	13.72%
Mazama Capital Management, Inc. (22)	2,242,500	8.52%
A. Alex Porter (23)	1,595,391	6.06%
Paul Orlin
Geoffrey Hulme
Jonathan W. Friedland
HBK Investments L.P. (24)	2,580,646	8.93%
Versant Capital Management LLC	1,660,000	6.31%
Herriot Tabuteau (25)

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each stockholder is c/o ISTA Pharmaceuticals, Inc., 15295 Alton Parkway, Irvine, California 92618.
(2)

This table is based upon information supplied by officers and directors, and with respect to principal stockholders, Schedules 13D and 13G, as well as Forms 4, filed with the SEC. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage ownership is based on 26,305,821 shares of common stock outstanding as of March 1, 2007. Shares of common stock subject to options and warrants currently exercisable, or exercisable within 60 days of the March 1, 2007, are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(3)	Includes 854,884 shares subject to options exercisable within 60 days after March 1, 2007.
(4)	Includes 200,651 shares subject to options exercisable within 60 days after March 1, 2007.
(5)	Includes 158,569 shares subject to options exercisable within 60 days after March 1, 2007.
(6)	Consists of shares subject to options exercisable within 60 days after March 1, 2007.
(7)

Includes 6,255,718 shares (including 653,978 shares issuable upon exercise of warrants and 552,931 shares issuable upon conversion of a convertible note) of Sprout Capital IX, L.P. (“Spout IX”), 25,001 shares (including 2,577 shares issuable upon exercise of warrants and 2,323 shares issuable upon conversion of a convertible note) of Sprout Entrepreneurs’ Fund, L.P. (“SEF”) and 309,082 shares (including 32,919 shares issuable upon exercise of warrants and 25,392 shares issuable upon conversion of convertible note) of Sprout IX Plan Investors, L.P. (“SIPI”). Ms. LaPorte is a Managing Director of New Leaf Venture Partners, LLC, which has entered into a management agreement with DLJ Capital Corporation whereby New Leaf Venture Partners, LLC will act as a sub-manager to DLJ Capital Corporation with respect to the shares held by Sprout Group. Ms. LaPorte is designated to our Board of Directors by Sprout Group pursuant to its contractual right. Ms. LaPorte disclaims beneficial ownership except to the extent of her pecuniary interest therein. Ms. LaPorte’s beneficial ownership also includes 73,750 shares subject to options exercisable within 60 days after March 1, 2007. Ms. LaPorte’s business address is c/o New Leaf Venture Partners, LLC, 3000 Sand Hill Road, 3-170, Menlo Park, CA 94025.

(8)	Includes 80,083 shares subject to options exercisable within 60 days after March 1, 2007.
(9)	Consists of shares subject to options exercisable within 60 days after March 1, 2007.
(10)	Includes 232,377 shares subject to options exercisable within 60 days after March 1, 2007.
(11)	Consists of 6,667 shares subject to options exercisable within 60 days after March 1, 2007.
(12)	Includes 83,046 shares subject to options exercisable within 60 days after March 1, 2007.
(13)	Includes 209,634 shares subject to options exercisable within 60 days after March 1, 2007.
(14)	Includes 73,750 shares subject to options exercisable within 60 days after March 1, 2007.
(15)	Dr. Grillone is no longer employed by the Company.
(16)	Includes 3,354,948 shares subject to options, warrants and convertible notes exercisable or convertible, as the case may be, within 60 days after March 1, 2007.
(17)

Based on a Form 4 filed with the SEC on March 1, 2007, by Investor AB. Consists of 2,211,264 shares (including 372,105 shares issuable upon exercise of warrants) held by Investor Growth Capital Limited and 947,686 shares (including 159,474 shares issuable upon exercise of warrants) held by Investor Group, L.P., of which Investor AB serves as the ultimate general partner. Investor Growth Capital Limited is a Guernsey company, with its principal place of business at National Westminster House, Le Truchot, St. Peter Port, Guernsey, Channel Islands GYI, 4PW. Investor Growth Capital Limited is ultimately a wholly owned subsidiary of Investor AB, a publicly held Swedish company with its principal place of business at Arsenalsgatan 8c, S-103 32, Stockholm, Sweden.

(18)

Based on a Schedule 13D/A filed with the SEC on July 21, 2006 by Credit Suisse First Boston (the “Bank”), on behalf of the Investment Banking division. The Bank may be deemed to beneficially own an aggregate of 6,589,927 shares of Common Stock, consisting of (i) 5,048,809 shares of Common Stock held directly by Sprout Capital IX, L.P. (“Spout IX”), 552,931 shares of Common Stock issuable upon the conversion of

$4,285,215 aggregate principal amount of Notes held directly by Sprout IX and 653,978 shares of Common Stock issuable upon the exercise of warrants held directly by Sprout IX, (ii) 20,101 shares of Common Stock held directly by Sprout Entrepreneurs’ Fund, L.P. (“Sprout Entrepreneurs”), 2,323 shares of Common Stock issuable upon the conversion of $18,000 aggregate principal amount of Notes held directly by Sprout Entrepreneurs and 2,577 shares of Common Stock issuable upon the exercise of warrants held directly by Sprout Entrepreneurs, (iii) 250,771 shares of Common Stock held directly by Sprout IX Plan Investors, L.P. (“IX Plan”), 25,392 shares of Common Stock issuable upon the conversion of $196,785 aggregate principal amount of Notes held directly by IX Plan and 32,919 shares of Common Stock issuable upon the exercise of warrants held directly by IX Plan and (iv) 128 shares of Common Stock held directly by Credit Suisse Securities (USA) LLC (“CS Sec USA LLC”). The address of the Bank’s principal business and office is Uetlibergstrasse 231, P.O. Box 900, CH 8070 Zurich, Switzerland and the Bank’s principal business and office in the United States is 11 Madison Avenue, New York, New York 10010. The Bank owns directly a majority of the voting stock, and all of the non-voting stock, of Credit Suisse Holdings (USA), Inc. (“CS Hldgs USA Inc”), a Delaware corporation. The Bank’s voting stock is entirely owned by Credit Suisse Group (“CSG”), a corporation formed under the laws of Switzerland. CSG also owns the remainder of the voting stock of CS Hldgs USA Inc. Sprout IX, Sprout Entrepreneurs and IX Plan are Delaware limited partnerships which make investments for long term appreciation. DLJ Capital Corporation (“DLJCC”), a Delaware corporation and a wholly-owned subsidiary of CS USA Inc, acts as a venture capital partnership management company. DLJCC is also the general partner of Sprout Entrepreneurs. DLJCC is also the managing general partner of Sprout IX and, as such, is responsible for its day-to-day management. DLJCC makes all of the investment decisions on behalf of Sprout IX and Sprout Entrepreneurs. DLJ Associates IX, L.P. (“Associates IX”), a Delaware limited partnership, is a general partner of Sprout IX and in accordance with the terms of the relevant partnership agreement, does not participate in investment decisions made on behalf of Sprout IX. DLJ Capital Associates IX, Inc. (“DLJCA IX”), a Delaware corporation and wholly-owned subsidiary of DLJCC, is the managing general partner of Associates IX. DLJ LBO Plans Management Corporation II (“DLJLBO II”), a Delaware corporation, is the general partner of IX Plan and, as such, is responsible for its day-to-day management. DLJLBO II makes all of the investment decisions on behalf of IX Plan. DLJLBO II is a wholly-owned subsidiary of Credit Suisse First Boston Private Equity, Inc. (“CSFBPE”), a Delaware corporation, which, in turn, is a wholly-owned subsidiary of CS USA Inc. The address of the principal business and office of each of DLJCC, DLJCA IX, Associates IX, Sprout IX, Sprout Entrepreneurs, IX Plan, DLJLBO II and CSFBPE is Eleven Madison Avenue, New York, New York 10010.

(19)

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

(20)

Based on a Schedule 13G filed with the SEC on February 14, 2005 by Michael P. Walsh and Elizabeth R. Foster, individually, and on behalf of Kilkenny Capital Management, L.L.C. The number of shares consists of 1,479,214 shares beneficially owned by Kilkenny Capital Management, L.L.C., 1,479,214 shares beneficially owned by Michael P. Walsh and 1,479,214 shares beneficially owned by Elizabeth R. Foster. Kilkenny Capital Management, L.L.C. is a registered investment advisor. Michael P. Walsh is the executive manager of Kilkenny Capital Management and Michael P. Walsh and Elizabeth R. Foster are the controlling members of Kilkenny Capital Management, L.L.C. Kilkenny Capital Management, L.L.C., Michael P. Walsh and Elizabeth R. Foster constitute a group as defined in Rule 13d-5(b)(1) and have shared voting power and shared dispositive power over the 1,479,214 shares. The business address of the foregoing is 311 South Wacker Drive, Suite 6350, Chicago, Illinois 60606.

(21)

Based on (i) a Schedule 13G/A filed with the SEC on February 13, 2007 by James E. Flynn, individually, and on behalf of Deerfield Capital, L.P., Deerfield Partners, L.P., Deerfield Special Situations Fund, L.P., Deerfield Management Company, L.P., Deerfield International Limited, Deerfield Special Situations Fund International Limited. Consists of (i) 1,139,187 shares (including 199,097 shares issuable upon conversion of a convertible note) held by Deerfield Partners, L.P., (ii) 290,757 shares held by Deerfield Special Situations Fund, L.P., (iii) 1,583,750 (including 317,033 shares issuable upon conversion of a convertible note) held by Deerfield International Limited, (iv) 585,055 shares held by Deerfield Special Situations Fund International Limited, and (v) 80,000 shares held by James E. Flynn. Deerfield Capital, L.P. is the general partner of Deerfield Partners, L.P. and Deerfield Special Situations Fund, L.P. James E. Flynn is the managing member of the general partner of Deerfield Capital, L.P. Deerfield Management Company, L.P. is the investment manager of Deerfield International Limited and Deerfield Special Situations Fund International Limited. Mr. Flynn is the managing member of the general partner of Deerfield Management Company, L.P. Mr. Flynn disclaims beneficial ownership in shares held by the various Deerfield entities except to the extent of his pecuniary interest therein. The business address of James E. Flynn, Deerfield Capital, L.P., Deerfield Partners, L.P. Deerfield Special Situations Fund, L.P. and Deerfield Management Company, L.P. is 780 Third Avenue, 37th Floor, New York, NY 10017. The business address of Deerfield International Limited and Deerfield Special Situations International Limited is c/o Hemisphere Management (B.V.I.) Limited, Bison Court, Columbus Centre, P.O. Box 3460, Road Town, Tortola, British Virgin Islands.

(22)

Based on information set forth in a Schedule 13G filed with the SEC on February 8, 2007. The principal business office for Mazama Capital Management, Inc. is One Southwest Columbia Street, Suite 1500 Portland, Oregon 97258.

(23)

Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2007. The business address for Messrs. Porter, Orlin, Hulme and Friedland is 666 5th Avenue, 34th Floor, New York, New York 10103.

(24)

Based on information set forth in a Schedule 13G/A filed with the SEC on February 9, 2007 by HBK Investments L.P. (“HBK Investments”). Consists of shares of Common Stock issuable upon conversion of a convertible note (collectively, the “Securities”) owned by HBK Master Fund L.P. (the “Fund”). HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to HBK Services LLC (“Services”). Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom, and/or HBK Hong Kong Ltd., a corporation organized under the laws of Hong Kong (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P. The principal business office of HBK Investments is 300 Crescent Court, Suite 700, Dallas, Texas 75201.

(25)

Based on information set forth in a Schedule 13G filed with the SEC on February 14, 2007. Herriot Tabuteau is the managing member of Versant Capital Management LLC (“Versant”) and so may be deemed to beneficially own such shares of Common Stock. Mr. Tabuteau disclaims such beneficial ownership. The principal business office of Versant is 45 Rockefeller Plaza, Suite 2074, New York, New York 10111.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Since January 1, 2006, there have been no transactions in which the Corporation was or is a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404(a) of Regulation S-K) had or will have a direct or indirect material interest, and there are currently no such proposed transactions.

Review, Approval or Ratification of Transactions with Related Persons

Our policy with regard to related party transactions is that all material transactions are to be reviewed by the Audit Committee for any possible conflicts of interest. In the event of a potential conflict of interest, the Audit Committee will generally evaluate the transaction in terms of: (i) the benefits to the Company; (ii) the impact on a director’s independence in the event the related person is a director, an immediately family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated third parties or to employees generally. The Audit Committee will then document its findings and conclusions in written minutes.

Director Independence

Our securities are listed on The Nasdaq Global Market and are governed by its listing standards. Our Board of Directors has determined that the following seven directors satisfy the current “independent director” standards established by Nasdaq Marketplace Rules: Peter Barton Hutt, Kathleen D. LaPorte, Benjamin F. McGraw III, Dean J. Mitchell, Andrew J. Perlman, Wayne I. Roe and Richard C. Williams. Peter Barton Hutt, a member of our Board of Directors since November 2002, is a senior counsel in the Washington, D.C. law firm of Covington & Burling. From time to time, attorneys at Covington & Burling, other than Mr. Hutt, provide legal services to us, and the provision of such services was considered by our Board in determining that Mr. Hutt is independent.

The Board of Directors has established three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each member of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, respectively, meets the independence standards set forth in Nasdaq Marketplace Rule 4200(a)(15).

Item 14.	Principal Accounting Fees and Services

Ernst & Young LLP has audited our financial statements annually since our inception in 1992. The following is a summary of the fees billed to us by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2006 and December 31, 2005:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees	$437,379	$367,449
Audit Related Fees	—	—
Tax Fees	52,684	24,059
All Other Fees	—	—

Total Fees	$490,063	$391,508

Audit Fees. We paid Ernst & Young, LLP fees in the aggregate of (i) $156,430 and $157,161 for the fiscal years ended December 31, 2006 and December 31, 2005, respectively, for professional services rendered for the audits of our annual financial statements, (ii) $147,767 and $146,409 for the fiscal years ended December 31, 2006 and December 31, 2005, respectively, for the audits of management’s assessment and effectiveness of internal control over financial reporting, and (iii) $59,671 and $56,579 for the fiscal years ended December 31, 2006 and December 31, 2005, respectively for the review of the financial statements included in our quarterly reports on Form 10-Q during the last two fiscal years.

Audit-Related Fees. In addition to fees disclosed under “Audit Fees” above, the aggregate fees for professional services rendered by Ernst & Young, LLP for assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements were $0 for both the fiscal years ended December 31, 2006 and December 31, 2005, respectively. These services include consultations concerning financial accounting and reporting standards.

Tax Fees. The aggregate fees for professional services rendered by Ernst & Young, LLP for tax compliance, tax planning and tax advice were $52,684 and $24,059 for the fiscal years ended December 31, 2006 and December 31, 2005, respectively. These services include assistance related to state tax incentives.

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

The Audit Committee approved 100% of the services provided by Ernst & Young LLP described above.

PART IV

Item 15:	Exhibits and Financial Statement Schedules.

(3)	Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2007.

By:	/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.