Form 10-Q
period 2007-03-31
ISTA PHARMACEUTICALS INC
filed 2007-04-30
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2007 was 26,612,056.

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$14,851	$17,236
Short-term investments	12,789	21,698
Accounts receivable, net of allowances of $98 in 2007 and $121 in 2006	5,866	6,339
Inventory, net of allowances of $848 in 2007 and $829 in 2006	1,609	1,474
Other current assets	1,997	1,672

Total current assets	37,112	48,419
Property and equipment, net	3,435	3,116
Deferred financing costs	2,342	2,481
Restricted cash	4,800	5,600
Deposits and other assets	131	127

Total assets	$47,820	$59,743

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,262	$2,218
Accrued compensation and related expenses	1,856	2,311
Accrued expenses — clinical trials	768	179
Line of credit	6,500	6,500
Current portion of long-term liabilities	825	886
Current portion of obligation under capital lease	44	43
Other accrued expenses	7,760	8,284

Total current liabilities	19,015	20,421
Deferred rent	212	216
Deferred income	3,542	3,611
Obligation under capital leases	43	54
Convertible notes	40,000	40,000

Total liabilities	62,812	64,302
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at March 31, 2007 and December 31, 2006; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2007 and December 31, 2006; 26,612,056 and 26,193,745 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	27	26
Additional paid-in-capital	261,417	260,401
Accumulated other comprehensive loss	(23)	(24)
Accumulated deficit	(276,413)	(264,962)

Total stockholders’ deficit	(14,992)	(4,559)

Total liabilities and stockholders’ deficit	$47,820	$59,743

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Product sales, net	$10,183	$5,355
License revenue	69	69

Total revenue	10,252	5,424
Cost of products sold	2,533	1,893

Gross profit margin	7,719	3,531
Costs and expenses:
Research and development	6,302	4,486
Selling, general and administrative	12,341	10,038

Total costs and expenses	18,643	14,524

Loss from operations	(10,924)	(10,993)
Interest income	454	333
Interest expense	(981)	(40)

Net loss	$(11,451)	$(10,700)

Net loss per common share, basic and diluted	$(0.44)	$(0.41)

Shares used in computing net loss per common share, basic and diluted	26,224	25,911

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands),

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net loss	$(11,451)	$(10,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	827	545
Amortization of deferred financing costs	139	—
Depreciation and amortization	153	123
Changes in operating assets and liabilities:
Accounts receivable, net	473	(1,326)
Inventory, net	(135)	365
Other current assets	(325)	(206)
Accounts payable	(956)	614
Accrued compensation and related expenses	(455)	(373)
Accrued expenses — clinical trials and other accrued expenses	65	895
Other liabilities	(61)	(91)
Deferred rent	(4)	3
Deferred income	(69)	(70)

Net cash used in operating activities	(11,799)	(10,221)

Investing Activities
Maturities of marketable securities	8,910	9,928
Purchases of equipment	(472)	(773)
Restricted cash	800	—
Deposits and other assets	(4)	(28)

Net cash provided by investing activities	9,234	9,127

Financing Activities
Proceeds from exercise of stock options	137	1
Obligation under capital lease	(10)	94
Proceeds from line of credit	6,500	2,000
Repayment on line of credit	(6,500)	—
Proceeds from issuance of common stock, net of issuance costs	53	94

Net cash provided by financing activities	180	2,189

(Decrease) Increase in Cash and Cash Equivalents	(2,385)	1,095
Cash and cash equivalents at beginning of period	17,236	6,510

Cash and Cash Equivalents At End of Period	$14,851	$7,605

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

ISTA is an ophthalmic pharmaceutical company focused on the development and commercialization of products for serious diseases and conditions of the eye. Since the Company’s inception, it has devoted its resources primarily to fund research and development programs, late-stage product acquisitions and product commercial launches. In December 2001, ISTA announced its strategic plan to transition from a development-stage organization to a pharmaceutical company with a primary focus on ophthalmology. In July 2004, the Company transitioned from a development-stage organization to a commercial entity. The Company currently has three products available for sale in the U.S.: Xibrom (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, Istalol (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase (hyaluronidase for injection) for use as a spreading agent. The Company also has several product candidates in various stages of development.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of ISTA have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the statement of financial condition and results of operations for the three month periods ended March 31, 2007, and 2006 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

In its analyses, the Company utilizes on hand unit data purchased from the major wholesalers, as well as prescription data purchased from a third-party data provider to develop estimates of historical unit channel pull-through. The Company utilizes an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, it develops an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback and product return exposures.

Consistent with industry practice, the Company periodically offers promotional discounts to its existing customer base. These discounts are calculated as a percentage of the current published list price and the net price (i.e., the current published list price less the applicable discount is invoiced to the customer). Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time that the Company implements a price increase, the Company generally offers its existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels; therefore, the Company recognizes the related revenue upon receipt by the customer and includes the sale in estimating its various product-related allowances. In the event the Company determines that these sales represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such sale.

Allowances for estimated rebates and chargebacks were $0.7 million and $0.2 million as of March 31, 2007 and 2006, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

Allowances for product returns were $0.6 million and $0.5 million as of March 31, 2007 and 2006, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy, which allows customers to return product within six months of it expiry dating and for a period up to 12 months after it has reached the expiration date. The Company estimates its liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above.

For the three months ended March 31, 2007 and 2006, the Company’s absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of its existing products and the approval of new products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The exposure to these revenue-reducing items as a percentage of gross product revenue for the three months ended March 31, 2007 and 2006 was 6.6% and 6.0%, respectively, for the allowance for rebates, chargebacks and discounts, and was 0.8% and (1.5%), respectively, for the allowance for product returns. The reason for the negative product return allowance as a percentage of gross product revenue during 2006 was primarily due to the reversal of product return allowances associated with the launch of Xibrom. ISTA typically applies a higher allowance for product returns on stocking orders in connection with an initial launch.

License revenue. The Company recognizes revenue consistent with the provisions of the SEC’s Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. Amounts received for milestones are recognized upon achievement of the milestone, unless the Company has ongoing performance obligations. Royalty revenue is recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is reasonably assured. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets.

Inventories

Inventory at March 31, 2007 consisted of $639,000 of raw materials and $1.8 million of finished goods, net of $848,000 in inventory reserves. Inventory at December 31, 2006 consisted of $708,000 in raw materials and $1.6 million of finished goods, net of $829,000 in inventory reserves.

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

Inventories are reviewed periodically for slow-moving or obsolete status. The Company adjusts its inventory to reflect situations in which the cost of inventory is not expected to be recovered. The Company would record a reserve to adjust inventory to its net realizable value: (1) if a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment; (2) when a product is close to expiration and not expected to be sold; (3) when a product has reached its expiration date; or (4) when a product is not expected to be saleable. In determining the reserves for these products, the Company considers factors such as the amount of inventory on hand and it’s remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. ISTA has evaluated the current level of inventory considering historical trends and other factors, and based on its evaluation, has recorded adjustments to reflect inventory at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require ISTA to make assessments about the future demand for its products in order to categorize the status of such inventory items as slow-moving, obsolete or in excess-of-need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends, competition and other factors. If the Company over or under estimates the amount of inventory that will not be sold prior to expiration, there may be a material impact on its consolidated financial condition and results of operations.

Costs incurred for the manufacture of validation batches for pre-approved products are recorded as research and development expense in the period in which those costs were incurred.

Restricted Cash

The Company has $4.8 million of restricted cash at March 31, 2007, which supports a letter of credit issued as security for interest payments on the outstanding senior subordinated convertible notes.

Comprehensive Income (Loss)

Statement of Financial Accounting Standard, or SFAS, No. 130, “Reporting Comprehensive Income”, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the year ended March 31, 2007 and 2006 was $11.5 million and $10.8 million, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

As of March 31, 2007 and 2006, accumulated foreign currency translation adjustments were ($25,000) and ($24,000), respectively, and accumulated unrealized gains (losses) on investments were $2,000 and ($35,000), respectively.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for: (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123(R), consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation”, in prior periods. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and Employee Stock Purchase Plan (“ESPP”) shares that are ultimately expected to vest as the requisite service is rendered. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair value measured under SFAS No. 123. The Company recorded incremental stock-based compensation expense of $0.8 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively, as a result of SFAS No. 123(R), which reduced income from continuing operations and net income by $0.8 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively. Net loss per share, basic and diluted, was increased by $0.03 and $0.02 for the three months ended March 31, 2007 and 2006, respectively, as a result of SFAS No. 123(R).

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

For the purpose of calculating proforma information under SFAS No. 123(R) for periods prior to January 1, 2006, forfeitures were accounted for as they occurred. For periods subsequent to January 1, 2006, the total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The assumptions used for the three months ended March 31, 2007 and 2006 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Interest rate	4.5%	4.4%
Volatility	72.7%	103.5%
Expected life	6 years	6 years
Expected dividend yield	0%	0%
Weighted average fair value of options granted	$5.06	$5.58
Weighted average fair value of options cancelled or forfeited	$3.78	$2.79

The following table summarizes stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 3.49—$ 3.49	1,220,859	5.71	$3.49	1,220,859	$3.49
$ 4.20—$ 6.42	570,550	7.98	$5.74	316,243	$5.46
$ 6.45—$ 6.77	693,792	9.01	$6.67	167,558	$6.71
$ 6.79—$ 7.35	611,915	8.82	$7.17	174,538	$6.96
$ 7.40—$ 8.37	496,754	9.07	$7.62	80,327	$7.66
$ 8.42—$ 9.41	513,925	7.74	$9.03	278,731	$9.23
$ 9.57—$10.41	508,145	7.75	$10.23	297,314	$10.23
$10.45—$32.10	319,709	6.58	$14.25	254,348	$15.07
$33.75—$33.75	850	4.01	$33.75	850	$33.75
$51.25—$51.25	2,450	3.93	$51.25	2,450	$51.25

$ 3.49—$51.25	4,938,949	7.64	$7.06	2,793,218	$6.64

At March 31, 2007, the aggregate intrinsic value of options outstanding was $10.1 million and the aggregate intrinsic value of options exercisable was $7.7 million. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted price.

Stock option activity under our stock option plans was as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2007	4,198,373	$7.06
Granted	909,829	$7.59
Exercised	(24,598)	$5.56
Canceled or forfeited	(144,655)	$10.45

Options outstanding at March 31, 2007	4,938,949	$7.06

Options exercisable at March 31, 2007	2,793,218	$6.64

The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $63,000 and $900, respectively.

At March 31, 2007, there was $9.2 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of 2 years.

Restricted Stock Awards

During the three months ended March 31, 2007 the Company granted a total of 101,291 shares of restricted common stock to employees under the Company’s 2004 Performance Incentive Plan, as amended. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of four years.

The amount of compensation to be recognized is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $58,000 and $15,000 for the three months ended March 31, 2007 and March 31, 2006, respectively. As of March 31, 2007, there was approximately $1.1 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, and SEC SAB No. 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares, such as stock options, outstanding during the period. Such common equivalent shares have not been included in the Company’s computation of diluted net loss per share as their effect would be anti-dilutive. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options, warrants, and as-converted shares was 11,110,607 and 5,696,379 for the three months ended March 31, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective for the Company beginning January 1, 2007.

At December 31, 2006, the Company had federal and state tax net operating loss, or NOL, carryforwards of approximately $160,418,000 and $90,376,000, respectively, which will begin to expire in 2008 and 2007 respectively, unless previously utilized. The Company also had federal and state research and development, or R&D, credit carryforwards of $6.3 million and $3.8 million, respectively. The federal R&D tax credits will begin to expire in 2010, unless previously utilized. The Company’s California research tax credit carryforwards do not expire and will carry forward indefinitely until utilized. Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of December 31, 2006 and March 31, 2007. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards than can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in the future. If we have experienced a change of control at any time since Company formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1992 to 2006 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

New Accounting Standard Not Yet Adopted

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

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the audited financial statements and the notes thereto and disclosures made under the captions, “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements”, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We are an ophthalmic pharmaceutical company. Our products and product candidates address the $3.2 billion U.S. prescription ophthalmic market and include therapies for inflammation, ocular pain, glaucoma, allergy, dry eye, vitreous hemorrhage, and diabetic retinopathy. We currently have three products for sale in the U.S.: Xibrom™ (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, Istalol® (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase® (hyaluronidase for injection) for use as a spreading agent. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $276.4 million through March 31, 2007.

First Quarter Developments

During the first quarter of 2007, we completed our previously-announced expansion of our sales force to continue the growth of our business.

We increased our net revenue by 91% in the first quarter of 2007, as compared to the first quarter of 2006. Dollarized total prescriptions for both Xibrom and Istalol grew by 131% to $11.1 million as compared to the first quarter of 2006. In particular, dollarized total prescriptions, as measured by IMS, were (i) $8.6 million for Xibrom in the first quarter of 2007, as compared to $6.8 million in the fourth quarter of 2006 and $3.3 million in the first quarter of 2006, and (ii) $2.5 million for Istalol in the first quarter of 2007, as compared to $2.2 million in the fourth quarter of 2006 and $1.5 million in the first quarter of 2006.

In February 2007, we announced highly statistically significant results from our initial analysis of our U.S. Phase III clinical trials of Xibrom QD once-daily formulation. The multi-center studies evaluated Xibrom QD once-daily formulation versus placebo in over 500 patients who underwent cataract surgery. The preliminary results of the Xibrom QD Phase III trials demonstrated Xibrom QD was highly statistically significant in treating post-operative ocular pain and inflammation associated with cataract surgery. Based upon preliminary analyses, the safety profile is consistent with the currently marketed Xibrom formulation. The Xibrom QD once-daily formulation contains both a higher concentration of the active ingredient, bromfenac, and a new formulation compared to the original Xibrom twice-daily product. We anticipate filing a supplemental New Drug Application, or sNDA, with the U.S. Food and Drug Administration, or FDA, during the second half of 2007 for Xibrom QD for the treatment of ocular pain and inflammation associated with cataract surgery.

We also completed the enrollment of (i) our Phase II/III study for bepotastine for treatment of allergic conjunctivitis, and (ii) our ecabet sodium Phase IIb confirmatory study for the treatment of dry eye syndrome. We anticipate reporting the preliminary results of both studies in the second quarter of 2007.

In addition, we initiated pre-approval manufacturing of T-Pred, an investigation drug for the treatment of steroid-responsive inflammatory ocular conditions where the risk of bacterial infection exists. We anticipate receiving a response from the FDA on our sNDA to market T-Pred in the U.S. during the second quarter of 2007.

We also plan to begin a pilot study in humans during the second quarter of 2007 for our proprietary formulation of a strong steroid for the treatment of ocular inflammation. Assuming timely and successful completion of this pilot study, we anticipate that Phase II/III studies of our strong steroid product could begin during the second half of 2007.

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenue. Revenue was approximately $10.3 million for the three months ended March 31, 2007, as compared to $5.4 million for the three months ended March 31, 2006. The increase in revenue was primarily attributable to the continued growth of Xibrom and Istalol in the marketplace.

In addition to product revenues for the three months ended March 31, 2007 and 2006, we recorded license revenue of $69,000 in each of the three months ended March 31, 2007 and 2006, reflecting the amortization of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

Net Revenue

$ millions	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006	% Change
Xibrom	$7.0	$2.8	150%
Istalol	2.2	1.7	29%
Vitrase	1.0	0.8	25%
Other	0.1	0.1	0%

Total Net Revenue	$10.3	$5.4	91%

Gross margin and cost of products sold. Gross margin for the three months ended March 31, 2007 was 75%, or $7.7 million, as compared to 65%, or $3.5 million, for the three months ended March 31, 2006. The increase in gross margin is primarily due to the change in revenue mix and the recording of inventory reserves for short dating of certain Vitrase lots during the quarter ended March 31, 2006. Cost of products sold was $2.5 million for the three months ended March 31, 2007, as compared to $1.9 million for the three months ended March 31, 2006. Cost of products sold for the three months ended March 31, 2007 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales year over year.

We expect our gross margin for 2007 will be approximately 70%—74%, subject to quarterly fluctuations based on revenue mix.

Research and development expenses. Research and development expenses were $6.3 million for the three months ended March 31, 2007, as compared to $4.5 million for the three months ended March 31, 2006. The increase in research and development expenses for the first quarter of 2007 was primarily the result of an increase in clinical development costs, which include FDA filing fees, clinical investigator fees, study monitoring costs and data management costs, due to completion of the Xibrom QD once-daily Phase III studies, continuation of the ecabet sodium Phase IIb confirmatory study and the commencement of the bepotastine Phase II/III clinical trials. Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial scale manufacturing capabilities for Vitrase, Istalol and Xibrom.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, and medical affairs costs. In addition, we also record as research and development expenses any up front and milestone payments that have accrued to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. For the three months ended March 31, 2007, approximately 55% of our research and development expenditures were for clinical development costs, 13% were for regulatory costs, 5% were for pharmaceutical development costs, 17% were for manufacturing development costs, and 10% were for medical affairs costs.

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for the three months ended March 31, 2007 were $3.5 million as compared to $1.4 million for the three months ended March 31, 2006 or an increase of $2.1 million. The increase in clinical costs in 2007 was primarily due to the completion of the Xibrom QD once-daily Phase III clinical trials, completion of the ecabet sodium Phase IIb confirmatory study enrollment and the commencement of the bepotastine Phase II/III clinical trials.

•

Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, were $0.8 million for each of the three months ended March 31, 2007 and March 31, 2006.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for the three months ended March 31, 2007 were $0.3 million as compared to $0.4 million for the three months ended March 31, 2007 or a decrease of $100,000. The decrease is primarily due to the overall reduction in outside research expenses.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for the three months ended March 31, 2007 were $1.1 million as compared to $1.3 million for the three months ended March 31, 2006 or a decrease of $200,000. The decrease is primarily attributable to the allocation of production costs to capitalized inventory as a function of the scale up of activities associated with the increase in the number of commercial products during 2007 as compared to 2006.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, were $0.6 million for each of the three months ended March 31, 2007 and March 31, 2006.

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

Depending upon the progress of our clinical and pre-clinical programs, we expect our research and development expenses in 2007 will be approximately $24 -$28 million.

Selling, general and administrative expenses. Selling, general and administrative expenses were $12.3 million for the three months ended March 31, 2007, as compared to $10.0 million for the three months ended March 31, 2006. The $2.3 million increase in selling, general and administrative expenses in 2007 as compared to 2006 primarily results from higher sales and marketing expenses associated with the expansion of our sales force ($1.8 million), increased compensation expense ($0.3 million) and an overall increase in administrative costs related to expanding our operations and other general corporate expenses, such as facility and personnel costs ($0.2 million). Selling, general, and administrative expenses during the first quarter of 2007 includes $0.8 million in stock-based compensation expense.

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

For the three months ended March 31, 2007 and 2006, we granted stock options to employees to purchase 909,829 shares of common stock (at a weighted average exercise price of $7.59 per share) and 692,324 shares of common stock (at a weighted average exercise price of $6.73 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 101,291 restricted stock awards and 69,680 restricted stock awards for the three months ended March 31, 2007 and 2006, respectively, and included in stock compensation expense was $58,000 and $15,000 for the three months ended March 31, 2007 and 2006, respectively, related to these restricted stock awards.

Interest income. Interest income was $0.5 million for the three months ended March 31, 2007, as compared to $0.3 million for the three months ended March 31, 2006. The increase in interest income was primarily attributable to higher cash balance as a result of our receipt of $40.0 million in net proceeds from the issuance of senior subordinated convertible notes during 2006, the interest earned on the $4.8 million in restricted cash and higher rates of return as compared to 2006.

Interest expense. Interest expense was $1.0 million for the three months ended March 31, 2007, as compared to $40,000 for the three months ended March 31, 2006. The increase in interest expense was primarily attributable to the interest on the outstanding amounts under our credit facility, the amortization of the deferred financing costs associated with the issuance of $40.0 million in senior subordinated convertible notes and the interest recorded on these outstanding senior subordinated convertible notes.

We expect our net interest expense in 2007 will be approximately $3.5 to $4.5 million as a result of interest on our senior subordinated convertible notes and interest on our revolving credit facility which we anticipate using to a greater extent in 2007 to facilitate the growth of our business.

Liquidity and Capital Resources

As of March 31, 2007, we had approximately $27.6 million in cash, cash equivalents and short-term investments, $4.8 million of restricted cash, which supports a letter of credit issued as security for interest payments on the outstanding senior subordinated convertible notes and working capital of $18.1 million. Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2000, we have received gross proceeds of approximately $241.3 million from sales of our common stock and the issuance of promissory notes and convertible debt.

Under our revolving credit facility, we may borrow up to the lesser of $10.0 million or 66.67% of our unrestricted cash, cash equivalents and net receivables. As of March 31, 2007, we had $3.5 million available for borrowing under the credit facility. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets with the exception of our intellectual property. As of March 31, 2007, we were in compliance with all of the covenants under the credit facility. All amounts owing under the credit facility will become due and payable on March 31, 2008.

In April 2006, we entered into a credit arrangement whereby we may borrow up to $1.2 million to finance the purchase of certain capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the purchase date of the equipment. As of March 31, 2007, $0.8 million was outstanding under this arrangement.

Additionally, in June 2006, we issued an aggregate of $40.0 million in principal amount of our senior subordinated convertible notes, bearing 8% interest per annum payable quarterly in cash in arrears which began October 1, 2006. The notes mature in June 2011 and are convertible, at any time following their issuance, into shares of our common stock at an initial conversion price of $7.75 per share, subject to certain adjustments set forth therein.

For the three months ended March 31, 2007, we used $11.8 million of cash for operations principally as a result of the net loss of $11.5 million, the net change in operating assets and liabilities of $1.4 million, offset by the recording of $0.8 million in stock based compensation and the recording of $0.3 million in depreciation and amortization. For the three months ended March 31, 2006, we used approximately $10.2 million of cash for operations principally as a result of the net loss of $10.7 million.

For the three months ended March 31, 2007, we received $9.2 million of cash from investing activities, primarily due to the maturities of our short-term investment securities. For the three months ended March 31, 2006, we received $9.1 million of cash from investing activities, primarily due to the maturities of our short-term investment securities.

For the three months ended March 31, 2007, we received $180,000 from financing activities, primarily as a result of proceeds from the exercise of stock options. For the three months ended March 31, 2006, we received $2.2 million from financing activities, primarily as a result of $2.0 million of borrowing under the credit facility

We believe that our existing cash balances, together with amounts available for borrowing under our credit facility, will be sufficient to fund our operations for the next twelve months. However, our actual future capital requirements will depend on many factors, including the following:

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

We have never been profitable, and we might never become profitable. In this regard, we anticipate that our operating expenses will continue to increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products. As of March 31, 2007, our accumulated deficit was $276.4 million, including a net loss of approximately $11.5 million for the three months ended March 31, 2007 and a stockholders’ deficit of $15.0 million.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2006 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of March 31, 2007, we have not used derivative instruments or engaged in hedging activities.

All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of March 31, 2007, we had $6.5 million outstanding under our credit facility. We estimate that a 10% change in interest rates on our credit facility would not have had a material effect on our net loss for the three months ended March 31, 2007.

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

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1 – 5. Not applicable.

Item 6	Exhibits

Exhibit Number	Description
10.1	Loan Modification Agreement, dated January 30, 2007, by and between ISTA Pharmaceuticals, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2007).

10.2	Loan Modification Agreement dated March 12, 2007, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISTA PHARMACEUTICALS, INC. (Registrant)

Dated: April 30, 2007	/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D. President and Chief Executive Officer

Dated: April 30, 2007	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Loan Modification Agreement, dated January 30, 2007, by and between ISTA Pharmaceuticals, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2007).

10.2	Loan Modification Agreement dated March 12, 2007, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.