Form 10-Q
period 2007-06-30
ISTA PHARMACEUTICALS INC
filed 2007-08-02
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 30, 2007 was 31,904,694.

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$50,129	$17,236
Short-term investments	6,099	21,698
Accounts receivable, net of allowances of $78 in 2007 and $121 in 2006	6,302	6,339
Inventory, net of allowances of $743 in 2007 and $829 in 2006	1,647	1,474
Other current assets	2,311	1,672

Total current assets	66,488	48,419
Property and equipment, net	3,935	3,116
Deferred financing costs	2,204	2,481
Restricted cash	4,000	5,600
Deposits and other assets	210	127

Total assets	$76,837	$59,743

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current liabilities:
Accounts payable	$2,226	$2,218
Accrued compensation and related expenses	2,513	2,311
Accrued expenses — clinical trials	120	179
Line of credit	6,000	6,500
Current portion of long-term liabilities	752	886
Current portion of obligation under capital lease	39	43
Other accrued expenses	10,291	8,284

Total current liabilities	21,941	20,421
Deferred rent	207	216
Deferred income	3,472	3,611
Obligation under capital leases	35	54
Convertible notes	40,000	40,000

Total liabilities	65,655	64,302
Commitments and contingencies
Stockholders’ equity / (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at June 30, 2007 and December 31, 2006; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2007 and December 31, 2006; 31,904,694 and 26,193,745 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	32	26
Additional paid-in-capital	296,330	260,401
Accumulated other comprehensive loss	(24)	(24)
Accumulated deficit	(285,156)	(264,962)

Total stockholders’ equity / (deficit)	11,182	(4,559)

Total liabilities and stockholders’ equity / (deficit)	$76,837	$59,743

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Product sales, net	$13,518	$6,994	$23,701	$12,349
License revenue	70	70	139	139

Total revenue	13,588	7,064	23,840	12,488
Cost of products sold	3,687	2,286	6,220	4,179

Gross profit margin	9,901	4,778	17,620	8,309
Costs and expenses:
Research and development	5,774	4,753	12,076	9,239
Selling, general and administrative	12,205	9,622	24,546	19,660

Total costs and expenses	17,979	14,375	36,622	28,899

Loss from operations	(8,078)	(9,597)	(19,002)	(20,590)
Interest income	319	245	773	578
Interest expense	(984)	(157)	(1,965)	(197)

Net loss	$(8,743)	$(9,509)	$(20,194)	$(20,209)

Net loss per common share, basic and diluted	$(0.32)	$(0.37)	$(0.76)	$(0.78)

Shares used in computing net loss per common share, basic and diluted	26,935	25,918	26,608	25,915

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net loss	$(20,194)	$(20,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,639	1,231
Amortization of deferred financing costs	277	12
Depreciation and amortization	312	252
Changes in operating assets and liabilities:
Accounts receivable, net	37	(2,372)
Inventory, net	(173)	(51)
Other current assets	(639)	317
Accounts payable	8	(270)
Accrued compensation and related expenses	202	125
Accrued expenses — clinical trials and other accrued expenses	1,948	1,292
Other liabilities	(134)	249
Deferred rent	(9)	4
Deferred income	(139)	(244)

Net cash used in operating activities	(16,865)	(19,664)

Investing Activities
Purchases of marketable securities	—	(6,513)
Maturities of marketable securities	15,599	19,313
Purchases of equipment	(1,131)	(941)
Restricted cash	1,600	(6,400)
Deposits and other assets	(83)	(174)

Net cash provided by investing activities	15,985	5,285

Financing Activities
Proceeds from exercise of stock options	186	7
Obligation under capital lease	(23)	30
Proceeds from issuance of convertible notes, net	—	40,000
Financing costs	—	(2,700)
Proceeds from line of credit	12,500	2,000
Repayment on line of credit	(13,000)	—
Proceeds from issuance of common stock, net of issuance costs	34,110	94

Net cash provided by financing activities	33,773	39,431

Increase in Cash and Cash Equivalents	32,893	25,052
Cash and cash equivalents at beginning of period	17,236	6,510

Cash and Cash Equivalents At End of Period	$50,129	$31,562

See accompanying notes

ISTA Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. The Company

ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. The Company reincorporated in Delaware on August 4, 2000. Xibrom™, Xibrom QD™, Istalol®, Vitrase®, Vitragan™, T-Pred™, ISTA®, ISTA Pharmaceuticals, Inc.® and the ISTA logo are the Company’s trademarks, either owned or under license.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the statement of financial condition and results of operations for the three and six month periods ended June 30, 2007, and 2006 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

Revenue Recognition

Product revenue. The Company recognizes revenue from product sales, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists”, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and the Company is reasonably assured of collecting the resulting receivable. The Company recognizes product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. Such estimates require the most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Actual results may differ significantly from the Company’s estimates. Changes in estimates and assumptions based upon actual results may have a material impact on the Company’s results of operations and/or financial condition.

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

Consistent with industry practice, the Company periodically offers promotional discounts to its existing customer base. These discounts are calculated as a percentage of the current published list price and the net price (i.e., the current published list price less the applicable discount is invoiced to the customer). Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time that the Company implements a price increase, the Company may offer its existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels; therefore, the Company recognizes the related revenue upon receipt by the customer and includes the sale in estimating its various product-related allowances. In the event the Company determines that these sales represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such sale.

Allowances for estimated rebates and chargebacks were $0.8 million and $0.4 million as of June 30, 2007 and 2006, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

Allowances for product returns were $0.6 million and $0.5 million as of June 30, 2007 and 2006, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy, which allows customers to return product within six months of it expiry dating and for a period up to 12 months after it has reached the expiration date. The Company estimates its liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above.

For the three months ended June 30, 2007 and 2006, the Company’s exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of its existing products and the approval of new products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The exposure to these revenue-reducing items as a percentage of gross product revenue for the three months ended June 30, 2007 and 2006 was 6.8% and 8.5%, respectively, for the allowance for rebates, chargebacks and other discounts, and was 2.2% and 3.3%, respectively, for the allowance for product returns. ISTA typically applies a higher allowance for product returns on stocking orders in connection with an initial launch.

License revenue. The Company recognizes revenue consistent with the provisions of the Securities and Exchange Commission’s, or SEC’s, Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. Amounts received for milestones are recognized upon achievement of the milestone, unless the Company has ongoing performance obligations. Royalty revenue is recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is reasonably assured. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets.

Inventories

Inventory at June 30, 2007 consisted of $0.4 million of raw materials and $1.9 million of finished goods, net of $0.7 million in inventory reserves. Inventory at December 31, 2006 consisted of $0.7 million in raw materials and $1.6 million of finished goods, net of $0.8 million in inventory reserves.

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

Restricted Cash

The Company has $4.0 million of restricted cash at June 30, 2007, which supports a letter of credit issued as security for interest payments on the outstanding senior subordinated convertible notes.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, or SFAS No. 130, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the six months ended June 30, 2007 and 2006 was $20.2 million for each period. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

As of June 30, 2007 and December 31, 2006, accumulated foreign currency translation adjustments were ($25,000) for each period, and accumulated unrealized gains (losses) on investments were $1,000 for each period, respectively.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123(R), which requires measurement and recognition of compensation expense for all share-based awards made to employees and directors. Under SFAS No. 123R, the fair value of share-based awards is estimated at grant date using an option pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

Since share-based compensation under SFAS No. 123R is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

The Company uses Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

At June 30, 2007, there was $7.5 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of 2 years.

Restricted Stock Awards

During the three and six months ended June 30, 2007 the Company granted a total of 2,000 and 103,291 shares of restricted common stock to employees under the Company’s 2004 Performance Incentive Plan, as amended, respectively. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of four years.

The amount of compensation to be recognized is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $80,000 and $138,000 for the three and six months ended June 30, 2007 and $32,000 and $47,000 for the three and six months ended June 30, 2006, respectively. As of June 30, 2007, there was approximately $1.0 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, or SFAS No. 128, and SAB No. 98, “Earnings Per Share”, or SAB No. 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares, such as stock options, outstanding during the period. Such common equivalent shares have not been included in the Company’s computation of diluted net loss per share as their effect would be anti-dilutive. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options, warrants, and as-converted shares was 11,087,187 and 10,881,396 for the six months ended June 30, 2007 and 2006, respectively.

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

Equity Financing

During June 2007, the Company entered into definitive agreements with institutional accredited investors with respect to the private placement of 5.25 million shares of its common stock at a purchase price of $7.00 per share, resulting in gross proceeds of approximately $36.75 million before payment of placement agent fees and offering expenses.

Commitments and Contingencies

The Company is subject to routine claims and litigation incidental to its business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on the operating results or financial position of the Company.

Segment Reporting

The Company currently operates in only one segment.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective for the Company beginning January 1, 2007.

At December 31, 2006, the Company had federal and state tax net operating loss, or NOL, carryforwards of approximately $160.4 million and $90.4 million, respectively, which will begin to expire in 2008 and 2007 respectively, unless previously utilized. The Company also had federal and state research and development, or R&D, credit carryforwards of $6.3 million and $3.8 million, respectively. The federal R&D tax credits will begin to expire in 2010, unless previously utilized. The Company’s California research tax credit carryforwards do not expire and will carry forward indefinitely until utilized. Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of December 31, 2006 and June 30, 2007. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards than can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in the future. If we have experienced a change of control at any time since Company formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1992 to 2006 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

New Accounting Standard Not Yet Adopted

The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, in September 2006. The new standard provides guidance on the use of fair value in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. We are in the process of evaluating the new standard which is not expected to have any effect on our consolidated financial position or results of operations, although financial statement disclosures will be revised to conform to the new guidance. The pronouncement, including the new disclosures, is effective for us as of the first quarter of 2008.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report on Form 10-Q, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q and the audited financial statements and the notes thereto and disclosures made under the captions “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2006. We obtained the market data and industry information contained in this Quarterly Report on Form 10-Q from internal surveys, estimates, reports and studies, as appropriate, as well as from market research, publicly available information and industry publications. Although we believe our internal surveys, estimates, reports, studies and market research, as well as industry publications, are reliable, we have not independently verified such information, and, as such, we do not make any representation as to its accuracy.

Overview

We are an ophthalmic pharmaceutical company. Our products and product candidates address the $3.2 billion U.S. prescription ophthalmic market and include therapies for inflammation, ocular pain, glaucoma, allergy and dry eye. We currently have three products for sale in the U.S.: Xibrom™ (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, Istalol® (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase® (hyaluronidase for injection) for use as a spreading agent. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $285.2 million through June 30, 2007.

Second Quarter Developments

We increased our net revenue by 92% in the second quarter of 2007, as compared to the second quarter of 2006. Dollarized total prescriptions as measured by IMS Health, or IMS, in the second quarter of 2007 for both Xibrom and Istalol grew by 87% to $14.2 million as compared to the second quarter of 2006. In particular, dollarized total prescriptions, as measured by IMS, were (i) $11.6 million for Xibrom in the second quarter of 2007, as compared to $8.6 million in the first quarter of 2007 and $5.7 million in the second quarter of 2006, and (ii) $2.6 million for Istalol in the second quarter of 2007, as compared to $2.5 million in the first quarter of 2007 and $1.9 million in the second quarter of 2006.

During May 2007, we completed and announced statistically significant results from the preliminary analysis of our U.S. Phase II/III clinical study of bepotastine for the treatment of allergic conjunctivitis. The study evaluated two concentrations of bepotastine, each dosed once daily and twice daily. The primary endpoints of the study were the assessment of efficacy for bepotastine in treating ocular itching and redness. The preliminary results of the study demonstrate both concentrations were highly statistically significant in the reduction of the first primary endpoint, ocular itching, when dosed twice a day, and in one concentration when dosed once a day. We plan to discuss the results with the U.S. Food and Drug Administration, or FDA, to determine the remaining clinical studies required to confirm ocular safety and efficacy for the submission of a New Drug Application, or NDA, for bepotastine for the treatment of allergic conjunctivitis.

During May 2007, we completed and announced positive results from our preliminary analysis of our Phase IIb confirmatory study of ecabet sodium, which is being developed as a treatment for dry eye syndrome. Patients in the ecabet sodium group achieved a strong trend in the objective sign of blink rate. In addition, patients in the ecabet sodium group reported a strong trend in the Ocular Symptom Disease Index, or OSDI, and a positive trend in the subjective assessment of patients’ most bothersome symptom. Strong and positive trends are used to confirm observations from previous clinical ecabet sodium studies and to serve as indicators of potential efficacy endpoints in Phase III studies.

In May 2007, we received a not approvable letter from the FDA relating to our NDA for T-Pred™ (prednisolone acetate 1.0% and tobramycin 0.3% ophthalmic suspension). The FDA assessed our clinical data as not showing sufficient equivalence between the prednisolone component in T-Pred and PredForte at least at one of the time points measured nor equivalence in the kill time between the tobramycin components in T-Pred and Tobrex®, although it showed equivalence versus Zylet® and Tobradex®. We have filed for dispute resolution with the FDA, as we do not agree with this assessment. We plan to work closely with the FDA to efficiently resolve the issues.

During June 2007, we entered into definitive agreements with institutional accredited investors with respect to the private placement of 5.25 million shares of our common stock at a purchase price of $7.00 per share, resulting in gross proceeds of approximately $36.75 million before payment of placement agent fees and offering expenses.

During the second quarter of 2007, we initiated a pilot study for our strong steroid product candidate and, if the study results are timely and positive, we will advance the product candidate into Phase II clinical studies during the second half of 2007.

Results of Operations

Three Months Ended June 30, 2007 and 2006

Net Revenue. Net revenue was approximately $13.6 million for the three months ended June 30, 2007, as compared to $7.1 million for the three months ended June 30, 2006. The increase in net revenue was primarily attributable to the continued growth of Xibrom and Istalol in the marketplace.

In addition to product revenues for the three months ended June 30, 2007 and 2006, we recorded license revenue of $70,000 in each of the three months ended June 30, 2007 and 2006, reflecting the amortization of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

Net Revenue

$ millions	Quarter Ended June 30, 2007	Quarter Ended June 30, 2006	% Change
Xibrom	$9.7	$4.0	143%
Istalol	2.5	1.9	32%
Vitrase	1.3	1.1	18%
Other	0.1	0.1	0%

Total Net Revenue	$13.6	$7.1	92%

Gross margin and cost of products sold. Gross margin for the three months ended June 30, 2007 was 73%, or $9.9 million, as compared to 68%, or $4.8 million, for the three months ended June 30, 2006. The increase in gross margin is primarily due to the change in revenue mix, primarily driven by increased Xibrom sales. Cost of products sold was $3.7 million for the three months ended June 30, 2007, as compared to $2.3 million for the three months ended June 30, 2006. Cost of products sold for the three months ended June 30, 2007 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales year over year.

We expect our gross margin for 2007 will be approximately 71% to 74%, subject to quarterly fluctuations based on revenue mix.

Research and development expenses. Research and development expenses were $5.8 million for the three months ended June 30, 2007, as compared to $4.8 million for the three months ended June 30, 2006. The increase in research and development expenses for the second quarter of 2007 was primarily the result of an increase in clinical development costs, which include clinical investigator fees, study monitoring costs and data management costs, due to the completion of the bepotastine Phase II/III study and the completion of the ecabet sodium Phase IIb confirmatory study. Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial scale manufacturing capabilities for Vitrase, Istalol and Xibrom.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, and medical affairs costs. In addition, we also record as research and development expenses any up front and milestone payments that have accrued to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. For the three months ended June 30, 2007, approximately 41%

of our research and development expenditures were for clinical development costs, 17% were for regulatory costs, 6% were for pharmaceutical development costs, 25% were for manufacturing development costs, and 11% were for medical affairs costs.

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for the three months ended June 30, 2007 were $2.4 million as compared to $1.0 million for the three months ended June 30, 2006 or an increase of $1.4 million. The increase in clinical costs in 2007 was primarily due to the completion of the ecabet sodium Phase IIb confirmatory study and the completion of the bepotastine Phase II/III clinical trials.

•

Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, were $1.0 million for the three months ended June 30, 2007 as compared to $1.3 million for the three months ended June 30, 2006 or a decrease of $0.3 million. The decrease in regulatory costs for the three months ended June 30, 2007 was primarily due to the allocation of annual FDA facility fees to inventory.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for the three months ended June 30, 2007 were $0.3 million as compared to $0.5 million for the three months ended June 30, 2007 or a decrease of $0.2 million. The decrease is primarily due to the overall reduction in outside research expenses.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for the three months ended June 30, 2007 were $1.4 million as compared to $1.1 million for the three months ended June 30, 2006 or an increase of $0.3 million. The increase is primarily attributable to the increase in research costs associated with manufacturing scale-up activities, offset by the allocation of production costs to capitalized inventory as a function of the scale-up of activities associated with the increase in the number of commercial products during 2007 as compared to 2006.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, were $0.7 million for the three months ended June 30, 2007 as compared to $0.6 million for the three months ended June 30, 2006, or an increase of $0.1 million due to increased product support activity.

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

Depending upon the progress of our clinical and pre-clinical programs, we expect our research and development expenses in 2007 will be approximately $24 to $28 million.

Selling, general and administrative expenses. Selling, general and administrative expenses were $12.2 million for the three months ended June 30, 2007, as compared to $9.6 million for the three months ended June 30, 2006. The $2.6 million increase in selling, general and administrative expenses in 2007 as compared to 2006 primarily results from higher sales and marketing expenses associated with the expansion of our sales force ($2.2 million), increased compensation expense ($0.1 million) and an overall increase in administrative costs related to expanding our operations and other general corporate expenses, such as facility and personnel costs ($0.3 million). Selling, general, and administrative expenses during the second quarter of 2007 and 2006 includes $0.8 million and $0.7 million, respectively, in stock-based compensation expense.

We anticipate our selling, general and administrative expenses for 2007 will be approximately $44 to $48 million, excluding stock compensation expense which we estimate will be approximately $3 to $4 million for 2007.

Stock-based compensation. Compensation for stock options granted to non-employees has been determined in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment” and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”. Stock option compensation for non-employees is recorded as the related services are rendered and the value of compensation is periodically re-measured as the underlying options vest.

For the three months ended June 30, 2007 and 2006, we granted stock options to employees to purchase 42,200 shares of common stock (at a weighted average exercise price of $8.77 per share) and 76,800 shares of common stock (at a weighted average exercise price of $5.92 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 2,000 and 10,000 restricted stock awards for the three months ended June 30, 2007 and 2006, respectively, and included in stock compensation expense was $80,000 and $32,000 for the three months ended June 30, 2007 and 2006, respectively, related to these restricted stock awards.

Interest income. Interest income was $0.3 million for the three months ended June 30, 2007, as compared to $0.2 million for the three months ended June 30, 2006. The increase in interest income was primarily attributable to higher cash balances as a result of our receipt of $40.0 million in net proceeds from the issuance of senior subordinated convertible notes during 2006, the interest earned on the $4.0 million in restricted cash and higher rates of return as compared to 2006.

Interest expense. Interest expense was $1.0 million for the three months ended June 30, 2007, as compared to $0.2 million for the three months ended June 30, 2006. The increase in interest expense was primarily attributable to the interest on the outstanding amounts under our credit facility, the amortization of the deferred financing costs associated with the issuance of $40.0 million in senior subordinated convertible notes and the interest recorded on these outstanding senior subordinated convertible notes.

We expect our net interest expense in 2007 will be approximately $2 to $3 million as a result of the interest on our senior subordinated convertible notes and interest on our revolving credit facility, offset by interest earned on our higher cash balances.

Six Months Ended June 30, 2007 and 2006

Net Revenue. Net revenue was approximately $23.8 million for the six months ended June 30, 2007, as compared to $12.5 million for the six months ended June 30, 2006. The increase in net revenue was primarily attributable to the continued growth of Xibrom and Istalol in the marketplace.

In addition to product revenues for the six months ended June 30, 2007 and 2006, we recorded license revenue of $0.1 million in each of the six months ended June 30, 2007 and 2006, reflecting the amortization of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

Net Revenue

$ millions	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	% Change
Xibrom	$16.7	$6.8	146%
Istalol	4.7	3.7	27%
Vitrase	2.3	1.9	21%
Other	0.1	0.1	0%

Total Net Revenue	$23.8	$12.5	90%

Gross margin and cost of products sold. Gross margin for the six months ended June 30, 2007 was 74%, or $17.6 million, as compared to 67%, or $8.3 million, for the six months ended June 30, 2006. The increase in gross margin is primarily due to the change in revenue mix. Cost of products sold was $6.2 million for the six months ended June 30, 2007, as compared to $4.2 million for the six months ended June 30, 2006. Cost of products sold for the six months ended June 30, 2007 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales year over year.

Research and development expenses. Research and development expenses were $12.1 million for the six months ended June 30, 2007, as compared to $9.2 million for the six months ended June 30, 2006. The increase in research and development expenses for the six months ended June 30, 2007 was primarily the result of an increase in clinical development costs, which include FDA filing fees, clinical investigator fees, study monitoring costs and data management costs, due to completion of the Xibrom QD once-daily Phase III studies, completion of the bepotastine Phase II/III study and the completion of the ecabet sodium Phase IIb confirmatory study.

For the six months ended June 30, 2007, approximately 49% of our research and development expenditures were for clinical development costs, 15% were for regulatory costs, 5% were for pharmaceutical development costs, 21% were for manufacturing development costs, and 10% were for medical affairs costs.

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for the six months ended June 30, 2007 were $5.9 million as compared to $2.4 million for the six months ended June 30, 2006 or an increase of $3.5 million. The increase in clinical costs in 2007 was primarily due to the completion of the Xibrom QD once-daily Phase III clinical trials, completion of the ecabet sodium Phase IIb confirmatory study and completion of the bepotastine Phase II/III clinical trials.

•

Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, were $1.8 million for the six months ended June 30, 2007 as compared to $2.1 million for the six months ended June 30, 2006 or a decrease of $0.3 million. The decrease in regulatory costs for the six months ended June 30, 2007 was primarily due to the allocation of FDA fees to inventory.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for the six months ended June 30, 2007 were $0.6 million as compared to $0.8 million for the six months ended June 30, 2007 or a decrease of $0.2 million. The decrease is primarily due to the overall reduction in outside research expenses.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for the six months ended June 30, 2007 were $2.5 million as compared to $2.3 million for the six months ended June 30, 2006 or an increase of $0.2 million. The increase is primarily attributable to the allocation of production costs to capitalized inventory as a function of the scale up of activities associated with the increase in the number of commercial products during 2007 as compared to 2006.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, were $1.3 million for each of the six months ended June 30, 2007 and June 30, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses were $24.5 million for the six months ended June 30, 2007, as compared to $19.7 million for the six months ended June 30, 2006. The $4.8 million increase in selling, general and administrative expenses in 2007 as compared to 2006 primarily results from higher sales and marketing expenses associated with the expansion of our sales force ($4.0 million), increased compensation expense ($0.4 million) and an overall increase in administrative costs related to expanding our operations and other general corporate expenses, such as facility and personnel costs ($0.4 million). Selling, general, and administrative expenses during the 2007 and 2006 periods include $1.6 million and $1.2 million, respectively, in stock-based compensation expense.

Stock-based compensation. For the six months ended June 30, 2007 and 2006, we granted stock options to employees to purchase 952,029 shares of common stock (at a weighted average exercise price of $7.65 per share) and 769,124 shares of common stock (at a weighted average exercise price of $6.65 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 103,291 restricted stock awards and 79,680 restricted stock awards for the six months ended June 30, 2007 and 2006, respectively, and included in stock compensation expense was $138,000 and $47,000 for the six months ended June 30, 2007 and 2006, respectively, related to these restricted stock awards.

Interest income. Interest income was $0.8 million for the six months ended June 30, 2007, as compared to $0.6 million for the six months ended June 30, 2006. The increase in interest income was primarily attributable to higher cash balances as a result of our receipt of $40.0 million in net proceeds from the issuance of senior subordinated convertible notes during 2006, the interest earned on the $4.0 million in restricted cash and higher rates of return as compared to 2006.

Interest expense. Interest expense was $2.0 million for the six months ended June 30, 2007, as compared to $0.2 million for the six months ended June 30, 2006. The increase in interest expense was primarily attributable to the interest on the outstanding amounts under our credit facility, the amortization of the deferred financing costs associated with the issuance of $40.0 million in senior subordinated convertible notes and the interest recorded on these outstanding senior subordinated convertible notes.

Liquidity and Capital Resources

As of June 30, 2007, we had approximately $56.2 million in cash, cash equivalents and short-term investments, $4.0 million of restricted cash, which supports a letter of credit issued as security for interest payments on the outstanding senior subordinated convertible notes and working capital of $44.5 million. Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2000, we have received gross proceeds of approximately $278.1 million from sales of our common stock and the issuance of promissory notes and convertible debt.

Under our revolving credit facility, we may borrow up to the lesser of $10.0 million or 66.67% of our unrestricted cash, cash equivalents and net receivables. As of June 30, 2007, we had $4.0 million available for borrowing under the credit facility. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets with the exception of our intellectual property. As of June 30, 2007, we were in compliance with all of the covenants under the credit facility. All amounts owing under the credit facility will become due and payable on March 31, 2008.

In April 2006, we entered into a credit arrangement whereby we may borrow up to $1.2 million to finance the purchase of certain capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the purchase date of the equipment. As of June 30, 2007, $0.8 million was outstanding under this arrangement.

Additionally, in June 2006, we issued an aggregate of $40.0 million in principal amount of our senior subordinated convertible notes, bearing 8% interest per annum payable quarterly in cash in arrears which began October 1, 2006. The notes mature in June 2011 and are convertible, at any time following their issuance, into shares of our common stock at a conversion price of $7.63 per share, subject to certain adjustments and limitations set forth therein.

For the six months ended June 30, 2007, we used $16.9 million of cash for operations principally as a result of the net loss of $20.2 million, the net change in operating assets and liabilities of $1.1 million, offset by the recording of $1.6 million in stock based compensation and the recording of $0.6 million in depreciation and amortization. For the six months ended June 30, 2006, we used approximately $19.7 million of cash for operations principally as a result of the net loss of $20.2 million.

For the six months ended June 30, 2007, we received $16.0 million of cash from investing activities, primarily due to the maturities of our short-term investment securities. For the six months ended June 30, 2006, we received $5.3 million of cash from investing activities, primarily due to the maturities of our short-term investment securities, offset by restricted cash deposit requirements under our letter of credit.

For the six months ended June 30, 2007, we received $33.8 million from financing activities, primarily as a result of the sale of an aggregate of 5.25 million shares of our common stock at a purchase price of $7.00 per share, resulting in gross proceeds to us of $36.75 million before payment of offering expenses and placement agent fees of $2.6 million. For the six months ended June 30, 2006, we received $39.4 million from financing activities, primarily as a result of $2.0 million of borrowing under the credit facility and the issuance of senior subordinated convertible notes in the principal amount of $40.0 million less $2.7 million of financing costs.

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

We have never been profitable, and we might never become profitable. In this regard, we anticipate that our operating expenses will continue to increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products. As of June 30, 2007, our accumulated deficit was $285.2 million, including a net loss of approximately $20.2 million for the six months ended June 30, 2007 and a stockholders’ equity of $11.2 million.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2006 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of June 30, 2007, we have not used derivative instruments or engaged in hedging activities.

All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of June 30, 2007, we had $6.0 million outstanding under our credit facility. We estimate that a 10% change in interest rates on our credit facility would not have had a material effect on our net loss for the six months ended June 30, 2007.

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

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A	Risk Factors

In addition to other information included in this Quarterly Report on Form 10-Q, the following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements contained in this Quarterly Report on Form 10-Q, and thus should be considered carefully in evaluating our business and future prospects. The following risk factors are not an exhaustive list of the risks associated with our business. New factors may emerge or changes to these risks could occur that could materially affect our business.

Risks Related to Our Business

If we do not receive and maintain regulatory approvals for our products or product candidates, we will not be able to commercialize our products, which would substantially impair our ability to generate revenues and materially harm our business and financial condition.

Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States. Three of our products, Xibrom, Istalol and Vitrase for use as a spreading agent, have received regulatory approval from the FDA.

The regulatory approval process is extensive, time-consuming and costly, and the FDA may not approve additional product candidates, or the timing of any such approval may not be appropriate for our product launch schedule and other business priorities, which are subject to change. For example, in May 2007, we announced that the FDA did not approve our NDA for T-Pred, our fixed combination product (tobramycin/prednisolone acetate) for the treatment of inflammatory ocular conditions for which a corticosteroid is indicated where bacterial infections or a risk of bacterial infection exists.

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

In addition, we have certain raw materials manufactured in foreign countries. We may also elect in the future to market certain of our products, and perhaps have certain of our products or certain additional raw materials manufactured, in foreign countries. Many other countries, including major European countries and Japan, have similar requirements as the United States for the manufacture, marketing and sale of pharmaceutical products.

If our products do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:

•	the price of our products relative to other therapies for the same or similar treatments;

•	the perception by patients, physicians and other members of the health care community of the safety and effectiveness of our products for their prescribed treatments;

•	the availability of satisfactory levels, or at all, of third party reimbursement for our products and related treatments;

•	our ability to fund our sales and marketing efforts; and

•	the effectiveness of our sales and marketing efforts.

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

Rapid growth of our business is likely to place a significant strain on our managerial, operational and financial resources and systems. To manage our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We are dependent on our personnel and third parties to effectively manufacture, market, sell and distribute our products. We will also continue to depend on our personnel and third parties to successfully develop and acquire new products. Further, our anticipated growth will place additional strain on our suppliers and manufacturers, resulting in increased need for us to carefully manage these relationships and monitor for quality assurance. Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand a successful commercial infrastructure to support marketing and sales of our products, our business and financial results will be materially harmed.

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

We have entered into licensing collaborations with Senju Pharmaceutical, Co. Ltd. relating to Istalol, Xibrom, ecabet sodium, bepotastine, iganidipine, and certain prostaglandins compounds, including latanoprost. With respect to Xibrom, ecabet sodium, bepotastine and iganidipine, certain patent and other intellectual property rights we have received from Senju have been licensed to Senju from third parties. As a result, Senju’s license of such rights to us is subject to Senju maintaining and performing its obligations under these third party license agreements. We have also entered into collaborations with Allergan, Inc. and Otsuka Pharmaceutical Co. Ltd. relating to the commercialization of Vitrase and Vitragan in specified markets outside the United States for ophthalmic uses for the posterior region of the eye. Allergan retains an option to commercialize Vitragan for the posterior segment of the eye in Europe upon approval. During 2007, we have had discussions with the European authorities regarding Vitragan. Based on the additional data that the European Medicines Agency, or EMEA, has requested and the associated costs of complying with their request, we withdrew the Vitragan application in April 2007 and have notified Allergan that we will not be pursuing approval in Europe. We depend on Otsuka for obtaining regulatory approval of Vitrase for ophthalmic uses for the posterior region of the eye in Japan, and if such approval is obtained, we will be dependent upon Otsuka for the commercialization of Vitrase for such approved uses in Japan. The amount or timing of resources that our partners dedicate to our collaborations is not totally within our control. For example, in October 2005, Otsuka requested, and we agreed, that, in light of the U.S. development status of Vitrase for the treatment of vitreous hemorrhage, Otsuka’s development work for Vitrase for the treatment of vitreous hemorrhage in Japan be postponed until October 2008 or until such earlier time as Otsuka considers it is proper to resume such clinical development work. If Otsuka has not resumed development work before October 2008, we have agreed to meet with Otsuka to discuss the future development plans for Vitrase in Japan. As such, we do not know when Otsuka will continue its development work on Vitrase, if ever.

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

Some materials used in our products are currently obtained from a single source. For example, Biozyme Laboratories, Ltd. is currently our only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase. Our supply agreement with Biozyme ends in August 2007, after which any further supply of hyaluronidase by Biozyme to us would be subject to Biozyme’s agreement. Because Biozyme is our sole source for ovine hyaluronidase, we have entered into a supply arrangement with and are currently validating a third party as an alternate supplier of ovine hyaluronidase. However, we may not be able to successfully establish and validate the supply arrangement with such third party. While we are currently pursuing additional sources for this material, we may not be successful in establishing such additional sources. The active ingredient for Xibrom is also supplied to us from a sole supplier. We have also entered into supply agreements with R.P. Scherer West, Inc. and Alliance Medical Products, Inc. to manufacture commercial quantities of Vitrase in a lyophilized 6,200 USP units multi-purpose vial and 200 USP units/mL in sterile solution, respectively. Currently, R.P. Scherer West and Alliance Medical Products each is our sole source for Vitrase in these respective configurations. We also have supply agreements with Bausch & Lomb, Incorporated to manufacture commercial quantities of Istalol and Xibrom, and, currently, Bausch & Lomb is our sole source for such products.

We have not established and may not be able to establish arrangements with additional suppliers for these ingredients or products. Difficulties in our relationship with our suppliers or delays or interruptions in such suppliers’ supply of our requirements could limit or stop our ability to provide sufficient quantities of our products on a timely basis for clinical trials and, for our approved products, could limit or stop commercial sales, which would have a material adverse effect on our business and financial condition.

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

To the extent that our products are reimbursed by Medicare, Medicaid or other federal programs, our marketing and sales activities will be subject to regulation. Federal agencies in recent years have initiated investigations against and entered into multi-million dollar settlements with a number of pharmaceutical companies alleging violations of fraud and abuse provisions. We will need to ensure that our sales force is properly trained to comply with these laws. Even with such training, there is a risk that some of our marketing practices could come under scrutiny, or that we will not be able to institute or continue certain marketing practices. The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, some states have laws that require pharmaceutical companies to adopt comprehensive compliance programs. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

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

As of June 30, 2007, we owned or licensed 74 U.S. and foreign patents and 24 U.S. and foreign pending patent applications. Our existing patents, or any patents issued to us as a result of such applications, may not provide us a basis for commercially viable products, may not provide us with any competitive advantages, or may face third-party challenges or be the subject of further proceedings limiting their scope or enforceability. We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. In addition, costly litigation could be necessary to protect our patent position. We license patent rights from Senju for Istalol, Xibrom, ecabet sodium, bepotastine, iganidipine and certain prostaglandin compounds, including latanoprost. Some of these license agreements do not permit us to control the prosecution, maintenance, protection and/or defense of such patents. If the licensor chooses not to protect and enforce its own patent rights, we may not be able to take actions to secure our related product marketing rights. In addition, if such patent licenses are terminated before the expiration of the licensed patents, we may no longer be able to continue to manufacture and sell these products covered by the patents. In this regard, certain patent rights licensed from Senju have been licensed by Senju from third parties. As a result, any failure by Senju to perform its obligations under its license agreements with third parties or any adverse modification or termination of these third party license agreements could significantly impair our ability to continue or stop our development and/or commercialization of any product candidates or products for which Senju has licensed us rights subject to these third party license agreements.

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

Continuing consolidation of our distribution network and the concentration of our customer base could adversely affect our results of operations.

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

We have numerous competitors in the United States and abroad, including major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Our competitors include, among others, Allergan, Alcon Laboratories, Inc., Amphastar Pharmaceuticals, Inc., Bausch & Lomb, Halozyme Therapeutics, Inc., Johnson & Johnson, Novartis AG, Pfizer, Inc., Eli Lilly and Company, PrimaPharm, Inc. and Inspire Pharmaceuticals, Inc. These competitors may develop technologies and products that are more effective or less costly than our current or future products or product candidates or that could render our technologies, products and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. Many of our competitors also have more resources committed to and expertise in effectively commercializing, marketing, and promoting products approved by the FDA, including communicating the effectiveness, safety and value of the products to actual and prospective customers and medical professionals. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

In addition, competition from generic drugs is a major challenge in the United States to branded drug companies, like us, and may have a material adverse effect on our product revenues. The FDA granted Istalol a “BT” rating, which means that prescriptions for Istalol cannot be substituted legally at pharmacies with generic timolol maleate products. Nonetheless, we believe that certain pharmacies may have substituted, and may be continuing to substitute, Istalol prescriptions with generic timolol maleate solutions. We have completed an educational campaign to make our customers and pharmacies aware of Istalol’s BT rating and that Istalol cannot be legally substituted at pharmacies with generic timolol maleate products. However, our efforts may not be successful and pharmacies may continue to substitute Istalol subscriptions with generic timolol maleate solutions, which would negatively impact our results of operations.

We are exposed to product liability claims, and insurance against these claims may not be available to us on reasonable terms, or at all.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims by consumers and other third parties. As a commercial company, we may be subject to various product liability claims. In addition, we may in the future recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. We may experience material losses due to product liability claims, product recalls or corrections. These events, among others, could result in additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling that could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market. Furthermore, any adverse publicity associated with such an event could cause consumers to seek alternatives to our products, which may cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the event.

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

Since 2002, the daily closing price per share of our common stock has ranged from a high of $74.40 per share to a low of $2.20 per share, as adjusted for the 1-for-10 reverse stock split effected November 2002. Our stock price has been and may continue to be subject to significant volatility. Among others, the following factors may cause the market price of our common stock to fall:

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

We have approximately 31.9 million shares of common stock outstanding, most of which are freely tradable. In addition, as of June 30, 2007, an aggregate of 4,893,565 shares of common stock were issuable upon exercise of outstanding options, 951,152 shares of common stock were issuable upon exercise of outstanding warrants and 5,242,570 shares of common stock were issuable upon conversion of our senior subordinated convertible notes and 3,487,861 shares remain available for issuance under our equity incentive plans. The market price of our common stock could drop due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock.

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

As of June 30, 2007, our directors and officers, as a group, control approximately 30% of our voting securities, a concentration of ownership that could delay or prevent a change in control. We are contractually obligated to include a representative of Investor Growth Capital as a nominee for election to our board of directors and the Sprout Group has the right to designate two such nominees. Our principal stockholders, if acting together, would be able to influence and possibly control most matters submitted for approval by our stockholders, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. The payment of cash dividends by us is restricted by our credit facility and our senior subordinated convertible notes, which contain restrictions prohibiting us from paying any cash dividends without the lender’s or note holders, as the case may be, prior approval. If we do not pay dividends, our stock may be less valuable to you because a return on your investment will only occur if our stock price appreciates.

Item 6	Exhibits

Exhibit Number	Description
10.1	Purchase Agreement, dated as of June 26, 2007, by and between the Registrant and the investors named therein (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISTA PHARMACEUTICALS, INC.
(Registrant)

Dated: August 2, 2007	/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

Dated: August 2, 2007	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Purchase Agreement, dated as of June 26, 2007, by and between the Registrant and the investors named therein (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.