Form 10-Q
period 2007-09-30
ISTA PHARMACEUTICALS INC
filed 2007-11-06
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of September 30, 2007 was 32,862,476.

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$34,905	$17,236
Short-term investments	20,881	21,698
Accounts receivable, net of allowances of $88 in 2007 and $121 in 2006	7,439	6,339
Inventory, net of allowances of $77 in 2007 and $829 in 2006	2,122	1,474
Other current assets	2,175	1,672

Total current assets	67,522	48,419
Property and equipment, net	4,285	3,116
Deferred financing costs	2,103	2,481
Restricted cash	3,200	5,600
Deposits and other assets	243	127

Total assets	$77,353	$59,743

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current liabilities:
Accounts payable	$1,979	$2,218
Accrued compensation and related expenses	3,560	2,311
Accrued expenses — clinical trials	358	179
Line of credit	7,500	6,500
Current portion of long-term liabilities	677	886
Current portion of obligation under capital lease	43	43
Other accrued expenses	11,948	8,284

Total current liabilities	26,065	20,421
Deferred rent	262	216
Deferred income	3,403	3,611
Obligation under capital leases	50	54
Convertible notes	40,167	40,000

Total liabilities	69,947	64,302
Commitments and contingencies
Stockholders’ equity / (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at September 30, 2007 and December 31, 2006; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2007 and December 31, 2006; 32,862,476 and 26,193,745 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	33	26
Additional paid-in-capital	300,725	260,401
Accumulated other comprehensive loss	(25)	(24)
Accumulated deficit	(293,327)	(264,962)

Total stockholders’ equity / (deficit)	7,406	(4,559)

Total liabilities and stockholders’ equity	$77,353	$59,743

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Product sales, net	$15,796	$8,190	$39,497	$20,539
License revenue	69	69	208	208

Total revenue	15,865	8,259	39,705	20,747
Cost of products sold	4,197	2,511	10,417	6,690

Gross profit margin	11,668	5,748	29,288	14,057
Costs and expenses:
Research and development	8,146	7,982	20,222	17,221
Selling, general and administrative	11,252	9,239	35,798	28,899

Total costs and expenses	19,398	17,221	56,020	46,120

Loss from operations	(7,730)	(11,473)	(26,732)	(32,063)
Interest income	713	686	1,486	1,264
Interest expense	(1,154)	(990)	(3,119)	(1,187)

Net loss	$(8,171)	$(11,777)	$(28,365)	$(31,986)

Net loss per common share, basic and diluted	$(0.25)	$(0.45)	$(1.00)	$(1.23)

Shares used in computing net loss per common share, basic and diluted	32,284	25,918	28,521	25,915

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net loss	$(28,365)	$(31,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,358	1,960
Amortization of deferred financing costs	418	148
Amortization of discount on convertible notes	245	—
Change in value of derivatives	(78)	—
Depreciation and amortization	505	390
Changes in operating assets and liabilities:
Accounts receivable, net	(1,100)	(2,546)
Inventory, net	(648)	182
Other current assets	(503)	(924)
Accounts payable	(239)	3,519
Accrued compensation and related expenses	1,249	428
Accrued expenses — clinical trials and other accrued expenses	3,843	2,595
Other liabilities	(209)	210
Deferred rent	46	2
Deferred income	(208)	50

Net cash used in operating activities	(22,686)	(25,972)

Investing Activities
Purchases of marketable securities	(14,783)	(10,700)
Maturities of marketable securities	15,599	21,513
Purchases of equipment	(1,674)	(1,067)
Restricted cash	2,400	(6,400)
Deposits and other assets	(116)	(645)

Net cash provided by investing activities	1,426	2,701

Financing Activities
Proceeds from exercise of stock options	193	147
Obligation under capital lease	(4)	70
Proceeds from issuance of convertible notes, net	—	40,000
Financing costs	(40)	(2,756)
Proceeds from line of credit	20,000	7,000
Repayment on line of credit	(19,000)	(3,500)
Proceeds from issuance of common stock, net of issuance costs	37,780	142

Net cash provided by financing activities	38,929	41,103

Increase in Cash and Cash Equivalents	17,669	17,832
Cash and cash equivalents at beginning of period	17,236	6,510

Cash and Cash Equivalents At End of Period	$34,905	$24,342

See accompanying notes

ISTA Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. The Company

ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. The Company reincorporated in Delaware on August 4, 2000. Xibrom™, Xibrom QD™, Istalol®, Vitrase®, T-Pred™, Bepreve™, ISTA®, ISTA Pharmaceuticals, Inc.® and the ISTA logo are the Company’s trademarks, either owned or under license.

ISTA is an ophthalmic pharmaceutical company focused on the development and commercialization of products for serious diseases and conditions of the eye. Since the Company’s inception, it has devoted its resources primarily to fund research and development programs, late-stage product acquisitions and product commercial launches. In December 2001, ISTA announced its strategic plan to transition to a pharmaceutical company with a primary focus on ophthalmology. In July 2004, the Company transitioned from a development-stage organization to a commercial entity. The Company currently has three products available for sale in the U.S.: Xibrom (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, Istalol (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase (hyaluronidase for injection) for use as a spreading agent. The Company also has several product candidates in various stages of development.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of ISTA have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under general accepted accounting principles (GAAP) and, therefore should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the statement of financial condition and results of operations for the three and nine month periods ended September 30, 2007, and 2006 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

Allowances for estimated rebates and chargebacks were $0.9 million and $0.4 million as of September 30, 2007 and 2006, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of the Company’s products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

Allowances for product returns were $0.9 million and $0.5 million as of September 30, 2007 and 2006, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy, which allows customers to return product within six months of its expiry dating and for a period up to 12 months after it has reached the expiration date. The Company estimates its liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above.

For the three months ended September 30, 2007 compared to the three months ended September 30, 2006, the Company’s exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of its existing products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The exposure to these revenue-reducing items as a percentage of gross product revenue for the three months ended September 30, 2007 and 2006 was 7.0% and 6.7%, respectively, for the allowance for rebates, chargebacks and other discounts, and was 3.8% and 2.6%, respectively, for the allowance for product returns. ISTA typically applies a higher allowance for product returns on stocking orders in connection with an initial launch, where applicable.

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

Inventories

Inventory at September 30, 2007 consisted of $0.6 million of raw materials and $1.6 million of finished goods, net of $77,000 in inventory reserves. Inventory at December 31, 2006 consisted of $0.7 million in raw materials and $1.6 million of finished goods, net of $0.8 million in inventory reserves.

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

Restricted Cash

The Company has $3.2 million of restricted cash at September 30, 2007, which supports a letter of credit issued as security for interest payments on the outstanding senior subordinated convertible notes.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, or SFAS No. 130, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the nine months ended September 30, 2007 and 2006 was $28.4 million and $32.0 million, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ equity.

As of September 30, 2007 and December 31, 2006, accumulated foreign currency translation adjustments were ($25,000) at each date and accumulated unrealized gains (losses) on investments were $0 and $1,000 at September 30, 2007 and December 31, 2006, respectively.

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

The Company uses Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

At September 30, 2007, there was $6.0 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of 2 years.

Restricted Stock Awards

During the three and nine months ended September 30, 2007 the Company granted a total of 2,000 and 105,291 shares of restricted common stock, respectively, to employees under the Company’s 2004 Performance Incentive Plan, as amended. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of four years.

The amount of compensation to be recognized is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $83,000 and $221,000 for the three and nine months ended September 30, 2007, respectively, $36,000 and $83,000 for the three and nine months ended September 30, 2006. As of September 30, 2007, there was approximately $1.0 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, or SFAS No. 128, and SAB No. 98, “Earnings Per Share”, or SAB No. 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares, such as stock options, outstanding during the period. Such common equivalent shares have not been included in the Company’s computation of diluted net loss per share as their effect would be anti-dilutive. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options, warrants, and as-converted shares was 10,139,532 and 10,815,777 for the nine months ended September 30, 2007 and 2006, respectively.

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

Convertible Notes

The Company issued $40 million in convertible notes in June 2006 which provides, among other things, that if there is a change in control of the Company, as defined, the holders of the notes will be entitled to receive a cash payment equal to 115% of the principal amount of the notes, plus accrued but unpaid interest, or a formula based on the Company’s stock price on certain specified dates. Since the settlement is indexed to the Company’s stock, the settlement feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. Changes in fair value of the derivative are recorded as interest expense and the difference between the face value of the convertible notes and the amount remaining after the bifurcation is recorded as a discount to be amortized over the term of the notes, which is five years.

The value of the derivative as of September 30, 2007 and 2006 is $0.9 million and $1.0 million, respectively. The embedded derivative will be marked-to-market through earnings on a quarterly basis. The net effect of the changes in the value of the derivative and the amortization of the related debt discount was not significant.

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

At December 31, 2006, the Company had federal and state tax net operating loss, or NOL, carryforwards of approximately $160.4 million and $90.4 million, respectively, which will begin to expire in 2008 and 2007 respectively, unless previously utilized. The Company also had federal and state research and development, or R&D, credit carryforwards of $6.3 million and $3.8 million, respectively. The federal R&D tax credits will begin to expire in 2010, unless previously utilized. The Company’s California research tax credit carryforwards do not expire and will carry forward indefinitely until utilized. Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of December 31, 2006 and September 30, 2007. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards than can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in the future. If the Company has experienced a change of control at any time since Company formation, utilization of the Company’s NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1992 to 2006 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax.

New Accounting Standard Not Yet Adopted

The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, in September 2006. The new standard provides guidance on the use of fair value in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. The Company is in the process of evaluating the new standard which is not expected to have any effect on the Company’s consolidated financial position or results of operations, although financial statement disclosures will be revised to conform to the new guidance. The pronouncement, including the new disclosures, is effective for us as of the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not decided if it will early adopt SFAS No. 159 or if it will choose to measure any eligible financial assets and liabilities at fair value.

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

Overview

We are an ophthalmic pharmaceutical company. Our products and product candidates address the $3.2 billion U.S. prescription ophthalmic market and include therapies for inflammation, ocular pain, glaucoma, allergy and dry eye. We currently have three products for sale in the U.S.: Xibrom™ (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, Istalol® (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase® (hyaluronidase for injection) for use as a spreading agent. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $293.3 million through September 30, 2007.

Third Quarter Developments

We increased our net revenue by 92% in the third quarter of 2007, as compared to the third quarter of 2006.

During September 2007, we licensed exclusive North American rights to nasal dosage forms of bepotastine, an investigational product for the treatment of allergy symptoms, from Tanabe Seiyaku Co., Ltd. Under the terms of our license agreement with Tanabe, we have paid an upfront payment to Tanabe of $2.0 million, and will make additional payments based on achievement of development and approval milestones, and royalties on future product sales. We are responsible for all costs associated with developing nasal bepotastine for North America, including clinical trials, FDA filings, manufacturing, and, if the product is approved, marketing and sales activities. We also obtained the right to develop other nasal bepotastine products, including a fixed combination with a steroid, and a future right to negotiate for a North American license to oral dosage forms of bepotastine for allergy treatment.

Results of Operations

Three Months Ended September 30, 2007 and 2006

Net Revenue. Net revenue was approximately $15.9 million for the three months ended September 30, 2007, as compared to $8.3 million for the three months ended September 30, 2006. The increase in net revenue was primarily attributable to the continued growth of Xibrom and Istalol in the marketplace.

In addition to product revenues for the three months ended September 30, 2007 and 2006, we recorded license revenue of $69,000 in each of the three months ended September 30, 2007 and 2006, reflecting the amortization of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

The following table sets forth our net revenue for each of our products for each of the three month periods ended September 30, 2007 and 2006 and the corresponding percentage change.

$ millions	Quarter Ended September 30, 2007	Quarter Ended September 30, 2006	% Change
Xibrom	$11.3	$5.2	117%%
Istalol	3.0	2.1	43%%
Vitrase	1.5	0.9	67%%

$ millions	Quarter Ended September 30, 2007	Quarter Ended September 30, 2006	% Change
Other	0.1	0.1	0%%

Total Net Revenue	$15.9	$8.3	92%%

Gross margin and cost of products sold. Gross margin for the three months ended September 30, 2007 was 74%, or $11.7 million, as compared to 70%, or $5.7 million, for the three months ended September 30, 2006. The increase in gross margin as a percentage of net revenue is primarily due to the change in revenue mix, primarily driven by increased Xibrom sales. Historically, as an early stage commercial entity, we were not party to any wholesaler inventory management arrangements, but we anticipate going forward that we may enter into to such arrangements. We believe these arrangements, if entered into, could negatively impact our future net sales and gross margin.

Cost of products sold was $4.2 million for the three months ended September 30, 2007, as compared to $2.5 million for the three months ended September 30, 2006. Cost of products sold for the three months ended September 30, 2007 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales year over year.

We expect our gross margin for 2007 will be approximately 71% to 74%, subject to quarterly fluctuations based on revenue mix, and are currently tracking to the upper end of the range.

Research and development expenses. Research and development expenses were $8.1 million for the three months ended September 30, 2007, as compared to $8.0 million for the three months ended September 30, 2006. Included in research and development expenses for the third quarter ended September 30, 2007 was $3.0 million in milestone expense, including an upfront payment expense in the amount of $2.0 million associated with the licensing of the nasal dosage form of bepotastine from Tanabe. Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial scale manufacturing capabilities for Vitrase, Istalol and Xibrom.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, and medical affairs costs. In addition, we also record as research and development expenses any up front and milestone payments that have accrued to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. For the three months ended September 30, 2007, approximately 24% of our research and development expenditures were for clinical development costs, 12% were for regulatory costs, 4% were for pharmaceutical development costs, 16% were for manufacturing development costs, 7% were for medical affairs costs and approximately 37% were for research and development related milestones, part of which was for an up front payment to in-license the nasal dosage form bepotastine.

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for the three months ended September 30, 2007 were $2.0 million as compared to $2.8 million for the three months ended September 30, 2006 or a decrease of $0.8 million. The decrease in clinical costs was primarily due to the timing of commencement and completion of various clinical trials.

•

Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, were $0.9 million for each of the three months ended September 30, 2007 and 2006.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for the three months ended September 30, 2007 were $0.3 million as compared to $0.4 million for the three months ended September 30, 2006 or a decrease of $0.1 million. The decrease is primarily due to the overall reduction in outside research expenses.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, were $1.3 million for each of the three months ended September 30, 2007 and 2006.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, were $0.6 million for each of the three months ended September 30, 2007 and 2006.

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

Depending upon the progress of our clinical and pre-clinical programs, we expect our research and development expenses in 2007 will be approximately $28 to $30 million.

Selling, general and administrative expenses. Selling, general and administrative expenses were $11.3 million for the three months ended September 30, 2007, as compared to $9.2 million for the three months ended September 30, 2006. The $2.1 million increase in selling, general and administrative expenses in 2007 as compared to 2006 primarily results from higher sales and marketing expenses associated with the expansion of our sales force. Selling, general, and administrative expenses during the third quarter of 2007 and 2006 each include $0.7 million, respectively, in stock-based compensation expense.

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

For the three months ended September 30, 2007 and 2006, we granted stock options to employees to purchase 52,600 shares of common stock (at a weighted average exercise price of $7.11 per share) and 24,800 shares of common stock (at a weighted average exercise price of $6.27 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 2,000 and 1,500 restricted stock awards for the three months ended September 30, 2007 and 2006, respectively, and included in stock compensation expense was $83,000 and $36,000 for the three months ended September 30, 2007 and 2006, respectively, related to these restricted stock awards.

Interest income. Interest income was each $0.7 million for the three months ended September 30, 2007 and the three months ended September 30, 2006, respectively.

Interest expense. Interest expense was $1.2 million for the three months ended September 30, 2007 and $1.0 million for the three months ended September 30, 2006. The increase is due in part to the amortization of the discount on the convertible notes offset by the change in the value of the derivative associated with the convertible notes.

We expect our net interest expense in 2007 will be approximately $2 to $3 million as a result of the interest on our senior subordinated convertible notes and interest on our revolving credit facility, offset by interest earned on our higher cash balances.

Nine Months Ended September 30, 2007 and 2006

Net Revenue. Net revenue was approximately $39.7 million for the nine months ended September 30, 2007, as compared to $20.7 million for the nine months ended September 30, 2006. The increase in net revenue was primarily attributable to the continued growth of Xibrom and Istalol in the marketplace.

Included in net revenues for the nine months ended September 30, 2007 and 2006, we recorded license revenue of $0.2 million in each of the nine months ended September 30, 2007 and 2006, reflecting the amortization of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

The following table sets forth our net revenue for each of our products for each of the nine month periods ended September 30, 2007 and 2006 and the corresponding percentage change.

$ millions	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	% Change
Xibrom	$28.1	$12.0	134%
Istalol	7.7	5.7	35%
Vitrase	3.7	2.8	32%
Other	0.2	0.2	0%

Total Net Revenue	$39.7	$20.7	92%

Gross margin and cost of products sold. Gross margin for the nine months ended September 30, 2007 was 74%, or $29.3 million, as compared to 68%, or $14.1 million, for the nine months ended September 30, 2006. The increase in gross margin as a percentage of net revenue is primarily due to the change in revenue mix. Cost of products sold was $10.4 million for the nine months ended September 30, 2007, as compared to $6.7 million for the nine months ended September 30, 2006. Cost of products sold for the nine months ended September 30, 2007 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales year over year.

Research and development expenses. Research and development expenses were $20.2 million for the nine months ended September 30, 2007, as compared to $17.2 million for the nine months ended September 30, 2006. The increase in research and development expenses for the nine months ended September 30, 2007 was primarily the result of an increase in clinical development costs, which include FDA filing fees, clinical investigator fees, study monitoring costs and data management costs, due to the completion of the Xibrom QD once-daily Phase III studies, the completion of the Bepreve™ (bepotastine ophthalmic solution) Phase II/III study, the completion of the ecabet sodium Phase IIb confirmatory study and the recording of milestone expense in the amount of $3.0 million, which included a $2.0 million upfront payment associated with the licensing of the nasal dosage form of bepotastine from Tanabe.

For the nine months ended September 30, 2007, approximately 39% of our research and development expenditures were for clinical development costs, 14% were for regulatory costs, 4% were for pharmaceutical development costs, 19% were for manufacturing development costs, 9% were for medical affairs costs and approximately 15% was for research and development related milestones, part of which was for an up front payment to in-license the nasal dosage form of bepotastine.

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for the nine months ended September 30, 2007 were $7.9 million as compared to $5.2 million for the nine months ended September 30, 2006 or an increase of $2.7 million. The increase in clinical costs in 2007 was primarily due to the completion of the Xibrom QD once-daily Phase III clinical trials, completion of the ecabet sodium Phase IIb confirmatory study and completion of the Bepreve™ (bepotastine ophthalmic solution) Phase II/III clinical trials.

•

Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, were $2.7 million for the nine months ended September 30, 2007 as compared to $3.0 million for the nine months ended September 30, 2006 or a decrease of $0.3 million. The decrease in regulatory costs for the nine months ended September 30, 2007 was primarily due to the allocation of FDA fees to inventory.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for the nine months ended September 30, 2007 were $0.9 million as compared to $1.2 million for the nine months ended September 30, 2006 or a decrease of $0.3 million. The decrease is primarily due to the overall reduction in outside research expenses.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for the nine months ended September 30, 2007 were $3.8 million as compared to $3.6 million for the nine months ended September 30, 2006 or an increase of $0.2 million. The increase is primarily attributable to the allocation of production costs to capitalized inventory as a function of the scale up of activities associated with the increase in the number of commercial products during 2007 as compared to 2006.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, were $1.9 million for each of the nine months ended September 30, 2007 and 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses were $35.8 million for the nine months ended September 30, 2007, as compared to $28.9 million for the nine months ended September 30, 2006. The $6.9 million increase in selling, general and administrative expenses in 2007 as compared to 2006 primarily results from higher sales and marketing expenses associated with the expansion of our sales force. Selling, general, and administrative expenses during the 2007 and 2006 periods include $2.4 million and $2.0 million, respectively, in stock-based compensation expense.

Stock-based compensation. For the nine months ended September 30, 2007 and 2006, we granted stock options to employees to purchase 1,004,629 shares of common stock (at a weighted average exercise price of $7.62 per share) and 793,924 shares of common stock (at a weighted average exercise price of $6.64 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 105,291 restricted stock awards and 81,180 restricted stock awards for the nine months ended September 30, 2007 and 2006, respectively, and included in stock compensation expense was $221,000 and $83,000 for the nine months ended September 30, 2007 and 2006, respectively, related to these restricted stock awards.

Interest income. Interest income was $1.5 million for the nine months ended September 30, 2007, as compared to $1.3 million for the nine months ended September 30, 2006. The increase in interest income was primarily attributable to higher cash balances as a result of our receipt of $40.0 million in net proceeds from the issuance of senior subordinated convertible notes during 2006, the interest earned on the restricted cash and higher rates of return as compared to 2006.

Interest expense. Interest expense was $3.1 million for the nine months ended September 30, 2007, as compared to $1.2 million for the nine months ended September 30, 2006. The increase in interest expense was primarily attributable to the interest on the outstanding amounts under our credit facility, the amortization of the deferred financing costs, the amortization of the discount and the change in the value of the derivative associated with the issuance of $40.0 million in senior subordinated convertible notes and the interest recorded on these outstanding senior subordinated convertible notes.

Liquidity and Capital Resources

As of September 30, 2007, we had approximately $55.8 million in cash, cash equivalents and short-term investments, $3.2 million of restricted cash, which supports a letter of credit issued as security for interest payments on our outstanding senior subordinated convertible notes, and working capital of $41.5 million. Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2000, we have received gross proceeds of approximately $281.7 million from sales of our common stock and the issuance of promissory notes and convertible debt.

Under our revolving credit facility, we may borrow up to the lesser of $10.0 million or 66.67% of our unrestricted cash, cash equivalents and net receivables. As of September 30, 2007, we had $2.5 million available for borrowing under the credit facility. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets with the exception of our intellectual property. As of September 30, 2007, we were in compliance with all of the covenants under the credit facility. All amounts owing under the credit facility will become due and payable on March 31, 2008.

In April 2006, we entered into a credit arrangement whereby we may borrow up to $1.2 million to finance the purchase of certain capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the purchase date of the equipment. As of September 30, 2007, $0.7 million was outstanding under this arrangement.

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

For the nine months ended September 30, 2007, we used $22.7 million of cash for operations principally as a result of the net loss of $28.4 million, the net change in operating assets and liabilities of $2.2 million, offset by the recording of $2.4 million in stock based compensation and the recording of $0.9 million in depreciation and amortization. For the nine months ended September 30, 2006, we used approximately $26.0 million of cash for operations principally as a result of the net loss of $32.0 million.

For the nine months ended September 30, 2007, we received $1.4 million of cash from investing activities, primarily due to the maturities of our short-term investment securities. For the nine months ended September 30, 2006, we received $2.7 million of cash from investing activities, primarily due to the maturities of our short-term investment securities, offset by restricted cash deposit requirements under our letter of credit.

For the nine months ended September 30, 2007, we received $38.9 million from financing activities, primarily as a result of the sale of an aggregate of 5.25 million shares of our common stock at a purchase price of $7.00 per share, resulting in gross proceeds to us of $36.75 million before payment of offering expenses and placement agent fees of $2.6 million. Additionally, we received $3.6 million from the exercise of 951,151 warrants. For the nine months ended September 30, 2006, we received $41.1 million from financing activities, primarily as a result of $3.5 million of net borrowing under the credit facility and the issuance of senior subordinated convertible notes in the principal amount of $40.0 million less $2.8 million of financing costs.

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

These factors, among others, may cause us to seek to raise additional funds through additional sales of our debt or equity securities. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

We have never been profitable, and we might never become profitable. In this regard, we anticipate that our operating expenses will continue to increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products. As of September 30, 2007, our accumulated deficit was $293.3 million, including a net loss of approximately $28.4 million for the nine months ended September 30, 2007 and a stockholders’ equity of $7.4 million.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2006 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of September 30, 2007, we have not used derivative instruments or engaged in hedging activities.

All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of September 30, 2007, we had $7.5 million outstanding under our credit facility. We estimate that a 10% change in interest rates on our credit facility would not have had a material effect on our net loss for the nine months ended September 30, 2007.

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

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A	Risk Factors

There have been no material changes to the Risk Factors contained in our Annual Report for Form 10-K for the period ended December 31, 2006, except as follows:

If we are unable to obtain materials from our sole source suppliers in a timely manner, our product development and commercialization efforts for our product candidates could be delayed or stopped.

Some materials used in our products are currently obtained from a single source. For example, Biozyme Laboratories, Ltd. is currently our only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase. We currently purchase hyaluronidase on a purchase order basis and do not have a long term agreement with Biozyme for the supply of hyaluronidase. However, we have entered into a supply arrangement with and are currently validating another third party as an alternate supplier of ovine hyaluronidase but, we may not be able to successfully establish and validate the supply arrangement with this third party. While we are currently pursuing additional sources for this material, we may not be successful in establishing such additional sources. The active ingredient for Xibrom is also supplied to us from a sole supplier. We have also entered into supply agreements with R.P. Scherer West, Inc. and Alliance Medical Products, Inc. to manufacture commercial quantities of Vitrase in a lyophilized 6,200 USP units multi-purpose vial and 200 USP units/mL in sterile solution, respectively. Currently, R.P. Scherer West and Alliance Medical Products each is our sole source for Vitrase in these respective configurations. We also have supply agreements with Bausch & Lomb, Incorporated to manufacture commercial quantities of Istalol and Xibrom, and, currently, Bausch & Lomb is our sole source for such products.

We have not established and may not be able to establish arrangements with additional suppliers for certain of these ingredients or products. Difficulties in our relationship with our suppliers or delays or interruptions in such suppliers’ supply of our requirements could limit or stop our ability to provide sufficient quantities of our products on a timely basis for clinical trials and, for our approved products, could limit or stop commercial sales, which would have a material adverse effect on our business and financial condition.

Item 6	Exhibits

Exhibit Number	Description

10.47	Exclusive License Agreement dated September 25, 2007, by and between the Registrant and Tanabe Seiyaku Co., Ltd. (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act. The omitted material has been separately filed with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISTA PHARMACEUTICALS, INC.
(Registrant)

Dated: November 6, 2007	/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

Dated: November 6, 2007	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer,
Chief Accounting Officer and
Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description

10.47	Exclusive License Agreement dated September 25, 2007, by and between the Registrant and Tanabe Seiyaku Co., Ltd. (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act. The omitted material has been separately filed with the Securities and Exchange Commission.