Form 10-K
period 2007-12-31
ISTA PHARMACEUTICALS INC
filed 2008-03-07
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐                 Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $110,868,000.

As of January 31, 2008 there were 32,923,116 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ISTA PHARMACEUTICALS, INC.

PART I

References in this Annual Report on Form 10-K to “ISTA”, “we”, “our”, “us”, or the “Company” refer to ISTA Pharmaceuticals, Inc. This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.” Xibrom™, Xibrom QD™, Istalol®, Vitrase® , T-Pred™, Bepreve™, ISTA®, ISTA Pharmaceuticals® and the ISTA logo are our trademarks, either owned or under license.

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

Overview

We are an ophthalmic pharmaceutical company. Our products and product candidates seek to address the $4.7 billion U.S. prescription ophthalmic pharmaceutical market and include therapies for inflammation, ocular pain, glaucoma, allergy and dry eye. In addition, we plan to compete in a $3 billion U.S. allergic rhinitis market with our nasal formulation of bepotastine. We currently have three products available for sale in the U.S.: Xibrom™ (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, Istalol® (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase® (hyaluronidase for injection) for use as a spreading agent. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $303.2 million through December 31, 2007.

Our Products and Pipeline

The following is a summary of our key clinical products and product candidates:

Product/Product Candidate	Indication	Development Status

Xibrom (Twice-Daily)	Ocular inflammation and pain following cataract surgery	Marketed in the United States

Istalol	Glaucoma	Marketed in the United States

Vitrase	Spreading agent	Marketed in the United States

T-Pred	Steroid-responsive inflammatory ocular conditions	New Drug Application, or NDA, filed with the U.S. Food & Drug Administration, or FDA; not approvable letter received May 2007. ISTA has reached agreement with the FDA to conduct an additional clinical study and additional in vitro work.

Xibrom QD (Once-Daily)	Ocular inflammation and pain following cataract surgery	NDA filed with the FDA; clinical section of NDA administratively withdrawn to incorporate clinical data comparing Xibrom (Twice-Daily) to Xibrom QD. ISTA expects to resubmit clinical section of NDA in the second quarter of 2008

Bepreve (Bepotastine ophthalmic solution)	Allergic conjunctivitis	One Phase II/III study completed; second phase III study and ocular safety study in humans both initiated and fully enrolled

Bepotastine Nasal	Allergic rhinitis	Nasal formulation in development

Ecabet Sodium	Dry eye syndrome	Announced positive, preliminary results from Phase IIb confirmatory study; initiated additional Phase II study in early 2008

Strong Steroid	Ocular inflammation and allergy	Reformulation completed; animal safety studies ongoing; filing of IND and initiation of Phase I/II dose range finding study in 2008

Xibrom (bromfenac)

Xibrom is a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation and pain following cataract surgery. We received approval from the FDA for Xibrom for the treatment of ocular inflammation following cataract surgery in March 2005. We launched Xibrom in the United States in the second quarter of 2005. In January 2006, we received FDA approval of an expanded indication of Xibrom to include the treatment of pain following cataract surgery. We are currently promoting Xibrom through our own sales force.

Xibrom was first developed by Senju Pharmaceuticals, Co. Ltd. and launched in Japan in 2000. In May 2002, we acquired marketing rights for Xibrom in the United States under a license agreement with Senju.

Based upon 2007 data from IMS Health, we estimate that 2007 sales in the U.S. topical ophthalmic anti-inflammatory market were approximately $600 million, with total prescriptions of 10.4 million. From 2006 to 2007, the U.S. topical ophthalmic anti-inflammatory market grew approximately 20% in dollars and 8% in total prescriptions. Currently available non-steroid treatments must be dosed three or four times a day as compared to Xibrom’s twice-daily dosing.

We are also developing Xibrom QD (once-daily) and a Xibrom/steroid combination product.

Xibrom QD is our new proprietary once-daily formulation of Xibrom for the treatment of ocular pain and inflammation associated with cataract surgery. We believe that Xibrom QD can potentially improve patient compliance by reducing the number of daily doses to one a day, while maintaining effectiveness. In February 2007, we announced highly statistically significant and positive preliminary results from our initial analysis of our two U.S. Phase III clinical trials of our Xibrom QD. The multi-center studies evaluated Xibrom QD versus placebo in over 500 patients who underwent cataract surgery. The preliminary results of the Xibrom QD Phase III trials demonstrated Xibrom QD was highly statistically significant in treating post-operative ocular pain and inflammation associated with cataract surgery. Based upon our preliminary analyses of the Phase III data, the safety profile of Xibrom QD is consistent with our currently marketed Xibrom twice-daily formulation. In December 2007, we filed an NDA with the FDA for Xibrom QD for the treatment of inflammation, ocular pain and photophobia associated with cataract surgery. In February 2008, we administratively withdrew the clinical section of the NDA to incorporate additional clinical data comparing the currently marketed formulation of Xibrom and Xibrom QD. The other sections of the NDA remain on file with the FDA as pre-submissions in anticipation of a resubmission of the clinical section in the second quarter of 2008.

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

According to the Glaucoma Research Foundation, three million people in the United States suffer from the disease, with 120,000 new cases documented annually. According to prescription data compiled by IMS Health for 2007, we estimate that the U.S. pharmaceutical market for the treatment of glaucoma exceeds $1.7 billion per year. Of this amount, the ophthalmic beta-blocker market is approximately $160 million per year, primarily at generic prices, with over 4.8 million prescriptions written annually. Timolol maleate, which is currently available from several manufacturers in either a twice-a-day eye drop solution or once-a-day gel formulation, is the leading beta-blocker to treat glaucoma in the United States. Istalol, given once-a-day, has shown efficacy and safety comparable to timolol maleate solution, given twice-a-day. Other than Istalol, the only available formulations of timolol maleate that have demonstrated efficacy with once-a-day dosing are gels, which have been known to cause blurring of patients’ vision.

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

T-Pred, if approved by the FDA, will compete in the antibiotic/steroid combination segment of the United States topical ophthalmic anti-inflammatory market. Based upon management estimates and 2007 prescription data compiled by IMS Health, we estimate that 2007 sales in the U.S. topical ophthalmic anti-inflammatory market were approximately $600 million, with total prescriptions of 10.4 million. The combination antibiotic and steroid segment of the ophthalmic anti-inflammatory market has approximately a 42% share of the prescriptions, or about 4.3 million prescriptions according to data compiled by IMS Health. Assuming approval by the FDA, we plan on promoting this product with our own sales force.

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

In July 2006, we submitted to the FDA an NDA for T-Pred for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists. In May 2007, we received a not approvable letter from the FDA. The FDA assessed our clinical data as not showing sufficient equivalence between the prednisolone component in T-Pred and PredForte at least at one of the time points measured nor equivalence in the kill time between the tobramycin components in T-Pred and Tobrex®, although it showed equivalence versus Zylet® and Tobradex®. Based on further discussions with the FDA, we believe we can design and complete an additional clinical study and in vitro work in the next four to six months to address the issues raised by the FDA, at which time we expect to submit an amendment to our NDA.

Bepreve (bepotastine ophthalmic solution)

We are developing Bepreve as a prescription pharmaceutical eye drop treatment for ocular allergy. Bepreve has three primary mechanisms of action. It is a non- sedating, selective antagonist of the histamine 1 (H1) receptor, it has a stabilizing effect on mast cells, and it suppresses the migration of eosinophils into inflamed tissues. The compound’s primary mechanisms of action are believed to make it an effective treatment against the signs and symptoms of allergic conjunctivitis.

Bepreve was approved in Japan for use in the treatment of allergic rhinitis and uriticaria/puritus in July 2000 and January 2002, respectively, and is marketed by Tanabe Seiyaku Co., Ltd. under the brand name TALION. TALION was co-developed by Tanabe Seiyaku and Ube Industries, Ltd., who discovered bepotastine. In 2001, Tanabe Seiyaku granted Senju exclusive worldwide rights, with the exception of certain Asian countries, to develop, manufacture and market bepotastine for ophthalmic use. In 2006, we acquired North American rights to Bepreve under a licensing agreement from Senju.

Based upon 2007 data from IMS Health, we estimate that 2007 sales in the U.S. ocular allergy market were approximately $560 million, with total prescriptions of 6.9 million.

During the first quarter of 2007, we initiated a U.S. Phase II/III study of Bepreve ophthalmic solution for treatment of allergic conjunctivitis. This Phase II/III study was a single-center, double-masked, randomized, placebo-controlled evaluation in approximately 90 patients of the onset and duration of action of Bepreve ophthalmic solution in acute allergic conjunctivitis. The study evaluated two concentrations of Bepreve, each dosed once daily and twice daily. The endpoints were ocular itching and conjunctival redness. The preliminary results of the study demonstrate both concentrations were highly statistically significant in the reduction of the first primary endpoint, ocular itching, when dosed twice a day, and in one concentration when dosed once a day. In addition, both concentrations and dosing regimens produced highly statistically significant differences in the rapidity of response and the improvement in total nasal symptoms versus placebo. In the preliminary evaluation of the second primary endpoint, ocular redness, Bepreve showed a trend toward clinical significance, but did not achieve statistical significance.

We initiated a second Phase III study and an ocular safety study in humans for Bepreve during the fourth quarter of 2007. The ocular safety study was fully enrolled during the fourth quarter of 2007, and the Phase III study was fully enrolled during the first quarter of 2008. Assuming timely completion and successful outcome of this second Phase III study and of our safety studies, we plan to announce preliminary results in the second quarter of 2008 and we intend to file an NDA with the FDA in the second half of 2008 for Bepreve ophthalmic solution for treatment of allergic conjunctivitis.

Bepotastine nasal

In addition to our ophthalmic solution development program, we are developing a proprietary nasal formulation of bepotastine for the treatment of allergic rhinitis. In September 2007, we obtained exclusive North American rights to nasal dosage forms of bepotastine, an investigational product for the treatment of allergy symptoms, from Tanabe Seiyaku Co., Ltd. Based upon 2007 data from IMS, we estimate the U.S. allergic rhinitis market to be approximately $3 billion in sales, with the nasal antihistamine component comprising about 10% of all prescriptions.

Last year, we obtained exclusive North American rights to ophthalmic allergy applications of bepotastine and have been developing an ocular formulation of bepotastine to treat the symptoms of ocular itching that accompany reactions to allergens. Following the previously announced positive Phase II/III clinical results we received with our ocular formulation, which showed bepotastine had a positive impact on nasal allergy symptoms, we made the decision to add nasal bepotastine to our pipeline.

Bepotastine nasal is currently in formulation development. We anticipate completing the formulation work in 2008 and entering into clinical development in late 2008 or early 2009.

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

According to the National Eye Institute, dry eye syndrome (keratoconjunctivities sicca, or KCS) is defined as a disorder of the tear film due to the tear deficiency or excessive tear evaporation which causes damage to the interpalpebral (the exposed area between the upper and lower eye lids) ocular surface and is associated with symptoms of ocular discomfort. Dry eye syndrome has been linked with a number of factors, including age, hormonal changes, ocular disease, medications that disrupt tear secretion or blinking, and autoimmune diseases such as lupus and rheumatoid arthritis. In severe cases of dry eye syndrome, scarring develops that may lead to blindness. Based on data compiled from various publicly available sources, we estimate that annual sales in the United States prescription dry eye market were approximately $320 million in 2007, with total prescriptions of over 2 million.

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

During the third quarter of 2006, we initiated a 100 patient Phase IIb confirmatory study designed to finalize the entry criteria and other clinical parameters for future registration studies. In May 2007, we announced positive results from the preliminary analysis of our Phase IIb confirmatory study of ecabet sodium. Patients in the ecabet sodium group achieved a strong trend in the objective sign of blink rate. In addition, patients in the ecabet sodium group reported a strong trend in the Ocular Symptom Disease Index, or OSDI, and a positive trend in the subjective assessment of patients’ most bothersome symptom. Strong and positive trends are used to confirm observations from previous clinical ecabet sodium studies and to serve as indicators of potential efficacy endpoints in Phase III studies. While our Phase IIb confirmatory study was not powered to show statistical significance, ecabet sodium did achieve statistical significance in the OSDI assessment. There were no reports of serious ocular adverse events compared with placebo. Further analyses of the Phase IIb study results are ongoing. We initiated a Phase II study in 2008..

Strong Steroid Product

We are developing a proprietary formulation of a strong steroid for the treatment of ocular inflammation. No new strong steroid products have been launched in the United States for ophthalmic applications in more than a decade. We believe our strong steroid product will be considered a new chemical entity and entitled to receive five-year new chemical entity market exclusivity pursuant to the federal Food, Drug and Cosmetic Act. During the first half of 2007, we successfully completed a pilot study in humans of our strong steroid product. During 2007 and continuing into 2008, we continued animal safety studies with our stock steroid product. Assuming timely and successful completion of these studies, we anticipate that Phase I/II dose ranging studies of our strong steroid product could begin during in 2008.

Other Product Candidates and Development Activities

In addition to the products presently in human clinical trials, we have a number of products that may be ready for late stage clinical study initiation within the next twelve to eighteen months. These include a Xibrom/steroid combination product to treat inflammation, iganidipine to enhance ocular nerve blood flow and a new formulation of latanoprost for the treatment of glaucoma. In 2006, we acquired exclusive North American rights to both iganidipine and a new formulation of latanoprost under licensing agreements with Senju.

We continually evaluate opportunities for late-stage or currently marketed complementary products and for expansion of our existing product franchises and, if and when appropriate, intend to pursue such opportunities through further product acquisitions and related development activities. Our ability to execute on such opportunities in some circumstances may be dependent upon our ability to raise additional capital on commercially reasonable terms.

Product Licensing Collaborations

Xibrom, Istalol, Bepreve, Ecabet Sodium, Latanoprost and Iganidipine Collaborations With Senju

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

In 2006, we entered into three additional license agreements with Senju under which Senju has granted us exclusive North American rights for Bepreve for the treatment of ocular allergy, latanoprost to treat glaucoma and iganidipine to enhance blood flow to the optic nerve.

Generally, under the terms of our agreements with Senju, we are responsible for all costs associated with developing the licensed products in ophthalmology for the United States and, with respect to bepotastine, latanoprost and iganidipine, North America, including clinical trials, regulatory filings, manufacturing, and, if the product is approved, marketing and sales activities.

We have paid to Senju non-refundable milestone payments of $4 million relating to the development process and regulatory approval of both Istalol and Xibrom; and will be required to pay royalties on product sales. We will also be required to pay to Senju non-refundable milestone payments of up to $3 million, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of ecabet sodium are accomplished; and royalties on future product sales. We will be required to pay to Senju non-refundable milestone payments of up to $6 million, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of bepotastine ophthalmic solution are accomplished; and royalties on future product sales. According to our iganidipine agreement with Senju, we will be required to pay Senju non-refundable milestone payments of approximately $8 million, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of iganidipine are accomplished; and royalties on future product sales. In addition, under the terms of our latanoprost agreement with Senju, we will be required to pay Senju non-refundable milestone payments of approximately $8 million, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of latanoprost are accomplished; and royalties on future product sales.

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

Bepotastine Nasal Collaboration With Tanabe

In September 2007, we entered into a license agreement with Tanabe Seiyaku Co., Ltd. under which Tanabe granted us exclusive North American rights to nasal dosage forms of bepotastine, an investigational product for the treatment of allergy symptoms. We also obtained the right to develop other nasal bepotastine products, including a fixed combination with a steroid and a future right to negotiate for a North American license to oral dosage forms of bepotastine for allergy treatment.

Generally, under the terms of our agreements with Tanabe, we are responsible for all costs associated with developing the licensed products in ophthalmology for the United States and, with respect to bepotastine nasal, North America, including clinical trials, regulatory filings, manufacturing, and, if the product is approved, marketing and sales activities.

Under the terms of our bepotastine nasal agreement with Tanabe, we will be required to pay Tanabe non-refundable milestone payments of approximately $9 million, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of bepotastine nasal are accomplished; and royalties on future product sales.

The license agreements with Tanabe for bepotastine nasal will terminate ten years after the later of the last-to-expire licensed patent and ten years after the first commercial sale of the applicable licensed product.

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

Marketing and Sales

We continue to expand our commercial infrastructure in connection with the marketing, sale and distribution of our approved products in the United States. We expanded our sales force to approximately 100 sales representatives in early 2007 to support our commercial activities related to Xibrom, Istalol and Vitrase. Ventiv Pharma Services LLC provides us with administrative and other services, including training, analytics, and operational support. We target our commercialization efforts towards approximately 12,000 ophthalmologists, who comprise the most prolific prescribers of ophthalmic beta-blockers, anti-inflammatories and the highest volume cataract surgeons.

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

Sales to AmeriSource Bergen Corp., McKesson HBOC and Cardinal Health, Inc. accounted for 15%, 37% and 38%, respectively, of our annual net revenues during 2007. The loss of any of these customers could materially and adversely affect our business, results of operations, financial condition and cash flows. Due to the relatively short lead-time required to fill orders for our products, backlog of orders is not material to our business.

Seasonality

Our business is not materially affected by seasonal factors, although we have noticed an historical general market trend with respect to sales of ophthalmic non-steroidal anti-inflammatory products. Specifically, sales of such products have tended to be lower during the first calendar quarter than the preceding fourth quarter. For the year ended December 31, 2007, sales of Xibrom accounted for 71% of our total net revenues. We believe that sales of Xibrom will continue to be a significant portion of our total net revenues in 2008.

Competition

The markets for therapies that treat diseases and conditions of the eye are subject to intense competition and technological change. Many companies, including major pharmaceutical companies, specialty pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to ours. Such companies include Allergan, Alcon Laboratories, Inc., Amphastar Pharmaceuticals, Inc., Baxter Healthcare Corp., Bausch & Lomb, Halozyme Therapeutics, Inc., Johnson & Johnson, Novartis AG, Pfizer, Inc., and Inspire Pharmaceuticals, Inc. Many of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than ours.

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

Manufacturing

We have supply agreements with Bausch & Lomb to manufacture commercial quantities of Istalol and Xibrom. Currently, Bausch & Lomb is our sole source for Istalol and Xibrom. Ovine hyaluronidase, the active pharmaceutical ingredient used in Vitrase, is processed in several stages to produce a highly purified raw material for formulation. In June 2004, we entered into an amended and restated supply agreement with Biozyme Laboratories, Ltd. for ovine hyaluronidase for use in ophthalmic and spreading agent applications. Our supply agreement with Biozyme ended in August 2007, and supply of hyaluronidase subsequent to this date continues to be provided to us by Biozyme on a purchase order basis. Because Biozyme is our sole source for ovine hyaluronidase, we have entered into a supply arrangement with and are currently validating a third party as an alternate supplier of ovine hyaluronidase. Our success in establishing and validating the supply arrangement with such third party cannot be assured. We have entered into supply agreements with R.P. Scherer West, Inc. and Alliance Medical Products, Inc. to manufacture commercial quantities of Vitrase in a lyophilized 6,200 USP units multi-purpose vial and 200 USP units/mL in sterile solution, respectively. Currently, each of R.P. Scherer West and Alliance Medical Products is our sole source for Vitrase in these respective configurations.

Research and Development

Since our inception, we have made substantial investments in research and development. During the years ended December 31, 2007, 2006 and 2005, we spent $32.5 million, $23.8 million and $16.6 million, respectively, on research and development activities.

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

Patents and Proprietary Rights

Our success will depend in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our inventions. We currently own or license 23 United States and foreign pending patent applications and 61 United States and foreign issued patents.

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

In general, the FDA approval process for drugs includes, without limitation:

•	preclinical studies;

•	submission of an Investigational New Drug Application, or IND, for clinical trials;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	submission of an NDA to obtain marketing approval;

•	review of the NDA; and

•	inspection of the facilities used in the manufacturing of the drug to assess compliance with the FDA’s current Good Manufacturing Practice, or cGMP, regulations.

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

The facilities, procedures, and operations of our contract manufacturers must be determined to be adequate by the FDA before product approval. Manufacturing facilities are subject to inspections by the FDA for compliance with cGMP, licensing specifications, and other FDA regulations before and after an NDA has been approved. Foreign manufacturing facilities are also subject to periodic FDA inspections or inspections by foreign regulatory authorities. Among other things, the FDA may withhold approval of NDAs or other product applications of a facility if deficiencies are found at the facility. Vendors that supply us finished products or components used to manufacture, package and label products are subject to similar regulation and periodic inspections.

Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of an FDA inspection and lists conditions the FDA investigators believe may violate cGMP or other FDA regulations. FDA guidelines specify that a Warning Letter be issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

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

Human Resources

As of January 31, 2008, we had 222 full-time employees. Of our employees, 46 are engaged in research and development, nine in manufacturing, 18 in quality assurance and quality control, 125 in sales and marketing, and 24 in administration and finance. Our employees do not have a collective bargaining agreement. We consider our relations with our employees to be good.

General Information

We incorporated in California in February 1992 as Advanced Corneal Systems, Inc. In March 2000, we changed our name to ISTA Pharmaceuticals, Inc., and we reincorporated in Delaware in August 2000. Our corporate headquarters and principal research laboratories are located at 15295 Alton Parkway, Irvine, CA 92618, and our telephone number is (949) 788-6000.

We make the following reports available on our website, at www.istavision.com, free of charge as soon as practicable after filing with the SEC:

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

Item 1A	Risk Factors

In addition to other information included in this Annual Report on Form 10-K, the following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements contained in this Annual Report on Form 10-K, and thus should be considered carefully in evaluating our business and future prospects. The following risk factors are not an exhaustive list of the risks associated with our business. New factors may emerge or changes to these risks could occur that could materially affect our business.

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

We have never been profitable, and we might never become profitable. In this regard, we anticipate that our operating expenses will continue to increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products. As of December 31, 2007, our accumulated deficit was $303.2 million, including a net loss of approximately $38.2 million for the year ended December 31, 2007. As of December 31, 2007, we had approximately $46.1 million in cash and cash equivalents and short-term investments and working capital of $32.7 million. As of December 31, 2007, our short-term investments included high-grade (AAA rated) auction rate securities. On February 13, 2008, we were informed that there was insufficient demand at auction for approximately $4.7 million of our high-grade auction rate securities. As a result, these affected securities are currently not liquid and may not become liquid unless we are successfully able to re-finance them, which could take up to twelve months, or unless a future auction on these investments is successful. If a liquid market does not ever develop for these securities or for any of our other marketable securities, we may be required to hold them to maturity. We believe our current cash and cash equivalents and short-term investments on hand, together with borrowings available under our credit facility and other borrowing arrangements, will be sufficient to finance anticipated capital and operating requirements for at least the next twelve months.

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

If we are required to immediately repay our outstanding borrowings, our financial position could be negatively impacted.

Outstanding amounts under our revolving credit facility bear interest at variable rates, which may expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase and our net income and cash flows would decrease. The loan and security agreement also contains certain covenants based on our financial performance. If we violate any of these financial performance covenants, or are otherwise in default, our lender has the option to declare all outstanding borrowings immediately due and payable, which could also cause a default under our senior subordinated convertible notes. In addition, beginning June 22, 2009, the holders of our senior subordinated convertible notes may require us to immediately repay the notes in accordance with their terms. If we would be required to immediately repay all, or a portion of our indebtedness, it could have a material adverse impact on our financial position and business.

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

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the level of our expenses, revenues and gross margins;

•	the timing of our regulatory submissions or approvals or the failure to receive regulatory approvals;

•	the initiation and progress of our clinical trials and other product development activities;

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

In addition, sales of Xibrom, which accounted for 71% of our net revenues in 2007, tend to be lower in the first quarter as compared to other quarters. Due to these and other factors, we believe that quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, should not be construed as reliable indicators of our future performance. In any quarterly period, our results may be below the expectations of market analysts and investors, which would likely cause the trading price of our common stock to decrease.

Our collaborative partners may terminate, or fail to perform their duties under our collaboration agreements, in which case our ability to commercialize our products may be significantly impaired.

We have entered into licensing collaborations with Senju Pharmaceutical, Co. Ltd. relating to Istalol, Xibrom, ecabet sodium, Bepreve for ophthalmic use, iganidipine, and certain prostaglandins compounds, including latanoprost. With respect to Xibrom, ecabet sodium, bepotastine and iganidipine, certain patent and other intellectual property rights we have received from Senju have been licensed to Senju from third parties. As a result, Senju’s license of such rights to us is subject to Senju maintaining and performing its obligations under these third party license agreements. We have also entered into an exclusive licensing collaboration with Tanabe Seiyaku Co., Ltd., from whom we obtained the North American rights to nasal (including intranasal) dosage forms of bepotastine. Certain intellectual property rights we received from Tanabe have been licensed to Tanabe from a third party, and thus Tanabe’s license of such rights to us is subject to Tanabe maintaining and performing its obligations under such third party license agreement. In addition, we have entered into collaborations with Allergan, Inc. and Otsuka Pharmaceutical Co. Ltd. relating to the commercialization of Vitrase and Vitragan in specified markets outside the United States for ophthalmic uses for the posterior region of the eye. Allergan retains an option to commercialize Vitragan for the posterior segment of the eye in Europe upon approval. During 2007, we have had discussions with the European authorities regarding Vitragan. Based on the additional data that the European Medicines Agency, or EMEA, has requested and the associated costs of complying with their request, we withdrew the Vitragan application in April 2007 and have notified Allergan that we will not be pursuing approval in Europe. We depend on Otsuka for obtaining regulatory approval of Vitrase for ophthalmic uses for the posterior region of the eye in Japan, and if such approval is obtained, we will be dependent upon Otsuka for the commercialization of Vitrase for such approved uses in Japan. The amount or timing of resources that our partners dedicate to our collaborations is not totally within our control. For example, in October 2005, Otsuka requested, and we agreed, that, in light of the U.S. development status of Vitrase for the treatment of vitreous hemorrhage, Otsuka’s development work for Vitrase for the treatment of vitreous hemorrhage in Japan be postponed until October 2008 or until such earlier time as Otsuka considers it is proper to resume such clinical development work. If Otsuka has not resumed development work before October 2008, we have agreed to meet with Otsuka to discuss the future development plans for Vitrase in Japan. As such, we do not know when Otsuka will continue its development work on Vitrase, if ever.

Any breach or termination of our agreements by, or disagreements with, our collaborative partners could delay or stop the development and/or commercialization of our product candidates within the scope of these collaborations, or, in the case of Allergan and Otsuka, adversely impact our receipt of milestone payments, profit splits, royalties, and other consideration from these collaborations. In addition, any failure by Senju or Tanabe to perform its obligations under its license agreements with third parties or any adverse modification or termination of these third party license agreements could significantly impair our ability to continue or stop our development and/or commercialization of any product candidates or products for which Senju or Tanabe has licensed us rights subject to these third party agreements. Our collaborative partners may change their strategic focus, terminate our agreements or choose not to exercise their options, on relatively short notice, or pursue alternative technologies. Our agreements with Otsuka, Senju and Tanabe generally contain reciprocal terms providing that neither we nor they may develop products that directly compete in the same form with the products involved in the collaboration. Nonetheless, our collaborators may develop competing products in different forms or products that compete indirectly with our products.

If we are unable to obtain materials from our sole source suppliers in a timely manner, our product development and commercialization efforts for our product candidates could be delayed or stopped.

Some materials used in our products are currently obtained from a single source. For example, Biozyme Laboratories, Ltd. is currently our only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase. We currently purchase hyaluronidase on a purchase order basis and do not have a long term agreement with Biozyme for the supply of hyaluronidase. However, we have entered into a supply arrangement with, and are currently validating, another third party as an alternate supplier of ovine hyaluronidase but, we may not be able to successfully establish and validate the supply arrangement with this third party. While we are currently pursuing additional sources for this material, we may not be successful in establishing such additional sources. The active ingredient for Xibrom is also supplied to us from a sole supplier. We have also entered into supply agreements with R.P. Scherer West, Inc. and Alliance Medical Products, Inc. to manufacture commercial quantities of Vitrase in a lyophilized 6,200 USP units multi-purpose vial and 200 USP units/mL in sterile solution, respectively. Currently, R.P. Scherer West and Alliance Medical Products each is our sole source for Vitrase in these respective configurations. We also have supply agreements with Bausch & Lomb, Incorporated to manufacture commercial quantities of Istalol and Xibrom, and, currently, Bausch & Lomb is our sole source for such products.

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

If our third-party manufacturers and suppliers do not meet their commitments, we would have to find substitute manufacturers or suppliers, which could delay or prevent the supply of our products to market.

We utilize third-party manufacturers and suppliers for the manufacture and supply of our products and for their active and other ingredients. These third-party manufacturers and suppliers are subject to extensive regulation by the FDA and other agencies, and we do not have control over their compliance with these regulations. The disqualification of these manufacturers and suppliers through their failure to comply with regulatory requirements could negatively impact our business because the delays and costs in obtaining and qualifying alternate suppliers (if such alternative suppliers are available, which we cannot assure) could delay clinical trials or otherwise inhibit our ability to bring approved products to market, which would have a material adverse effect on our business and financial condition.

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

As of December 31, 2007, we owned or licensed 61 U.S. and foreign issued patents and 23 U.S. and foreign pending patent applications. Our existing patents, or any patents issued to us as a result of such applications, may not provide us a basis for commercially viable products, may not provide us with any competitive advantages, or may face third-party challenges or be the subject of further proceedings limiting their scope or enforceability. We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. In addition, costly litigation could be necessary to protect our patent position. We license patent rights from Senju for Istalol, Xibrom, ecabet sodium, Bepreve for ophthalmic use, iganidipine and certain prostaglandin compounds, including latanoprost. We also license patent rights from Tanabe for bepotastine in nasal dosage form. Some of these license agreements do not permit us to control the prosecution, maintenance, protection and/or defense of such patents. If the licensor chooses not to protect and enforce its own patent rights, we may not be able to take actions to secure our related product marketing rights. In addition, if such patent licenses are terminated before the expiration of the licensed patents, we may no longer be able to continue to manufacture and sell these products covered by the patents. In this regard, certain patent rights licensed from Senju and Tanabe have been licensed by them from third parties. As a result, any failure by Senju or Tanabe to perform its obligations under its license agreements with third parties or any adverse modification or termination of these third party license agreements could significantly impair our ability to continue or stop our development and/or commercialization of any product candidates or products for which Senju and Tanabe have licensed us rights subject to these third party license agreements.

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

Market acceptance of our products will depend in part on the extent to which reimbursement for our products, and for our competitors’ products, and related treatments will be available from government health administration authorities, private health insurers, managed care organizations and other healthcare providers.

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

Our principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. For the year ended December 31, 2007, our three largest customers, AmeriSource Bergen Corp., McKesson HBOC and Cardinal Health, Inc., accounted for 15%, 37% and 38%, respectively, of our net revenues. The loss of any of our customers could materially adversely affect our business, results of operations and financial condition and our cash flows. In addition, none of our customers are party to any long-term supply agreements with us which would enable them to change suppliers freely should they wish to do so.

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

We have numerous competitors in the United States and abroad, including major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Our competitors include, among others, Allergan, Alcon Laboratories, Inc., Amphastar Pharmaceuticals, Inc., Bausch & Lomb, Halozyme Therapeutics, Inc., Johnson & Johnson, Novartis AG, Pfizer, Inc., and Inspire Pharmaceuticals, Inc. These competitors may develop technologies and products that are more effective or less costly than our current or future products or product candidates or that could render our technologies, products and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. Many of our competitors also have more resources committed to and expertise in effectively commercializing, marketing, and promoting products approved by the FDA, including communicating the effectiveness, safety and value of the products to actual and prospective customers and medical professionals. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

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

Since 2003, the daily closing price per share of our common stock has ranged from a high of $15.05 per share to a low of $3.10 per share. Our stock price has been and may continue to be subject to significant volatility. Among others, the following factors may cause the market price of our common stock to fall:

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

The average daily trading volume in our common stock for the year ended December 31, 2007 was approximately 104,235 shares and the average daily number of transactions was approximately 371 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock is made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

Substantial future sales of our common stock in the public market may depress our stock price and make it difficult for you to recover the full value of your investment in our shares.

We have approximately 32.9 million shares of common stock outstanding, most of which are freely tradable. In addition, as of December 31, 2007, an aggregate of 5,208,191 shares of common stock were issuable upon exercise of outstanding options and 5,242,470 shares of common stock were issuable upon conversion of our senior subordinated convertible notes and 3,121,285 shares remain available for issuance under our equity incentive plans. The market price of our common stock could drop due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock.

In the future, we may issue additional shares of common stock or other equity securities, including but not limited to options, warrants or other derivative securities convertible into our common stock, which could result in significant dilution to our stockholders.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of December 31, 2007, our officers, directors and principal stockholders, each holding more than 5% of our common stock, beneficially own approximately 79% of our common stock in the aggregate. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

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

Item 1B:	Unresolved Staff Comments.

None.

Item 2:	Properties.

We currently lease five facilities, which approximate 52,920 square feet of laboratory and office space, located at 15295, 15279, 15285 and two different suites at 15273 Alton Parkway in Irvine, California. The term of the 15295, 15279 and 15285 leaseholds expire on December 31, 2010, and the term of the 15273 leaseholds expire on March 31, 2016, but may be renewed by us for an additional five year term. We believe that these five facilities are adequate for our immediate needs. Additional space may be required, however, as we expand our research and clinical development, manufacturing and selling and marketing activities. We do not foresee any significant difficulties in obtaining any required additional facilities close to our current facility.

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

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders held on October 11, 2007.

Proposal No. 1: The stockholders elected three Class I directors to serve for a term of three years expiring upon the 2010 Annual Meeting of Stockholders or until his or her successor has been duly elected and qualified.

Nominee	Votes For	Votes Withheld
Peter Barton Hutt	24,635,251	3,850,996
Benjamin F. McGraw III	28,403,019	83,228
Andrew Perlman	28,473,808	12,439

Proposal No. 2: The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ended December 31, 2007 (with 28,467,201 votes for, 11,773 votes against, and 7,273 votes abstaining).

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed on The Nasdaq Global Market under the symbol “ISTA.” The following table shows the high and low sale prices for our common stock as reported by The Nasdaq Global Market during the calendar quarters indicated:

	High	Low
Year Ended December 31, 2006
First Quarter	$8.20	$5.80
Second Quarter	7.22	5.26
Third Quarter	7.15	5.19
Fourth Quarter	7.45	5.78
Year Ended December 31, 2007
First Quarter	$8.87	$6.74
Second Quarter	10.74	5.86
Third Quarter	8.15	6.10
Fourth Quarter	7.34	4.70
Year Ending December 31, 2008
First Quarter (through January 31, 2008)	$5.71	$4.71

Holders of Common Stock

As of January 31, 2008, there were approximately 160 stockholders of record of our common stock based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends by us is restricted by our credit facility and our senior subordinated convertible notes which contains restrictions prohibiting us from paying any cash dividends without the lender’s or holders’ prior approval, as the case may be.

Equity Compensation Plans

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	10,305,200	$7.16	3,121,285
Equity compensation plans not approved by security holders (2)	145,461	$16.28	—

Total	10,450,661	$7.29	3,121,285

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

Stock Price Performance Graph

The following graph compares our total cumulative stockholder return as compared to The Nasdaq Global Market and U.S. index (“Nasdaq U.S. Index”) and the Nasdaq Pharmaceutical Index for the period beginning on December 31, 2002 and ending on December 31, 2007. Total stockholder return assumes $100.00 invested at the beginning of the period in our common stock, the stocks represented by the Nasdaq U.S. Index and the Nasdaq Pharmaceutical Index, respectively. Total return assumes reinvestment of dividends; we have paid no dividends on our common stock.

The material in the above performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing, whether under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before or after the date of this report and irrespective of any general incorporation language in such filing, except to the extent we specifically incorporate this performance graph by reference therein.

Item 6:	Selected Financial Data.

The table below presents selected consolidated financial data of ISTA and our subsidiaries as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. The following selected consolidated financial data has been derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements contained herein, and related notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, (in thousands, except per share data)
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Revenues:
Product sales, net	$58,589	$32,729	$10,382	$1,619	$—
License revenue	278	278	278	278	278

Total revenue	58,867	33,007	10,660	1,897	278

Cost of products sold	15,864	9,943	3,542	1,427	—

Gross profit margin	43,003	23,064	7,118	470	278
Costs and expenses:
Research and development	32,492	23,826	16,611	15,583	17,250
Selling, general and administrative	46,603	37,357	30,599	25,841	8,635

Total costs and expenses	79,095	61,183	47,210	41,424	25,885

	Year Ended December 31, (in thousands, except per share data)
	2007	2006	2005	2004	2003
Loss from operations	(36,092)	(38,119)	(40,092)	(40,954)	(25,607)
Interest income	2,141	1,879	1,642	584	372
Interest expense	(4,270)	(2,179)	(30)	(54)	(10)

Net loss	$(38,221)	$(38,419)	$(38,480)	$(40,424)	$(25,245)

Net loss per common share, basic and diluted	$(1.29)	$(1.48)	$(1.51)	$(2.22)	$(1.83)

Shares used in computing net loss per share, basic and diluted	29,621	26,011	25,490	18,190	13,803

	As of December 31, (in thousands)
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$46,140	$38,934	$38,626	$27,748	$48,463
Working capital	32,686	27,998	32,990	18,872	44,193
Total assets	71,716	59,743	45,339	30,373	50,182
Deferred income	3,333	3,611	3,994	4,166	4,444
Convertible notes	40,253	40,000	—	—	—
Other long-term obligations	407	270	255	455	9
Accumulated deficit	(303,183)	(264,962)	(226,543)	(188,063)	(147,639)
Total stockholders’ equity (deficit)	(1,308)	(4,559)	30,335	15,318	40,424

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Annual Report on Form 10-K, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, set forth in detail in Item 1A of Part I, under the heading “Risk Factors.”

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes to those statements contained elsewhere in this Annual Report on Form 10-K.

Overview

We are an ophthalmic pharmaceutical company. Our products and product candidates address the $4.7 billion U.S. prescription ophthalmic market and include therapies for inflammation, ocular pain, glaucoma, allergy, dry eye, vitreous hemorrhage, and diabetic retinopathy. In addition, we plan to compete in a $3 billion U.S. allergic rhinitis market with our nasal formulation of bepotastine. We currently have three products for sale in the U.S.: Xibrom™ (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, Istalol® (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase® (hyaluronidase for injection) for use as a spreading agent. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $303.2 million through December 31, 2007.

Results of Operations

The following discussion of our results of operations generally reflects our transition from a development stage company to a commercial stage company with a primary focus on ophthalmology.

Years Ended December 31, 2007, 2006 and 2005

Revenue. Net revenue was approximately $58.9 million in 2007, as compared to $33.0 million in 2006 and $10.7 million in 2005. The increase in revenue in 2007 as compared to 2006 was primarily attributable to increased growth in prescription levels and market share, particularly for Xibrom, our highest gross margin product. The increase in revenue in 2006 as compared to 2005 was due primarily to a full year of product sales for all three of our commercial products, including the launch of smaller vial sizes for both Xibrom and Istalol during the first quarter of 2006.

In addition to product revenues in 2007, 2006 and 2005, we recorded license revenue of $278,000 in each of 2007, 2006 and 2005, reflecting the amortization of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

Net Revenue

$ millions	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Xibrom	$42.1	$20.2	$5.3
Istalol	11.3	8.3	2.6
Vitrase	5.2	4.2	2.5
Other	0.3	0.3	0.3

Total Net Revenue	$58.9	$33.0	$10.7

Cost of products sold. Cost of products sold was $15.9 million in 2007, as compared to $9.9 million in 2006 and $3.5 million in 2005. Cost of products sold for 2007 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves for short dating of certain Vitrase lots and other costs of products sold. The increase in costs of products sold during each of the three years is primarily the result of increased net product sales year over year. Gross margin for 2007 was 73%, or $43.0 million, as compared to 70%, or $23.1 million for 2006 and 67%, or $7.1 million for 2005. The increase in gross margin in 2007 as compared to 2006 and 2005 is primarily due to the change in revenue mix.

Research and development expenses. Research and development expenses were $32.5 million in 2007, $23.8 million in 2006 and $16.6 million in 2005. The increase in research and development expenses for 2007 was primarily the result of an increase in clinical development costs, which include FDA filing fees, clinical investigator fees, study monitoring costs and data management costs due to the filing of an NDA with the FDA for Xibrom QD, the completion of the ecabet sodium Phase IIb confirmatory study, the commencement of the final Bepreve Phase III clinical trial and ocular safety studies and the completion of the Xibrom QD once-daily Phase III clinical trials. Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial scale manufacturing capabilities for Vitrase, Istalol and Xibrom.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, medical affairs costs. In addition, we also record as research and development expenses any up front and milestone payments that have accrued to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. In 2007, approximately 42% of our research and development expenditures were for clinical development costs, 16% were for regulatory costs, 4% were for pharmaceutical development costs, 18% were for manufacturing development costs, 8% were for medical affairs costs, 9% was for an up front payment to in-license bepotastine, an investigational ophthalmic treatment for the treatment of allergic conjunctivitis and approximately 3% for stock-based compensation expense.

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for 2007 were $13.6 million as compared to $7.8 million for 2006 or an increase of $5.8 million. The increase in clinical costs in 2007 was primarily due to the commencement and completion of the Xibrom QD once-daily Phase III clinical trials, as well as the commencement of the second Phase III clinical trial and ocular safety studies for Bepreve and the completion of the Phase IIb confirmatory study for ecabet sodium.

•

Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, for 2007 were $5.0 million as compared to $3.8 million for 2006 or an increase of $1.2 million. The increase is primarily attributable to the increase in personnel costs to support the growing infrastructure and the increase in fees paid to the FDA for the filing of an NDA for Xibrom QD.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for 2007 were $1.3 million as compared to $1.5 million for 2006 or a decrease of $200,000. The decrease is primarily due to the overall reduction in outside research expenses.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for 2007 were $5.9 million as compared to $5.2 million for 2006 or an increase of $700,000. The increase is primarily attributable to the scale up of activities associated with the increase in the number of pipeline products during 2007 as compared to 2006, with the addition of Bepreve ophthalmic solution and bepotastine nasal.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for 2007 were $2.7 million as compared to $2.4 million for 2006 or an increase of $300,000. The increase is primarily attributable to an increase in post marketing studies on our existing commercial products.

In 2006, approximately 33% of our research and development expenditures were for clinical development costs, 16% were for regulatory costs, 6% were for pharmaceutical development costs, 22% were for manufacturing development costs, 10% were for medical affairs costs, 10% was for an up front payment to in-license bepotastine, an investigational ophthalmic treatment for the treatment of allergic conjunctivitis and approximately 3% for stock-based compensation expense.

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

Selling, general and administrative expenses. Selling, general and administrative expenses were $46.6 million in 2007, $37.4 million in 2006 and $30.6 million in 2005. The $9.2 million increase in selling, general and administrative expenses in 2007 as compared to 2006 is primarily attributable to an increase of $7.2 million in sales and marketing expenses due to an increase in the number of sales representatives, an increase of $1.4 million due to increased administrative costs related to expanding the infrastructure and other general corporate expenses, and an increase of $600,000 related to the expense associated with the adoption on January 1, 2006 of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123(R).

The $6.8 million increase in selling, general and administrative expenses in 2006 as compared to 2005 is primarily attributable to an increase of $3.9 million in sales and marketing expenses, an increase of $1.0 million due to increased administrative costs related to expanding the operations and other general corporate expenses, and the expense associated with the adoption on January 1, 2006 of SFAS No. 123(R) in the amount of $1.9 million.

Stock-based compensation. Compensation for stock options granted to non-employees has been determined in accordance with SFAS No. 123(R) and Emerging Issues Task Force, or EITF, Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”. The fair value of the equity instrument issued is periodically re-measured as the underlying options vest. Stock option compensation for non-employees is recorded as the related services are rendered. These amounts are not significant.

The Company accounts for equity awards to employees and non-employee directors under the fair value measurement and recognition method in accordance with SFAS No. 123(R) effective January 1, 2006 and under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, for periods prior to January 1, 2006. Total stock-based compensation expense recorded in 2007, 2006 and 2005 under applicable methods was $3.5 million, $2.7 million and $0.2 million, respectively. For the year ended December 31, 2007, we granted options to employees to purchase 1.3 million shares of common stock at a weighted average exercise price of $7.15 per share, equal to the fair market value of our common stock at the time of grant. In addition to stock options, we also issued restricted stock awards. Total stock-based compensation expense for 2007 and 2006 included expense of $338,000 and $138,000 related to these restricted stock awards.

$ millions	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Selling, general and administrative	$2.5	$1.9	$0.2
Research and development	1.0	0.8	0

Share-based compensation expense	$3.5	$2.7	$0.2

Interest income. Interest income was $2.1 million in 2007, $1.9 million in 2006 and $1.6 million in 2005. The increase in interest income in 2007 was primarily attributable to higher cash balances as a result of our receipt of $36.7 million gross proceeds from the issuance of 5,250,000 shares of common stock during 2007 and higher rates of return as compared to 2006. The increase in interest income in 2006 was primarily attributable to higher cash balance as a result of our receipt of $40.0 million in gross proceeds from the issuance of senior subordinated convertible notes during 2006 and higher rates of return as compared to 2005.

Interest expense. Interest expense was approximately $4.3 million in 2007, $2.2 million in 2006 and $30,000 in 2005. Interest expense incurred during both 2007 and 2006 was primarily attributable to borrowings under our credit facility, interest payments on the $40.0 million senior subordinated convertible notes issued in June 2006 and the amortization of the related deferred financing costs. Interest expense also includes amortization of the discount on the convertible notes and the change in the value of a derivative associated with the convertible notes. The increase in 2007 as compared to 2006 is due to a full year of interest expense and amortization as compared to half a year in 2006. Interest expense incurred during 2005 was primarily attributable to the interest accrued on the $3.5 million liability due (and fully paid during the first quarter of 2005) to Allergan as a result of our reacquisition of all rights to market and sell Vitrase in the United States and other specified markets.

Income taxes. We incurred net operating losses in 2007, 2006 and 2005 and consequently did not pay any federal, state or foreign income taxes. At December 31, 2007, we had federal and California net operating loss carryforwards of approximately $175.1 million and $96.3 million, respectively, which we have fully reserved due to the uncertainty of realization. Our federal tax loss carryforwards will begin to expire in 2008, unless utilized. Our California tax loss carryforwards will continue to expire in 2007, unless utilized. We also have federal and California research tax credit carryforwards of approximately $7.3 million and $4.5 million, respectively. The federal research tax credits will begin to expire in 2008, unless utilized. Our California research tax credit carryforwards do not expire and will carryforward indefinitely until utilized. In addition, we have California manufacturer’s investment credit of approximately $34,000 that will begin to expire in 2008, unless utilized.

Guidance

•	We expect our net revenue for 2008 will be approximately $75 to $82 million.

•	We expect our gross margin for 2008 will be approximately 70% to 73%, subject to quarterly fluctuations based on revenue mix.

•

Depending upon the progress of our clinical and pre-clinical programs, we expect our research and development expenses in 2008 will be approximately $34 to $38 million, including stock-based compensation expense which we estimate will be approximately $1.5 to $2 million.

•

We anticipate our selling, general and administrative expenses for 2008 will be approximately $50 to $54 million, including stock-based compensation expense which we estimate will be approximately $2.5 to $3 million.

Liquidity and Capital Resources

As of December 31, 2007, we had approximately $46.1 million in cash, cash equivalents and short-term investments, $2.4 million of restricted cash, which supports a letter of credit issued as security for interest payments on the outstanding senior subordinated convertible notes and working capital of $32.7 million. Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2000, we have received gross proceeds of approximately $281.7 million from sales of our common stock and the issuance of promissory notes and convertible debt.

As of December 31, 2007, our short-term investments included high-grade (AAA rated) auction rate securities. On February 13, 2008, we were informed that there was insufficient demand at auction for certain of our high-grade auction rate securities, representing approximately $4.7 million. As a result, these affected securities are currently not liquid and may not become liquid unless we are successfully able to re-finance them, which could take up to twelve months, or unless a future auction on these investments is successful. Until such time as these securities are re-financed or sold at auction, we may be able to borrow up to one-half of the principal amount of the securities at a nominal interest rate. If a liquid market does not ever develop for these securities, we may be required to hold them to maturity. In any event, we do not have a present need to access these funds for operational purposes during the time that these investments are expected to remain liquid.

Under our revolving credit facility, we may borrow up to the lesser of $10.0 million or 66.67% of our unrestricted cash, cash equivalents and net receivables. As of December 31, 2007, we had $2.5 million available for borrowing under the credit facility. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets with the exception of our intellectual property. As of December 31, 2007, we were in compliance with all of the covenants under the credit facility. All amounts owing under the credit facility will become due and payable on March 31, 2008.

In April 2006, we entered into a credit arrangement whereby we may borrow up to $1.2 million to finance the purchase of certain capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the purchase date of the equipment. As of December 31, 2007, $0.6 million was outstanding under this arrangement.

Additionally, in June 2006, we issued an aggregate of $40.0 million in principal amount of our senior subordinated convertible notes, bearing 8% interest per annum payable quarterly in cash in arrears which began October 1, 2006. The notes mature in June 2011 and are convertible, at any time following their issuance, into shares of our common stock at a conversion price of $7.63 per share, subject to certain adjustments and limitations set forth therein. In addition, beginning June 22, 2009, the holders of our senior subordinated convertible notes may require us to immediately repay the notes in accordance with their terms.

During 2007, we used $32.0 million of cash for operations primarily as a result of the net loss of $38.2 million offset by non-cash compensation expense of $3.5 million, amortization of deferred financing costs related to the senior subordinated convertible notes of $0.6 million, change in the value of the senior subordinated convertible note derivative of $0.2 million, depreciation expense of $0.7 million and a change in working capital of $1.2 million. During 2006, we used $35.1 million of cash for operations primarily as a result of the net loss of $38.4 million offset by non-cash compensation expense of $2.6 million, amortization of deferred financing costs related to the senior subordinated convertible notes of $0.2 million and depreciation expense of $0.5 million. During 2005, we used $43.1 million of cash for operations primarily as a result of the net loss of $38.5 million and a change in working capital of $5.2 million, which primarily includes a $3.5 million payment (including interest) incurred as a result of our reacquisition of all rights to market and sell Vitrase in the United States and other specified markets from Allergan, and a combined increase in accounts receivable, net, and inventory, net, of $3.0 million.

Net cash provided by investing activities totaled $1.4 million during 2007 compared to $2.7 million during 2006. During 2005, $14.8 million of cash was used by investing activities. Cash provided by investing activities for 2007 is primarily attributable to the maturities of short-term investments and the $3.2 million reduction in restricted cash required to secure interest payments on the outstanding senior subordinated convertible notes. Cash provided by investing activities for 2006 is primarily attributable to the issuance of senior subordinated convertible notes in the amount of $40.0 million, which was subsequently invested in short-term investments, offset by allocation of $5.6 million to support the letter of credit issued as security for interest payments on the outstanding senior subordinated convertible notes. Cash used in investing activities for 2005 is primarily attributable to the purchase of our short-term investment securities, net of maturities.

Net cash provided by financing activities totaled $38.9 million during 2007 compared to $43.1 million in 2006 and $54.9 million in 2005. The net cash provided by financing activities in 2007 is primarily the result of the sale of an aggregate of 5,250,000 shares of our common stock at a purchase price of $7.00 per share, resulting in gross proceeds to us of $36.7 million before payment of offering expenses and placement agent fees of $2.7 million. Additionally, we received $3.6 million from the exercise of 1,276,116 warrants. The net cash provided by financing activities in 2006 is primarily the result of $5 million in net borrowings from the line of credit and the issuance of senior subordinated convertible notes in the principal amounts of $40.0 million, offset by $2.8 million in debt issuance costs. The net cash provided by financing activities in 2005 is primarily the result of the sale of an aggregate of 6,325,000 shares of common stock under our universal shelf registration statement in an underwritten public offering for an aggregate purchase price of $56.2 million, before offering expenses and underwriting discounts of $3.7 million.

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

We have never been profitable, and we might never become profitable. In this regard, we anticipate that our operating expenses will continue to increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products. As of December 31, 2007, our accumulated deficit was $303.2 million, including a net loss of approximately $38.2 million for the twelve months ended December 31, 2007 and a stockholders’ deficit of $1.3 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$4,069	$1,139	$2,018	$331	$581
Obligation Under Capital Leases	332	127	179	26	—
Line of Credit	7,500	7,500	—	—	—
Obligation Under Equipment Debt (2)	664	379	285	—	—
Long-term Liability Obligations (1)	51,923	3,200	6,400	42,323	—

Total:	$64,488	$12,345	$8,882	$42,680	$581

(1)	Represents $40.0 million in principal amount of our senior subordinated convertible notes, bearing 8% interest per annum payable quarterly in cash in arrears which began October 1, 2006. The notes mature in June 2011 and are convertible, at any time following their issuance, into shares of our common stock at a conversion price of $7.63 per share, subject to anti-dilution adjustments. In addition, beginning June 22, 2009, the holders of our senior subordinated convertible notes may require us to immediately repay the notes in accordance with their terms.

(2)	In April 2006, we entered into a credit arrangement under which the Company may borrow up to $1.2 million to finance the purchase of capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the date of each loan schedule.

In addition to the above, we are committed to make potential future milestone payments to third-parties as part of our in-licensing and development programs. Milestone payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on our consolidated balance sheet. As of December 31, 2007, the maximum potential future milestone payments to third-parties are $31.0 million.

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

We establish allowances for estimated rebates, chargebacks and product returns based on numerous qualitative and quantitative factors, including:

•	The number of and specific contractual terms of agreements with customers;

•	Estimated level of units in the distribution channel;

•	Historical rebates, chargebacks and returns of products;

•	Direct communication with customers;

•	Anticipated introduction of competitive products or generics;

•	Anticipated pricing strategy changes by us and/or our competitors;

•	Analysis of prescription data gathered by a third-party prescription data provider;

•	The impact of changes in state and federal regulations; and

•	Estimated remaining shelf life of products.

In our analyses, we utilize on-hand unit data purchased from the major wholesalers, as well as, prescription data purchased from a third-party data provider to develop estimates of historical unit channel pull-through. We utilize an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, we develop an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback and product return exposures.

Consistent with industry practice, we periodically offer promotional discounts to our existing customer base. These discounts are calculated as a percentage of the current published list price and the net price (i.e., the current published list price less the applicable discount) is invoiced to the customer. Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time that we implement a price increase, we generally offer our existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels, and therefore we recognize the related revenue upon receipt by the customer and include the sale in estimating our various product related allowances. In the event we determine that these sales represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such sale.

Allowances for estimated rebates and chargebacks were $1.5 million, $0.9 million and $86,000 as of December 31, 2007, 2006 and 2005, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

Allowances for product returns were $1.7 million, $0.8 million, and $0.8 million as of December 31, 2007, 2006 and 2005, respectively. These allowances reflect an estimate of our liability for product that may be returned by the original purchaser in accordance with our stated return policy, which allows customers to return product within six months of it expiry dating and for a period up to 12 months after it has reached the expiration date. We estimate our liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above.

For the years ended December 31, 2007, 2006 and 2005, our absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of our existing products and the approval of new products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The exposure to these revenue-reducing items as a percentage of gross product revenue in 2007, 2006 and 2005 was 6.8%, 6.9% and 5.6%, respectively, for the allowance for rebates, chargebacks and discounts and was 3.3%, 2.7% and 5.8% for the allowance for product returns, respectively. We typically apply a higher allowance for product returns on stocking orders in connection with an initial launch.

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

Stock-based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123(R). We have elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and Employee Stock Purchase Plan (“ESPP”) shares that are ultimately expected to vest as the requisite service is rendered. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value measured under SFAS No. 123. We recorded incremental stock-based compensation expense of $3.5 million and $2.7 million for the years ended December 31, 2007 and 2006, respectively, as a result of the adoption of SFAS No. 123(R). The Black-Scholes-Merton option pricing model has various inputs such as the risk free interest rate, volatility, expected life and dividend yield, all of which are estimates. The change of any of these inputs could significantly impact the determination of the fair value of our options and thus could significantly impact our results of operations.

Senior Subordinated Convertible Notes

On August 31, 2007, the FASB issued for comment Proposed FSB APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or APB 14-a, for a 45-day comment period that ended on October 15, 2007. The proposed guidance (an interpretation of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, or APB 14), if issued substantially as proposed, will significantly impact the accounting for instruments commonly referred to as Instruments B and C from EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”, or EITF 90-19, and any other convertible debt instruments that allow settlement in any combination of cash and shares at the issuer’s option, such as instruments sometimes referred to as “Instrument X”.

In a November 26, 2007 update to its website, the FASB announced it is expected to begin its re-deliberations of the guidance in that proposed FSP in January 2008. Therefore, final guidance will not be issued until at least the first quarter of 2008 and it is highly unlikely the proposed effective date for fiscal years beginning after December 15, 2007 (January 1, 2008 for a calendar year company) will be retained. In fact, a news source (11/14/07 BNA Securities Law Daily) has reported comments made by a senior FASB staff member stating there will be a one year delay in the effective date, such that any final FSP would be effective for calendar year companies in 2009.

The adoption of APB 14-a could significantly impact the valuation of our senior subordinated convertible notes and thus could significantly impact our results of operations.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, or SFAS No. 157. SFAS No. 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. SFAS No. 157 is effective for our first quarter of 2008. We are in the process of studying the impact of this interpretation on our financial accounting and reporting, however, we do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. We do not expect SFAS No. 159 to have a material impact on our financial position, results of operations or cash flows upon adoption.

In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development”, or EITF No. 07-03. EITF No. 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF No. 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. We do not expect the adoption of EITF No. 07-03 to have a material impact on our financial position, results of operations, or cash flows.

In November 2007, the Emerging Issues Task Force issued EITF Issue 07-01 “Accounting for Collaborative Arrangements”, or EITF No. 07-01. EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008. We have not yet completed our evaluation of EIFT 07-01, but do not currently believe that it will have a material impact on the results of operations, financial position or cash flows.

On December 4, 2007, the FASB issued Statement of Financial Account Standards No. 141 (Revised 2007), “Business Combinations”, or SFAS 141R. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	acquisition costs will be generally expensed as incurred;

•	noncontrolling interests will be valued at fair value at the acquisition date;

•

acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•

in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts;

•	restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the impact of this statement.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the impact of this statement, but believe it will not have a material impact on our consolidated financial position, results of operations, or cash flows upon adoption.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2007 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of December 31, 2007, we have not used derivative instruments or engaged in hedging activities.

All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of December 31, 2007, we had $7.5 million outstanding under our credit facility. We estimate that a 10% change in interest rates on our credit facility would not have had a material effect on our net loss for the year ended December 31, 2007.

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

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

(b)	Changes in Internal Control over Financial Reporting and Remediation Plans

There were no changes in the our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three-month period ended December 31, 2007 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

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

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ISTA Pharmaceuticals, Inc.

We have audited ISTA Pharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ISTA Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ISTA Pharmaceuticals, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ISTA Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of ISTA Pharmaceuticals, Inc. and our report dated March 3, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

March 3, 2008

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

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 3, 2008.

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

Signature	Title	Date

/s/ VICENTE ANIDO, JR., PH.D. Vicente Anido, Jr., Ph.D.	President, Chief Executive Officer and Director	March 3, 2008

/s/ LAUREN P. SILVERNAIL Lauren P. Silvernail	Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development	March 3, 2008

/s/ RICHARD C. WILLIAMS Richard C. Williams	Director (Chairman of the Board of Directors)	March 3, 2008

/s/ PETER BARTON HUTT Peter Barton Hutt	Director	March 3, 2008

/s/ KATHLEEN D. LAPORTE Kathleen D. LaPorte	Director	March 3, 2008

/s/ BENJAMIN F. MCGRAW III Benjamin F. McGraw III	Director	March 3, 2008

/s/ DEAN J. MITCHELL Dean J. Mitchell	Director	March 3, 2008

/s/ ANDREW J. PERLMAN Andrew J. Perlman	Director	March 3, 2008

/s/ WAYNE I. ROE Wayne I. Roe	Director	March 3, 2008

ISTA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ISTA Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of ISTA Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISTA Pharmaceuticals, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, ISTA Pharmaceuticals, Inc. changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ISTA Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

March 3, 2008

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$25,500	$17,236
Short-term investments	20,640	21,698
Accounts receivable, net of allowances of $187 in 2007 and $121 in 2006	11,161	6,339
Inventory, net of allowance of $396 in 2007 and $829 in 2006	2,294	1,474
Other current assets	2,122	1,672

Total current assets	61,717	48,419
Property and equipment, net	5,389	3,116
Deferred financing costs	1,963	2,481
Restricted cash	2,400	5,600
Deposits and other assets	247	127

Total assets	$71,716	$59,743

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,661	$2,218
Accrued compensation and related expenses	3,696	2,311
Accrued expenses — clinical trials	960	179
Line of credit	7,500	6,500
Current portion of long-term liabilities	601	886
Current portion of obligation under capital leases	98	43
Other accrued expenses	12,515	8,284

Total current liabilities	29,031	20,421
Deferred rent	230	216
Deferred income	3,333	3,611
Obligation under capital leases	177	54
Convertible notes	40,253	40,000

Total liabilities	73,024	64,302
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at December 31, 2007 and 2006; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2007 and 2006; 32,911,887 and 26,193,745 shares issued and outstanding at December 31, 2007 and 2006, respectively	33	26
Additional paid-in capital	301,857	260,401
Accumulated other comprehensive loss	(15)	(24)
Accumulated deficit	(303,183)	(264,962)

Total stockholders’ deficit	(1,308)	(4,559)

Total liabilities and stockholders’ deficit	$71,716	$59,743

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Years Ended December 31,
	2007	2006	2005
Revenue
Product sales, net	$58,589	$32,729	$10,382
License revenue	278	278	278

Total revenue	58,867	33,007	10,660

Cost of products sold	15,864	9,943	3,542

Gross profit margin	43,003	23,064	7,118
Costs and expenses:
Research and development	32,492	23,826	16,611
Selling, general and administrative	46,603	37,357	30,599

Total costs and expenses	79,095	61,183	47,210

Loss from operations	(36,092)	(38,119)	(40,092)
Interest income	2,141	1,879	1,642
Interest expense	(4,270)	(2,179)	(30)

Net loss	$(38,221)	$(38,419)	$(38,480)

Net loss per common share, basic and diluted	$(1.29)	$(1.48)	$(1.51)

Shares used in computing net loss per common share, basic and diluted	29,620,913	26,010,801	25,489,756

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital
	Shares	Amount
Balance at December 31, 2004	19,350,715	19	203,611
Issuance of common stock for options	67,589	—	305
Restricted stock issuances	7,500	—	—
Common stock repurchase	(748)	—	(5)
Common stock issued under ESPP	19,413	—	150
Issuance of common stock in conjunction with the registered direct public offerings, net of issuance costs of $3,683	6,325,000	7	52,476
Deferred compensation related to stock options	—	—	53
Amortization of deferred compensation	—	—	—
Warrant exercise	130,418	—	370
Net loss	—	—	—
Unrealized loss on investments	—	—	—
Comprehensive loss	—	—	—

Balance at December 31, 2005	25,899,887	26	256,960
Deferred compensation related to adoption of SFAS No. 123(R)	—	—	(24)
Issuance of common stock for options	181,339	—	668
Restricted stock issuances	86,180	—	—
Common stock issued under ESPP	26,339	—	142
Stock-based compensation	—	—	2,655
Net loss	—	—	—
Foreign currency translation adjustment	—	—	—
Unrealized gain on investments	—	—	—
Comprehensive loss	—	—	—

Balance at December 31, 2006	26,193,745	$26	$260,401
Issuance of common stock for options	33,763	1	195
Restricted stock issuances	139,927	—	—
Common stock issued under ESPP	18,336	—	112
Issuance of common stock in conjunction with the registered direct public offerings, net of issuance costs of $2,677	5,250,000	5	34,048
Warrant exercise	1,276,116	1	3,613
Stock-based compensation	—	—	3,488
Net loss	—	—	—
Foreign currency translation adjustment	—	—	—
Unrealized gain on investments	—	—	—
Comprehensive loss	—	—	—

Balance at December 31, 2007	32,911,887	$33	$301,857

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2004	(167)	(82)	(188,063)	15,318
Issuance of common stock for options	—	—	—	305
Restricted stock issuances	—	—	—	—
Common stock repurchase	—	—	—	(5)
Common stock issued under ESPP	—	—	—	150
Issuance of common stock in conjunction with the registered direct public offerings, net of issuance costs of $3,683	—	—	—	52,483
Deferred compensation related to stock options	(53)	—	—	—
Amortization of deferred compensation	196	—	—	196
Warrant exercise	—	—	—	370
Net loss	—	—	(38,480)	(38,480)
Unrealized loss on investments	—	(2)	—	(2)

Comprehensive loss	—	—	—	(38,482)

Balance at December 31, 2005	(24)	(84)	(226,543)	30,335
Deferred compensation related to adoption of SFAS No. 123(R)	24	—	—	—
Issuance of common stock for options	—	—	—	668
Restricted stock issuances	—	—	—	—
Common stock issued under ESPP	—	—	—	142
Stock-based compensation	—	—	—	2,655
Net loss	—	—	(38,419)	(38,419)
Foreign currency translation adjustment	—	(1)	—	(1)
Unrealized gain on investments	—	61	—	61

Comprehensive loss	—	—	—	(38,359)

Balance at December 31, 2006	$—	$(24)	$(264,962)	$(4,559)
Issuance of common stock for options	—	—	—	196
Restricted stock issuances	—	—	—	—
Common stock issued under ESPP	—	—	—	112
Issuance of common stock in conjunction with the registered direct public offerings, net of issuance costs of $2,677	—	—	—	34,053
Warrant exercise	—	—	—	3,614
Stock-based compensation	—	—	—	3,488
Net loss	—	—	(38,221)	(38,221)
Foreign currency translation adjustment	—	(1)	—	(1)
Unrealized gain on investments	—	10	—	10

Comprehensive loss	—	—	—	(38,212)

Balance at December 31, 2007	$—	$(15)	$(303,183)	$(1,308)

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net loss	$(38,221)	$(38,419)	$(38,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,488	2,655	196
Amortization of deferred financing costs	558	285	—
Amortization of discount on convertible note	56	—	—
Change in value of derivatives related to convertible notes	197	—	—
Depreciation and amortization	725	501	369
Changes in operating assets and liabilities:
Accounts receivable, net	(4,822)	(4,535)	(1,786)
Other current assets	(450)	(348)	(540)
Inventory, net	(820)	517	(1,235)
Accounts payable	1,443	(381)	892
Accrued compensation and related expenses	1,385	891	41
Accrued expenses — clinical trials and other accrued expenses	5,012	3,602	1,379
Other liabilities	(285)	511	(3,866)
Deferred rent	14	(1)	128
Deferred income	(278)	(383)	(172)

Net cash used in operating activities	(31,998)	(35,105)	(43,074)
INVESTING ACTIVITIES
Purchases of marketable securities	(17,873)	(12,982)	(56,363)
Maturities of marketable securities	18,940	23,461	42,487
Purchase of equipment	(2,769)	(2,287)	(788)
Restricted cash	3,200	(5,600)	—
Deposits and other assets	(120)	137	(108)

Net cash provided by (used in) investing activities	1,378	2,729	(14,772)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	195	668	305
Obligation under capital lease	(51)	59	47
Proceeds from line of credit	27,500	13,500	1,500
Repayment on line of credit	(26,500)	(8,500)	—
Proceeds from issuance of common stock, net of issuance costs	37,780	142	52,998
Proceeds from issuance of convertible note, net	—	40,000	—
Financing costs on issuance of convertible notes	(40)	(2,766)	—

Net cash provided by financing activities	38,884	43,103	54,850
Effect of exchange rate changes on cash	—	(1)	—
Increase / (Decrease) in cash and cash equivalents	8,264	10,726	(2,996)
Cash and cash equivalents at beginning of year	17,236	6,510	9,506

Cash and cash equivalents at end of year	$25,500	$17,236	$6,510

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$3,247	$984	$27

During 2007, the Company incurred a capital lease obligation of $229,000 in connection with a lease agreement to acquire equipment

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The Company

ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. The Company reincorporated in Delaware on August 4, 2000. Xibrom™, Xibrom QD™, Istalol®, Vitrase®, Bepreve™, T-Pred™, ISTA®, ISTA Pharmaceuticals, Inc.® and the ISTA logo are our trademarks, either owned or under license.

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

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2007, the Company has accumulated losses of $303.2 million. The Company’s ability to attain profitable operations is dependent upon maintaining or obtaining sufficient working capital to complete the successful development of its products, FDA approval of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure. Management believes that the Company’s existing capital resources will enable the Company to fund operations for at least the next 12 months.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the statement of financial condition and results of operations for the three years ended December 31, 2007 have been made.

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

Short-term Investments

Marketable securities with a maturity of more than three months from the date of purchase are considered short-term investments and have been classified by management as available-for-sale. Such investments are carried at fair value, with unrealized gains and

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses included as a separate component of stockholders’ equity. The basis for computing realized gain or losses is by specific identification.

Restricted Cash

The Company has $2.4 million and $5.6 million of restricted cash at December 31, 2007 and 2006, respectively, which supports a letter of credit issued as security for interest payments on the outstanding senior subordinated convertible notes.

Inventory

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

Costs incurred for the manufacture of validation batches for pre-approval products are recorded as research and development expenses in the period in which those costs are incurred.

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

Long-lived Assets

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2007.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk principally consist of cash and cash equivalents, short-term investments, restricted cash and trade receivables. Wholesale distributors account for a substantial portion of trade receivables. At December 31, 2007, annual net revenues from AmeriSource Bergen Corp., McKesson HBOC and Cardinal Health, Inc. accounted for 15%, 37% and 38%, respectively, of our net revenues. The Company maintains reserves for bad debt and such losses, in the aggregate, have not exceeded management’s estimates.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Notes

The Company issued $40 million in convertible notes in June 2006 which provides, among other things, that if there is a change in control of the Company or certain events of default, as defined, during the term of the convertible notes (maturing in June 2011) the holders of the notes will be entitled to receive a cash payment equal to 115% of the principal amount of the notes, plus accrued but unpaid interest, or a formula based on the Company’s stock price on certain specified dates. Since the settlement is indexed to the Company’s stock, the settlement feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. The Company calculates the fair value of the derivative liability by subtracting the value of the convertible notes without the embedded derivative from the value of the convertible notes with the embedded derivative, taking into account in the valuation the Company’s stock price, the conversion price, the time to maturity of the convertible notes, and the probability of a change in control or certain events of default, as defined on the date of measurement. Changes in fair value of the derivative are recorded as interest expense and the difference between the face value of the convertible notes and the amount remaining after the bifurcation at inception of the notes is recorded as a discount to be amortized into interest expense over the term of the notes, which is five years.

The derivative liability as of December 31, 2007 and 2006 is valued at $382,000 and $184,000, respectively, and is classified with the host debt instrument in convertible notes in the consolidated balance sheet. The embedded derivative will be marked-to-market through earnings on a quarterly basis. The net effect of the changes in the value of the derivative ($382,000 at December 31, 2007) and the related debt discount ($129,000 at December 31, 2007) was $253,000 in 2007 and was not significant in 2006.

Deferred Financing Fees

In connection with the issuance of the Company’s convertible notes, the Company paid financing fees of $2.8 million. Deferred financing fees consist primarily of placement agent fees, accounting, legal and filing fees associated with raising funds. The Company amortizes these fees over the life of the notes. Amortization of the deferred financing fees was $558,000 and $285,000 for the years ended December 31, 2007 and 2006, respectively.

Commitments and Contingencies

The Company is subject to routine claims and litigation incidental to its business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on the operating results or financial position of the Company.

Comprehensive Loss

Statement of Financial Accounting Standard, or SFAS, No. 130, “Reporting Comprehensive Income”, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the year ended December 31, 2007 and 2006 was $38.2 million and $38.4 million, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ deficit.

As of December 31, 2007 and 2006, accumulated foreign currency translation adjustments were ($25,000) and ($25,000), respectively, and accumulated unrealized gains (losses) on investments were $10,000 and $1,000, respectively. Comprehensive loss is reflected in the consolidated statements of stockholders’ deficit.

Supply Concentration Risks

Some materials used in the Company’s products are currently obtained from a single source. Biozyme Laboratories, Ltd. is currently the Company’s only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase. The Company’s supply agreement with Biozyme ended in August 2007, after which further supply of hyaluronidase by Biozyme to the Company was subject to Biozyme’s agreement. The Company has also entered into supply agreements with R.P. Scherer West and Alliance Medical Products to manufacture commercial quantities of Vitrase in a lyophilized 6,200 USP units multi-purpose vial and 200 USP units/mL in sterile solution, respectively. Currently, R.P. Scherer West and Alliance Medical Products are the Company’s sole source for Vitrase in these respective configurations. The Company also has supply agreements with Bausch & Lomb to manufacture commercial quantities of Istalol and Xibrom. Currently, Bausch & Lomb is the Company’s sole source for Istalol and Xibrom.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In its analyses, the Company utilizes on-hand unit data purchased from the major wholesalers, as well as, prescription data purchased from a third-party data provider to develop estimates of historical unit channel pull-through. The Company utilizes an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, it develops an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback and product return exposures.

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

Allowances for estimated rebates and chargebacks were $1.5 million and $0.9 million as of December 31, 2007 and 2006, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

Allowances for product returns were $1.7 million and $0.8 million as of December 31, 2007 and 2006, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy, which allows customers to return product within six months of its expiry dating and for a period up to 12 months after it has reached the expiration date. The Company estimates its liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above.

For the years ended December 31, 2007, 2006 and 2005, the Company’s absolute exposure for rebates, chargebacks and product returns has grown primarily as a result of increased sales of its existing products and the approval of new products. Accordingly,

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reductions to revenue and corresponding increases to allowance accounts have likewise increased. The exposure to these revenue-reducing items as a percentage of gross product revenue in 2007, 2006 and 2005 was 6.8%, 6.9% and 5.6%, respectively, for the allowance for rebates, chargebacks and discounts and was 3.3%, 2.7% and 5.8% for the allowance for product returns, respectively. ISTA typically applies a higher allowance for product returns on stocking orders in connection with an initial launch.

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

License Fees and Research and Development Costs

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

The Company has expensed amounts paid to acquire licenses, as the ultimate recoverability of the amounts paid is uncertain and the technology has no alternative future use when acquired. Future acquisitions of licenses will be charged to expense or capitalized based upon management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use.

Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board, or APB No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment”, “SFAS No. 123(R)”, using the modified prospective method. In accordance with SFAS No. 123(R), the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award in accordance with the provisions of SFAS No. 123(R). That cost is recognized over the period which an employee is required to provide service in exchange for the award – the requisite service period. The Company determines the grant date fair value of employee stock options using the Black-Scholes-Merton option-pricing model.

Total stock-based compensation expense was $3.5 million, $2.7 million and $196,000 for 2007, 2006 and 2005, respectively. Due to recurring operating losses, the Company does not record tax benefits associated with stock-based compensation and option exercises. Tax benefits will be recorded when realized. Compensation expense recognized in 2007 and 2006 was due to stock options and restricted stock awards recorded under SFAS No. 123(R) at fair value and recognized ratably over the vesting period. Compensation expense recognized in 2005 was due to restricted stock awards recorded under APB No. 25 at intrinsic value and recognized ratably over the vesting period.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and basic and diluted net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the year ended December 31, 2005 (in thousands, except per share amounts):

Year Ended December 31, 2005
Reported net loss	$(38,480)
Add: Stock-based employee compensation expense included in net loss determined under the intrinsic value method for all awards	196
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,615)

Pro forma net loss	$(42,899)

Net loss per share, basic and diluted, as reported	$(1.51)

Pro forma net loss per share, basic and diluted	$(1.68)

The Company’s stock-based compensation plans are discussed further in Note 4.

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, and SEC SAB No. 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares, such as stock options, warrants and convertible debt, outstanding during the period. Diluted earnings for common stockholders per common share, or diluted EPS, considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options, warrants and convertible debt, in periods in which the options exercise or conversion price is greater than the average market price of our common stock during the period. Our diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented.

The following table sets forth the computation of net loss (numerator) and shares (denominator) for loss per share:

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Numerator:
Net loss	$(38,221)	$(38,419)	$(38,480)
Denominator:
Weighted average shares outstanding used for basic income per share	29,621	26,011	25,490
Common stock equivalents	—	—	—

Weighted average shares outstanding used for diluted income per share	29,621	26,011	25,490

Potentially dilutive securities, which are not included in our loss per share, are summarized below:

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Common stock options	5,208,191	4,198,373	3,572,544
Warrants	—	1,541,941	1,541,941
Convertible note issuances	5,242,470	5,161,296	—

Total dilutive securities	10,450,661	10,901,610	5,114,485

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Equity Financing

During June 2007, the Company entered into definitive agreements with institutional accredited investors with respect to the private placement of 5.25 million shares of its common stock at a purchase price of $7.00 per share, resulting in gross proceeds of approximately $36.7 million before payment of placement agent fees and offering expenses.

Segment Reporting

The Company currently operates in only one segment.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, or SFAS No. 157. SFAS No. 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. SFAS No. 157 is effective for our first quarter of 2008. The Company is in the process of studying the impact of this interpretation on its financial accounting and reporting, however, the Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company’s fiscal year beginning after January 1, 2008. The Company does not expect SFAS No. 159 to have a material impact on its financial position, results of operations or cash flows upon adoption.

In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development”, or EITF No. 07-03. EITF No. 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF No. 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The Company does not expect the adoption of EITF No. 07-03 to have a material impact on its financial position, results of operations or cash flows.

In November 2007, the Emerging Issues Task Force issued EITF Issue 07-01 “Accounting for Collaborative Arrangements”, or EITF No. 07-01. EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of EIFT 07-01, but do not currently believe that it will have a material impact on the results of operations, financial position or cash flows.

On December 4, 2007, the FASB issued Statement of Financial Account Standards No. 141 (Revised 2007), “Business Combinations”, or SFAS 141R. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	acquisition costs will be generally expensed as incurred;

•	noncontrolling interests will be valued at fair value at the acquisition date;

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•

in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts;

•	restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the impact of this statement.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the impact of this statement, but believes it will not have a material impact on its consolidated financial position, results of operations or cash flows upon adoption.

2. Balance Sheet Details

Inventory

Inventories are stated at the lower of cost (first-in, first-to-expire) or market. Inventories at December 31, 2007 and 2006 consist of the following: (in thousands)

	December 31,
	2007	2006
Raw material	$617	$708
Finished goods	2,073	1,595

	2,690	2,303
Less reserve for excess and obsolescence	(396)	(829)

	$2,294	$1,474

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2007	2006
Property and equipment:
Equipment	$5,554	$3,206
Furniture and fixtures	940	925
Equipment under capital leases	360	131
Leasehold improvements	1,220	958

	8,074	5,220
Less accumulated depreciation and amortization	(2,685)	(2,104)

	$5,389	$3,116

Total depreciation and amortization expense amounted to $725,000, $501,000 and $369,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006
General expenses	$4,552	$3,007
Royalties	3,624	1,826
Sales return allowance	1,738	760
Sales and marketing expenses	1,841	1,493
Contract manufacturing expenses	760	1,172
State tax payable	—	26

	$12,515	$8,284

3. Short-Term Investments

The Company classifies its short-term investments as “available-for-sale” and records such assets at the estimated fair value with unrealized gains and losses excluded from earnings and reported in comprehensive income (loss). The basis for computing realized gains or losses is by specific identification.

The following is a summary of available-for-sale securities (in thousands):

	Gross Amortized Cost	Net Unrealized Gains/ (Losses)	Estimated Fair Value
At December 31, 2007:
Commercial Paper	$7,037	$5	$7,042
Corporate Bonds	3,241	6	3,247
Certificates of Deposit	601	—	601
Auction Rate securities	9,750	—	9,750

	$20,629	$11	$20,640

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Gross Amortized Cost	Net Unrealized Gains/(Losses)	Estimated Fair Value
At December 31, 2006:
U.S. Treasury securities and agency bonds	$3,397	$(2)	$3,395
Commercial Paper	1,594	—	1,594
Corporate Bonds	6,106	3	6,109
Auction Rate securities	10,600	—	10,600

	$21,697	$1	$21,698

Available-for-sale securities by contractual maturity are as follows (in thousands):

Due in one year or less	$20,640
Due after one year through two years	—

$20,640

As of December 31, 2007 the Company had two investments that were in an unrealized loss position. The gross unrealized losses related to these investments were due to changes in interest rates. The Company has determined that the gross unrealized losses on these investments at December 31, 2007 are temporary in nature.

At December 31, 2007, the Company’s short-term investments included $9.8 million of high-grade (AAA rated) auction rate securities. On February 13, 2008, the Company was informed that there was insufficient demand at auction for $4.7 million of auction rate securities, representing the Company’s balance at that date. Further information can be found in Footnote 13.

Realized gains and losses were immaterial to the Company’s financial results for the years ended December 31, 2007, 2006 and 2005. Gross unrealized gains were $28,000, $24,000 and $65,000 for December 31, 2007, 2006 and 2005, respectively. Gross unrealized losses were $38,000, $85,000 and $67,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company reviews investments in corporate bonds and government agency securities for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Investments in an unrealized loss position for greater than a year were comprised of corporate bonds. The unrealized losses were due to fluctuations in interest rates. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable and outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. The Company has reviewed those securities with unrealized losses as of December 31, 2007 and 2006 and has concluded that no other-than-temporary impairment existed as of December 31, 2007 and 2006.

4. Stockholders’ Equity

Common and Preferred Stock

In January 2005, the Company sold, under a universal shelf registration statement in an underwritten public offering, 6,325,000 shares of common stock to certain investors for $56.2 million.

In June 2006, the Company issued an aggregate of $40.0 million in principal amount of our senior subordinated convertible notes, bearing 8% interest per annum payable quarterly in cash in arrears which began October 1, 2006. The notes mature in June 2011 and are convertible, at any time following their issuance, into shares of our common stock at a conversion price of $7.63 per share, subject to anti-dilution adjustments. At December 31, 2007, the notes are convertible into 5,242,470 shares.

In June 2007, the Company entered into definitive agreements with institutional accredited investors with respect to the private placement of 5,250,000 shares of its common stock at a purchase price of $7.00 per share, resulting in gross proceeds of approximately $36.7 million before payment of placement agent fees and offering expenses. As a result of the issuance of the shares in the private placement, the conversion price of the Company’s outstanding senior subordinated convertible notes issued in June 2006 was adjusted from $7.75 to $7.63 pursuant to the terms and conditions of the notes.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007 and 2006, the Company had 5,000,000 shares of preferred stock authorized at a $0.001 par value and no shares were issued and outstanding.

Common Stock Warrants

In November 2002, the Company consummated a private placement of $40.0 million of its common stock and warrants exercisable for an additional $6.0 million of common stock to certain investors with a purchase price of $3.80 per share. In addition, $4.0 million of promissory notes previously issued to several of the same investors in the Company’s September 2002 bridge financing were converted into 1,052,620 shares of the Company’s common stock, based upon the conversion price of $3.80 per share, concurrently with the consummation of the private placement. In 2005 and 2007, 130,418 and 1,276,116 warrants were exercised for cash proceeds of $370,000 and $3,614,000, respectively. No warrants were exercised in 2006. As of December 31, 2007, no warrants remained outstanding.

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

Eligible employees can have up to 15% of their earnings withheld, subject to certain maximums, to be used to purchase shares of the Company’s common stock every January and July. The price of the common stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair value of the common stock on the commencement date of the offering period or the specified purchase date. During 2007, 2006 and 2005, 18,336 shares, 26,339 shares and 19,413 shares, respectively, had been issued to participants, with an additional 11,462 shares issuable at December 31, 2007.

Stock Compensation Plan

Stock Options

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

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2007, a total of 3,121,285 shares of common stock were reserved for issuance under the 2004 Performance Incentive Plan.

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

A summary of the Company’s stock option activity and related information during 2007 follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,198,373	$7.06
Granted	1,347,329	$7.15
Exercised	(33,763)	$5.78
Canceled	(303,748)	$9.43

Outstanding at December 31, 2007	5,208,191	$6.95	7.05	$1,725,800

Exercisable at December 31, 2007	3,330,288	$6.78	6.08	$1,725,800

The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $270,798, $1,257,754 and $660,337, respectively.

The Company’s Employee Stock Purchase Plan, or ESPP, activity during 2007 was as follows:

	Number of Shares	Weighted- Average Purchase Price
Available at December 31, 2006	22,574
Purchases	(20,981)	$5.06

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted- Average Purchase Price
Available at December 31, 2007	1,593

The Company’s restricted stock activity during 2007 was as follows:
	Number of Shares	Weighted- Average Fair Value
Outstanding at December 31, 2006	80,470	$6.65
Granted	154,553	$6.95
Vested	(19,693)	$6.65
Forfeited	(2,450)	$6.38

Outstanding at December 31, 2007	212,880	$6.87

The weighted average fair value of equity instruments granted during 2007, 2006 and 2005 was as follows:

	Weighted Average Fair Value
	2007	2006	2005
Stock options	$7.15	$6.55	$9.08
ESPP Purchases	5.06	5.69	6.06
Restricted Stock	6.95	6.66

At December 31, 2007, there was $7.8 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of 2 years.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option-pricing model. Stock-based compensation expense is affected by the fair value of the underlying stock on the date of grant as well as assumptions that include a number of complex and subjective variables, including volatility, expected life, forfeiture rates and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period generally commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The expected life of an award is calculated using the simplified method based on the terms and conditions of the options in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. Beginning January 1, 2008, the simplified method is no longer permitted and the Company will estimate the expected term based on the contractual term of the awards and employees’ expected exercise and expected post-vesting termination behavior. The forfeiture rate is based on historical data and stock-based compensation expense is recorded only for those awards that are expected to vest. Estimated forfeitures will be revised if they differ significantly from actual experience. Changes in forfeiture estimates will impact compensation in the period the estimates are revised. Due to continuing operating losses, the Company does not record tax benefits related to stock-based compensation expense and option exercises. Tax benefits will be recorded when realized.

For the purposes of calculating proforma information under SFAS No. 123(R) for periods prior to January 1, 2006, forfeitures were accounted for as they occurred. For periods subsequent to January 1, 2006, the total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The weighted average assumptions used for the years ended December 31, 2007, 2006 and 2005 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Interest rate	4.3%	4.5%	3.0%
Volatility	70.0%	100.9%	73.0%
Expected life	6 years	6 years	4 years
Expected dividend yield	0%	0%	0%

The Company recognizes stock-based compensation cost over the vesting period using the straight-line single option method. Stock-based compensation expense under SFAS No. 123(R) is recognized only for those awards that are ultimately expected to vest.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An estimated forfeiture rate has been applied to unvested awards for the purpose of calculating compensation cost. Forfeitures were estimated based on historical experience. SFAS No. 123(R) requires these estimates to be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation expense in the period in which the change in estimate occurs.

Restricted Stock Awards

During the years ended December 31, 2007, 2006 and 2005 the Company granted a total of 154,553, 86,180 and 7,500 shares of restricted common stock, respectively, to employees under the Company’s 2004 Performance Incentive Plan, as amended. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of four years.

The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $338,000 and $138,000 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was approximately $1.2 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

Deferred Compensation

During the year ended December 31, 2005, in connection with the grant of various stock options to employees, the Company recorded deferred stock compensation totaling $53,000, representing the difference between the exercise price and the estimated market value of the Company’s common stock as determined by the Company’s management on the date such stock options were granted. Deferred compensation was included as a reduction to additional-paid-in-capital and was amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the year ended December 31, 2005, the Company recorded amortization of deferred compensation expense of $196,000. With the adoption of SFAS No. 123(R) on January 1, 2006, stock-based compensation expense on the remaining unvested options is recorded based on their grant date fair value over the remaining requisite service period.

5. Commitments and Contingencies

Line of Credit

Under our revolving credit facility, we may borrow up to the lesser of $10.0 million or 66.67% of our unrestricted cash, cash equivalents and net receivables. As of December 31, 2007, we had $2.5 million available for borrowing under the credit facility. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets with the exception of our intellectual property. As of December 31, 2007, we were in compliance with all of the covenants under the credit facility. All amounts owing under the credit facility will become due and payable on March 31, 2008. Due to the material adverse change clause included in the credit facility, these balances are recorded as current liabilities at each balance sheet date.

Senior Subordinated Convertible Notes

In June 2006, we issued an aggregate of $40.0 million in principal amount of our senior subordinated convertible notes, bearing 8% interest per annum payable quarterly in cash in arrears which began October 1, 2006. The notes mature in June 2011 and are convertible, at any time following their issuance, into shares of our common stock at a conversion price of $7.63 per share, subject to anti-dilution adjustments. At December 31, 2007, the convertible notes are convertible into 5,242,470 shares. The Company incurred approximately $2.7 million in financing costs related to the notes, which have been capitalized as a non current asset and are being amortized ratably over the term of the note, or five years.

Equipment Financing

In April 2006, the Company entered into a credit arrangement under which the Company may borrow up to $1.2 million to finance the purchase of capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the date of each loan schedule. As of December 31, 2007 and 2006, $601,000 and $886,000, respectively, were outstanding under this arrangement.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Commitments

In June 2004, the Company entered into an amended and restated supply agreement with Biozyme Laboratories, Ltd. for ovine hyaluronidase for use in ophthalmic and spreading agent applications. Under its agreement with Biozyme, the Company is obligated to make product purchases totaling at least $750,000 over three years. The Company also entered into a technology license agreement with Biozyme providing the Company certain rights to manufacture hyaluronidase, in return for an aggregate license fee of $1.1 million payable over three years. The Company’s supply agreement with Biozyme ended in August 2007, and further supply of hyaluronidase by Biozyme to ISTA is on a purchase order by purchase order basis. Currently, Biozyme is the Company’s sole source for ovine hyaluronidase.

Lease Commitments

The Company leases its corporate and laboratory facilities and certain equipment under various operating leases. As of December 31, 2007, the Company has made approximately $91,000 in cash deposits related to operating leases. Provisions of the facilities lease provide for abatement of rent during certain periods and escalating rent payments during the term. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Additionally, the Company is required to pay taxes, insurance and maintenance expenses related to the building. Rent expense on the facilities and equipment during 2007, 2006 and 2005 was $689,000, $599,000 and $526,000, respectively.

Scheduled maturities of capital leases, debt and senior subordinated convertible notes as of December 31, 2007, are as follows (in thousands):

Years Ending December 31:
2008	$7,925
2009	336
2010	90
2011	40,025
2012	—
Thereafter	—

$48,376
Unamortized discount on convertible note	(129)
Embedded derivative on convertible note	382

$48,629

The interest component of the capital lease payments is not significant.

Future annual minimum payments under operating leases are as follows (in thousands):

Years Ending December 31:
2008	$1,139
2009	1,040
2010	978
2011	166
2012	165
Thereafter	581

$4,069

In addition to the above, we are committed to make potential future “milestone” payments to third parties as part of our in-licensing and development programs. Milestone payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on our consolidated balance sheet. As of December 31, 2007, the maximum potential future “milestone” payments to third parties are $31.0 million.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes

On July 13, 2006, the FASB issued FIN 48. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has 50% or less likelihood of being sustained upon examination. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For public companies, FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, the Company did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2006 and at December 31, 2007, and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2007.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the United States and state tax authorities due to the carry forward of unutilized net operating losses and R&D credits carried forward.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations, or cash flows. At December 31, 2007, the Company had net deferred tax assets of $37.5 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company’s net operating loss and research and development credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not performed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards. Until this analysis has been performed the Company has removed the deferred tax assets for net operating losses of $66.8 million and research and development credits of $11.8 million generated through 2007 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

At December 31, 2007, the Company had Federal and California income tax net operating loss carry forwards of approximately $175.1 million and $96.3 million, respectively. The Federal and California tax loss carry forwards will begin to expire in 2008 and 2007, respectively, unless previously utilized. In addition, the Company has Federal and California research and development tax credit carry forwards of $7.3 million and $4.5 million, respectively. The Federal research and development credit carry forwards will begin to expire in 2008 unless previously utilized. The California research and development credit carry forwards carry forward indefinitely. The Company has California manufacturing investment credit carry forwards of $34,000. The California manufacturing investment credit carry forward will begin to expire in 2008.

Significant components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are listed below. A valuation allowance of $37.5 million and $100.5 million at December 31, 2007 and 2006, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts are shown in thousands as of December 31, of the respective years:

	December 31,
	2007	2006
Deferred tax asset:
Net operating loss carryforwards	$—	$61,356,000
Tax credits	—	10,206,000
Capitalized research and development	31,407,000	23,849,000
Stock based compensation	2,949,000	2,274,000
Deferred revenue	1,359,000	1,472,000
Other, net	1,821,000	1,334,000

Total deferred tax asset	37,536,000	100,491,000

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2007	2006
Valuation allowance for deferred tax assets	(37,536,000)	(100,491,000)

	$—	$—

The change in the valuation allowance is primarily attributable to the removal of the deferred tax assets related to the net operating losses and research and development credits carried forward offset by the change in the current year deferred tax assets.

A portion of the net operating loss carry forwards as of December 31, 2007 include amounts related to stock option deductions. Under FAS 123R, any excess tax benefits from share-based compensation are only realized when income taxes payable is reduced, with the corresponding credit posted to Additional Paid In Capital.

7. Employee Benefit Plan

The Company has a 401(k) Savings Plan covering substantially all employees that have been employed for one month and meet certain age requirements. Employees may contribute up to 92% of their compensation per year (subject to a maximum limit by federal tax law). Beginning in 2007, the Company provided matching contributions equal to 25% of the first 3% of contributed salary. The Company did not make matching contributions prior to January 1, 2007. Employer contributions were $96,000 for 2007.

8. Allergan Agreement

In September 2004, the Company entered into an agreement with Allergan, Inc. replacing its previous Vitrase collaboration agreement, and reacquired all rights to market and sell Vitrase for all uses in the United States and other specified markets. Under the Company’s new agreement, it agreed to pay Allergan approximately $10.0 million, which was paid in full in January 2005. The Company has also agreed to make royalty payments to Allergan on its U.S. sales of Vitrase for use in the posterior region of the eye. Allergan has an option to commercialize Vitrase in Europe subsequent to European Union, or EU, product approval. If Allergan does not exercise its option, then such European rights will revert to the Company, and Allergan will be paid a royalty on the Company’s European sales of Vitrase for use in the posterior region of the eye. Under the Company’s agreement with Allergan, it has responsibility to file for regulatory approval for Vitrase for vitreous hemorrhage in the EU. The $10 million was expensed as research and development cost in 2004 since, at that time, the technology had not reached technical feasibility and did not have alternative future use.

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

10.	Senju Agreement

In May 2002, the Company acquired substantially all of the assets of AcSentient, Inc., which included exclusive U.S. marketing rights for Istalol and Xibrom. Istalol and Xibrom were originally licensed by AcSentient from Senju. The full rights and obligations of AcSentient under the Senju license agreements were assigned to the Company as a part of the acquisition agreement between the Company and AcSentient, with such transfer approved by Senju.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2004, the Company entered into another license agreement with Senju under which Senju granted the Company exclusive U.S. marketing rights to Senju’s ecabet sodium product for the treatment of dry eye syndrome.

In 2006, the Company entered into three additional license agreements with Senju under which Senju granted the Company exclusive North American rights for Bepreve for the treatment of ocular allergy, latanoprost to treat glaucoma and iganidipine to enhance blood flow to the optic nerve.

Generally, under the terms of its agreements with Senju, the Company is responsible for all costs associated with developing the licensed products in ophthalmology for the United States and, with respect to bepotastine, latanoprost and iganidipine, North America, including clinical trials, regulatory filings, manufacturing, and, if the product is approved, marketing and sales activities.

The Company has paid to Senju non-refundable milestone payments of $4 million relating to the development process and regulatory approval of both Istalol and Xibrom; and will be required to pay royalties on product sales. The Company will also be required to pay to Senju non-refundable milestone payments of up to $3 million, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of ecabet sodium are accomplished; and royalties on future product sales. The Company will be required to pay to Senju non-refundable milestone payments of up to $6 million, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of bepotastine ophthalmic solution are accomplished; and royalties on future product sales. According to its iganidipine agreement with Senju, the Company will be required to pay Senju non-refundable milestone payments of approximately $8 million, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of iganidipine are accomplished; and royalties on future product sales. In addition, under the terms of its latanoprost agreement with Senju, the Company will be required to pay Senju non-refundable milestone payments of approximately $8 million, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of latanoprost are accomplished; and royalties on future product sales.

11. Tanabe Agreement

During September 2007, the Company licensed exclusive North American rights to nasal dosage forms of bepotastine, an investigational product for the treatment of allergy symptoms, from Tanabe Seiyaku Co., Ltd. Under the terms of the license agreement with Tanabe, the Company has paid an upfront payment to Tanabe of $2.0 million, and will make additional payments based on achievement of development and approval milestones, and royalties on future product sales. The Company is responsible for all costs associated with developing nasal bepotastine in North America, including clinical trials, FDA filings, manufacturing, and, if the product is approved, marketing and sales activities. The Company also obtained the right to develop other nasal bepotastine products, including a fixed combination with a steroid, and a future right to negotiate for a North American license to oral dosage forms of bepotastine for allergy treatment.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Quarterly Results of Operations (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 31, 2007. This data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except earnings per share).

	Quarter Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
	(Unaudited)
Revenue:
Product sales, net	$19,092	$15,796	$13,518	$10,183	$12,190	$8,190	$6,994	$5,355
License revenue	70	69	70	69	70	69	70	69

Total revenue	19,162	15,865	13,588	10,252	12,260	8,259	7,064	5,424

Cost of products sold	5,447	4,197	3,687	2,533	3,253	2,511	2,286	1,893

Gross profit margin	13,715	11,668	9,901	7,719	9,007	5,748	4,778	3,531

Costs and expenses:
Research and development	11,572	8,355	6,012	6,553	6,066	8,182	4,942	4,636
Selling, general and administrative	11,503	11,043	11,967	12,090	8,997	9,039	9,433	9,888

Total costs and expenses	23,075	19,398	17,979	18,643	15,063	17,221	14,375	14,524

Loss from operations	(9,360)	(7,730)	(8,078)	(10,924)	(6,056)	(11,473)	(9,597)	(10,993)
Interest income (expense), net	(496)	(441)	(665)	(527)	(377)	(304)	88	293

Net loss	$(9,856)	$(8,171)	$(8,743)	$(11,451)	$(6,433)	$(11,777)	$(9,509)	$(10,700)

Net loss per common share, basic and diluted	$(0.30)	$(0.25)	$(0.32)	$(0.44)	$(0.25)	$(0.45)	$(0.37)	$(0.41)

Net loss for the quarter ended December 31, 2007, included additional stock-based compensation expense of $425,000 due to changes in the risk-free interest rate and volatility assumptions.

13. Subsequent Event

As of December 31, 2007, our short-term investments included $9.8 million of high-grade (AAA rated) auction rate securities. On February 13, 2008, we were informed that there was insufficient demand at auction for our remaining auction rate securities of approximately $4.7 million. As a result, these affected securities are currently not liquid and may not become liquid unless we are successfully able to re-finance them, which could take up to twelve months, or unless a future auction on these investments is successful. If a liquid market does not ever develop for these securities, we may be required to hold them to maturity.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase and Sale Agreement dated May 3, 2002, by and between the Registrant and AcSentient, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002).

3.1	Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 7, 2003).

3.2	Certificate of Correction to Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 7, 2003).

3.3	Second Certificate of Correction to Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005).

3.4	Amended and Restated Bylaws of Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2006).

4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-34120) filed with the Commission on August 7, 2000).

4.2	Preferred Stock Rights Agreement dated as of December 31, 2001, by and between the Registrant and Mellon Investor Services LLC, as rights agent (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A (File No. 000-31255) filed with the Commission on January 22, 2002).

4.3	First Amendment to the Preferred Stock Rights Agreement dated as of November 18, 2002, by and between the Registrant and Mellon Investor Services LLC, as rights agent (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-31255) filed with the Commission on November 19, 2002).

4.4	Second Amendment to the Preferred Stock Rights Agreement, dated June 23, 2006, by and between the Registrant and U.S. Stock Transfer Corporation (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2006).

10.1	1993 Stock Plan and forms of agreements thereunder (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-34120) filed with the Commission on April 5, 2000). (2)

10.2	2000 Stock Plan (Amended and Restated) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Commission on August 14, 2003). (2)

10.3	Forms of agreements under 2000 Stock Plan (Incorporate by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-34120) filed with the Commission on April 5, 2000). (2)

10.4	2000 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 ( File No. 333-103281) filed with the Commission on February 18, 2003). (2)

10.5	Amendment No. 1 to Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on July 20, 2004). (2)

10.6	Amendment No. 2 to Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report of Form 8-K filed with the Commission on December 22, 2005). (2)

10.7	Third Amendment and Restatement to the 2004 Performance Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 25, 2006). (2)

10.8	Form of Stock Option Agreement under 2004 Performance Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005). (2)

10.9	Form of Restricted Stock Purchase Agreement under 2004 Performance Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005). (2)

10.10	Form of Indemnification Agreement by and between the Registrant and certain executive officers and directors of Registrant (Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 6, 2006). (2)

10.10.1	Schedule of Parties to Indemnification Agreement.

10.11	Lease by and between the Registrant and Aetna Life Insurance Company dated September 13, 1996 for leased premises located at 15279 Alton Parkway, Suite 100, Irvine, California (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-34120) filed with the Commission on April 5, 2000).

10.12	First Amendment to Lease by and between the Registrant and Alton Plaza Property, Inc. dated June 27, 2001 for leased premises located at 15279 Alton Parkway, Suite 100, Irvine, California (Incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002).

10.13	Second Amendment to Lease by and between the Registrant and Alton Plaza Property, Inc. dated February 13, 2002 for leased premises located at 15279 Alton Parkway, Suite 100, Irvine, California (Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002).

10.14	Third Amendment to Lease by and between the Registrant and Alton Plaza Property, Inc. dated August 13, 2004 for leased premises located at 15279 Alton Parkway, Suite 100, Irvine, California (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 13, 2004).

10.15	Fourth Amendment to Lease by and between the Registrant and Alton Plaza Property, Inc., dated for reference purposes only as of August 31, 2005, for the lease of office space located at 15273 Alton Parkway, Irvine, California (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 14, 2005).

10.16	Fifth Amendment to Lease by and between the Registrant and Alton Plaza Property, Inc., dated for reference purposes only as of July 25, 2007, for the lease of the office space located at 15285 Alton Parkway, Irvine, California (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 21, 2007).

10.17	License Agreement dated as of December 13, 2001, by and between Otsuka Pharmaceutical Co., Ltd., and the Registrant (Incorporated by reference to Exhibit 10.21 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 2, 2002). (1)

10.18	Supply Agreement dated as of December 13, 2001, by and between Otsuka Pharmaceutical Co., Ltd., and the Registrant (Incorporated by reference to Exhibit 10.22 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 2, 2002). (1)

10.19	Executive Employment Agreement dated March 13, 2006, by and between Vicente Anido, Jr., Ph.D. and the Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2006). (2)

10.20	Executive Employment Agreement dated February 10, 2003, by and between Lauren P. Silvernail and the Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, filed with the Commission on May 15, 2003). (2)

10.21	Form of Executive Employment Agreement by and between the Registrant and certain executive officers of the Registrant, each entered into on March 13, 2006 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2006). (2)

10.21.1	Schedule of Parties to Executive Employment Agreement.

10.22	Stand-Alone Stock Option Agreement dated December 21, 2001, by and between Vicente Anido, Jr., Ph.D. and the Registrant (Incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002). (2)

10.23	Change of Control Severance Agreement dated February 20, 2003 by and between Lauren Silvernail and the Registrant (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 6, 2006). (2)

10.24	Individual Non-Qualified Stock Option Agreement dated July 1, 2002, by and between Thomas A. Mitro and the Registrant (Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-103279) filed with the Commission on February 18, 2003). (2)

10.25	Individual Non-Qualified Stock Option Agreement dated August 5, 2002, by and between Kirk McMullin and the Registrant (Incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-103279) filed with the Commission on February 18, 2003). (2)

10.26	Bausch & Lomb Pharmaceuticals, Inc. Contract Manufacturing Supply Agreement dated February 6, 2003, by and between Bausch & Lomb Pharmaceuticals, Inc. and the Registrant (Incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on June 4, 2003). (1)

10.27	Bausch & Lomb Pharmaceuticals, Inc. Contract Manufacturing Supply Agreement dated November 25, 2002, by and between Bausch & Lomb Pharmaceuticals, Inc. and the Registrant (Incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on June 4, 2003). (1)

10.28	Agreement dated April 17, 2002, by and between Senju Pharmaceutical Co., Ltd. and AcSentient, Inc. (Incorporated by reference to Exhibit 10.43 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on June 4, 2003). (1)

10.29	Amendment to Timolol Agreement dated August 13, 2002, by and between Senju Pharmaceutical Co., Ltd. and the Registrant (Incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on April 30, 2003). (1)

10.30	License Agreement dated March 7, 2002, by and between Senju Pharmaceutical Co., Ltd and AcSentient, Inc. (Incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on June 4, 2003). (1)

10.31	Amendment to Bromfenac License Agreement dated August 13, 2002, by and between Senju Pharmaceutical Co., Ltd and the Registrant (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on April 30, 2003). (1)

10.32	Second Amendment to Bromfenac License Agreement dated May 31, 2006, by and between Senju Pharmaceutical Co., Ltd and the Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

10.33	Amended and Restated Supply Agreement dated June 16, 2004, by and between Biozyme Laboratories, Ltd. and the Registrant (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2004).

10.34	Technology License Agreement dated June 16, 2004, by and between Biozyme Laboratories, Ltd. and the Registrant (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2004).

10.35	Vitrase® Agreement dated September 27, 2004, by and between the Registrant and Allergan Sales, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the Commission on November 12, 2004). (1)

10.36	License Agreement dated November 17, 2004, by and between the Registrant and Senju Pharmaceuticals Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 28, 2004). (1)

10.37	Supply Agreement dated August 30, 2004, by and between the Registrant and Alliance Medical Products, Inc. (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005). (1)

10.38	Loan and Security Agreement dated December 22, 2005, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2005).

10.39	Loan Modification Agreement dated September 26, 2006, by and between the Registrant and Silicon Valley Bank

(Incorporated by reference to Exhibit 10.32.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed with the Commission on November 9, 2006).

10.40	Loan Modification Agreement dated January 30, 2007, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2007).

10.41	Loan Modification Agreement dated March 12, 2007, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 2007).

10.42	Exclusive License Agreement dated June 12, 2006, by and between the Registrant and Senju Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2006). (1)

10.43	Exclusive License Agreement dated June 12, 2006, by and between the Registrant and Senju Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2006). (1)

10.44	Securities Purchase Agreement, dated as of June 21, 2006, by and between the Registrant and the investors named therein (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 22, 2006).

10.45	Registration Rights Agreement, dated as of June 21, 2006, by and between the Registrant and the investors named therein (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 22, 2006).

10.46	Form of Senior Subordinated Convertible Note (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 22, 2006).

10.47	Exclusive License Agreement dated August 1, 2006, by and between the Registrant and Senju Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 3, 2006). (1)

10.48	Form of Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2007).

10.49	Exclusive License Agreement dated September 25, 2007, by and between Registrant and Tanabe Seiyaku Co., Ltd. (Incorporated by reference to Exhibit 10.47 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the Commission on November 6, 2007). (1)

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 6, 2006).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

(1)	Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to ISTA’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act of the Securities Exchange Act of 1934.

(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 15(a)(3) of Form 10-K.

(3)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.