Form 10-K/A
period 2007-12-31
ISTA PHARMACEUTICALS INC
filed 2008-04-28
CIK 930553

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of January 31, 2008 there were 32,923,116 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TA BLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 to the annual report on Form 10-K of ISTA Pharmaceuticals, Inc. (“ISTA”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2007, which was originally filed with the U.S. Securities and Exchange Commission, or SEC, on March 7, 2008, is being filed solely to include responses to the items required by Part III. This Amendment No. 1 does not reflect events occurring after March 7, 2008, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to our Restated Certificate of Incorporation and Amended and Restated Bylaws, our Board of Directors currently consists of eight persons and one vacancy. Our Board of Directors is divided into three classes serving staggered terms of three years. The Class I directors, Peter Barton Hutt, Benjamin F. McGraw III, Pharm.D., and Andrew J. Perlman, are scheduled to serve until the annual meeting of stockholders in 2010. The Class II directors, Vicente Anido, Jr., Ph.D., Kathleen D. LaPorte, and Richard C. Williams, are scheduled to serve until the annual meeting of stockholders in 2008. The Class III directors, Dean J. Mitchell and Wayne I. Roe, are scheduled to serve until the annual meeting of stockholders in 2009.

The following table sets forth the names, ages as of February 28, 2008, principal occupations and year of appointment of our directors:

Name	Age	Principal Occupation	Director Since
Class I Directors
Peter Barton Hutt	73	Senior Counsel, Covington & Burling	2002
Benjamin F. McGraw III, Pharm.D.	58	Managing Member, Long Shadows Asset Management, LLC	2000*
Andrew J. Perlman	60	Chief Executive Officer of Innate Immune, Inc.	2006

Class II Directors
Vicente Anido, Jr., Ph.D.	55	President and Chief Executive Officer	2001
Kathleen D. LaPorte	46	Managing Director, New Leaf Venture Partners, L.L.C.	2002
Richard C. Williams	64	President, Conner-Thoele Limited	2002

Class III Directors
Dean J. Mitchell	51	President and Chief Executive Officer of Alpharma, Inc.	2004
Wayne I. Roe	57	Retired	1998*

*	Dr. McGraw and Mr. Roe resigned as directors on November 19, 2002 in connection with the closing of a private placement financing and were reappointed as directors in December 2002.

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

Benjamin F. McGraw, III, Pharm.D. has served on our Board of Directors since April 2000, except for the period from November 2002 to December 2002. Dr. McGraw is the managing member of Long Shadows Asset Management, LLC, an investment advisory company. Prior to this, Dr. McGraw was President and Chief Executive Officer since 1994, director since 1996, and Treasurer since 2006, of Urigen Pharmaceuticals, Inc.

(formerly known as Valentis, Inc.), a biotechnology company. Prior to this, Dr. McGraw was Corporate Vice President for Corporate Development of Allergan. Before that, he was an equity analyst and a fund manager at Carerra Capital Management. Prior to this, he was Vice-President, Development for Marion Laboratories and Marion, Merrell Dow. Dr. McGraw is also a director of Urigen Pharmaceuticals, Inc. Dr. McGraw received B.S. and Doctor of Pharmacy degrees from the University of Tennessee Center for the Health Sciences where he also completed a clinical practice residency.

Andrew J. Perlman, M.D., Ph.D. was appointed to our Board of Directors in April 2006. Dr. Perlman is the co-founder and has served since October 2004 as the Chief Executive Officer of Innate Immune, Inc., a company engaged in the discovery and development of therapeutics for asthma and autoimmune diseases. Dr. Perlman served in various senior management positions, culminating as Executive Vice President, at Tularik, Inc., a public biotechnology company, from 1993 through October 2004; except from February to October 2002, when he served as the Chief Executive Officer and a member of the Board of Directors of Affymax, Inc., a privately-held biopharmaceutical company. While at Tularik, Dr. Perlman’s principal responsibilities were in the areas of clinical research and business development by which he provided medical input and strategy for all Tularik clinical projects, and played an active role in Tularik’s financing activities and in its merger with Amgen in 2004. Prior to 1993, Dr. Perlman was a Senior Director of Clinical Research at Genentech, Inc. and served as a faculty member in the Department of Medicine at Stanford University. Dr. Perlman presently is a member of the Board of Directors of Innate Immune, Inc. Dr. Perlman received his M.D. and his Ph.D. in Physiology from New York University.

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

Kathleen D. LaPorte has served on our Board of Directors since November 2002. Ms. LaPorte is a Managing Director of New Leaf Venture Partners, LLC located in Menlo Park, California. Previously, Ms. LaPorte was a General Partner in the Healthcare Technology Group of the Sprout Group located in Menlo Park, California, which she joined in 1993 and became a General Partner in 1994. Between 1987 and 1993, Ms. LaPorte was a principal at Asset Management Company, a venture capital firm focused on early-stage investments. Previously, Ms. LaPorte was a financial analyst with The First Boston Corporation. Ms. LaPorte is a member of the Board of Directors of Affymax, Inc. and VNUS Medical Technologies, Inc. Ms. LaPorte received a B.S. from Yale University and a M.B.A. from Stanford University Graduate School of Business.

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

Class III Directors

Dean J. Mitchell was appointed to our Board of Directors in July 2004. In July 2006, Mr. Mitchell assumed the role of President and Chief Executive Officer at Alpharma Inc., a global specialty pharmaceutical company, and was also appointed a member of its board of directors. Prior to Alpharma, he was President and Chief Executive Officer of Guilford Pharmaceuticals Inc., from December 2004 until its acquisition by MGI Pharma Inc. in October 2005 and was a non-executive Director of MGI until its acquisition by Eisai Co., Ltd. in January 2008. Mr. Mitchell was at Bristol-Myers Squibb (BMS) from 2001 until 2004 in several roles including President, International, President US Primary Care and Vice President, Strategy. He also spent 15 years at Glaxo SmithKline (GSK) and its predecessor companies, most recently as Senior Vice President, Clinical Development and Product Strategy from 1999 to 2001, and prior to that as Vice President and General Manager, Specialty Divisions, Strategic Planning and Business Development, from 1995 to 1999. He received his MBA degree from City University Business School (London, UK) and his B.Sc. degree in Biology from Coventry University, UK.

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

Other Executive Officers

Marvin J. Garrett (57) has served as our Vice President, Regulatory Affairs, Quality & Compliance since June 1999. From May 1994 to June 1999, Mr. Garrett was Vice President, Regulatory Affairs and Clinical Research for Xoma, Ltd., a biotechnology company. From 1990 to 1994, he was President and General Manager of Coopervision Pharmaceutical, a division of the Cooper Companies, Inc. Prior to joining Coopervision, Mr. Garrett was Vice President of Regulatory Affairs, Clinical Research and Quality for Iolab Pharmaceuticals, a Johnson & Johnson Company, and also Director of Regulatory Affairs for Allergan. Mr. Garrett received a B.S. in Microbiology from California State University, Long Beach.

Timothy R. McNamara, Pharm.D. (52) has served as our Vice President, Clinical Research and Medical Affairs since November 2006, and previously served as Director, Medical Affairs, from November 2004 to November 2006. Dr. McNamara was Director, Medical Affairs at Amgen from June 2001 to July 2004. Prior to that, Dr. McNamara was at Bristol-Myers Squibb from June 1989 to January 1998 where he last served as Director, Advance Health Care Services in the Department of Medical Affairs, and served as Senior Director of Medical Affairs for Searle from February 1998 to May, 2000, and was Chief Executive Officer of PRN Inc., a contract research organization, from June 2000 to June 2001. Dr. McNamara also held the position of Associate Professor at St. Louis College of Pharmacy and Samford University, and Clinical Pharmacist for the Program on Aging at Jewish Hospital and Washington University, School of Medicine, St Louis. Dr. McNamara received his B.S. in Pharmacy in 1979, and his Pharm.D. in 1981 from University of Missouri, Kansas City.

Kathleen McGinley (58) has served as our Vice President, Human Resources and Corporate Services, since November 2003. From January 2003 to November 2003, Ms. McGinley served as a consultant to ISTA. From May 2000 to January 2003, Ms. McGinley served as Director and Vice President, Human Resources for Littlefeet, Inc. From December 1999 to May 2000 she served as Director of Human Resources for Combi-Chem/Dupont Pharmaceuticals in San Diego, CA. Ms. McGinley received a M.S. from the University of Tennessee, Knoxville.

Kirk McMullin (54) has served as Vice President, Operations since August 2002. From 1995 to 2002, Mr. McMullin was Vice President, Worldwide Manufacturing Support for Allergan. Mr. McMullin received a B.A. from Humboldt State University.

Thomas A. Mitro (50) has served as our Vice President, Sales & Marketing since July 2002. From 1980 to 2002, Mr. Mitro held several positions at Allergan, including Vice President, Skin Care, Vice President, Business Development and Vice President, e-Business. Mr. Mitro received a B.S. degree from Miami University.

Lauren P. Silvernail (49) has served as our Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development since March 2003. From 1995 to March 2003, Mrs. Silvernail served in various operating and corporate development positions for Allergan, most recently serving as Vice President, Business Development. From 1989 to 1994, she was a general partner at Glenwood Ventures and served as a director and operating manager for several portfolio companies. Mrs. Silvernail received a M.B.A. from the University of California, Los Angeles.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has a standing Audit Committee comprised of Richard C. Williams (Chairman), Benjamin F. McGraw, III, Pharm.D. and Wayne I. Roe, all of whom meet the definition of “independent” set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules, as well as Section 10A(m) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10A-3 thereunder. The Board of Directors has also designated Mr. Williams and Dr. McGraw as our “audit committee financial experts,” as defined by the rules of the SEC. The Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of more than 10% of our common stock to file reports of ownership and reports of changes in the ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of such reports and amendments thereto received by the Company during or with respect to its most recent fiscal year and upon written representations regarding all reportable transactions, we did not identify any such required report that was not timely filed, except as follows: Drs. Anido and McNamara, Messrs. Mitro, McNamara, Garrett and McMullin, and Mmes. Silvernail and McGinley each filed a Form 4 late on February 21, 2007 to report the grant of stock options and restricted stock.

Code of Ethics

Our Board of Directors adopted our Code of Ethics and Conduct which applies to our principal executive officer and principal financial and accounting officer, as well as to all of our other employees. A copy of the Code of Ethics and Conduct is available on our website free of charge at www.istavision.com. If any substantive amendments are made to the written code of ethics, or if any waiver (including any implicit waiver) is granted from any provision of the Code of Ethics and Conduct for our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on our Internet site at www.istavision.com or in a Current Report on Form 8-K.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION & ANALYSIS

Compensation Philosophy

Compensation Objectives

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

Compensation Elements

Our compensation program is designed to be simple, straightforward and fair and consists of the following elements:

•	Base salary;

•	Annual cash bonus;

•	Long-term incentives;

•	A nominal perquisite; and

•	Employment and change-in-control agreements.

Target Pay and Mix for Compensation Elements

The Compensation Committee reviews both total compensation and each element of compensation when making pay decisions and recommendations to our Board of Directors. Although actual compensation can be above or below targets based on individual and Company performance, retention considerations and executive experience, we generally target the following market percentiles for compensation for our executives:

•	Base salary is targeted at the 50th percentile of the market to ensure that we provide a competitive pay package and provide executives with a level of security for at least a portion of their pay;

•	The annual cash bonus is targeted at the 75th percentile of the market in the event of superior performance to ensure that superior performance is incentivized and rewarded;

•	The annual long-term incentive grant is targeted at the 50th percentile of the market to reflect our emphasis on long-term Company growth; and

•	Our perquisites are nominal and our employment and change-in-control agreements are targeted at the median of the market.

In allocating compensation among these elements, we have pursued an overall compensation strategy for executives that emphasizes incentive, not fixed, compensation as illustrated by the following:

•

The base salary of our chief executive officer, or CEO, is only 34% of his total 2007 compensation package with the remaining 66% based on incentive compensation (based on a 2007 base salary, 2007 annual bonus paid in 2008, and the value of long-term incentives granted in 2007);

•

The base salaries of our other Named Executive Officers (each of whom, in addition to our CEO, are identified in the Summary Compensation Table below), on average, were 46% of their total 2007 compensation package with the remaining 54% based on incentive compensation (based on a 2007 base salary, 2007 annual bonus paid in 2008, and the value of long-term incentives granted in 2007); and

•

We have also emphasized long-term compensation over short-term compensation given that we are in our early stages of growth where a long-term focus is critical and given that we attract executives who are generally more motivated by long-term compensation over short-term compensation.

Compensation Element Details

Base Salary

We pay base salaries to reward executives for performing the core responsibilities of their positions and to provide them with a level of security with respect to a portion of their compensation. The primary factors considered by the Compensation Committee in establishing or making recommendations to the Board of Directors regarding base salaries are:

•	Individual and Company performance;

•	Executive experience, position criticality and overall responsibility of the executive;

•	Comparable company and survey market data; and

•	Internal equity among positions.

Named Executive Officer salaries are considered for adjustment annually as part of our annual review process. The base salary of our CEO is recommended by the Compensation Committee and approved by the Board of Directors. The base salary of all other Named Executive Officers is approved by the Compensation Committee. For 2007, Named Executive Officers were increased by approximately 4% to 5%. In addition, Mrs. Silvernail and Mr. McMullin received market adjustments of approximately 3%.

Annual Cash Bonus Plan

In February 2007, the Board of Directors, upon recommendation of the Board’s Compensation Committee, adopted a cash bonus plan (“Bonus Plan”). Under the Bonus Plan, participating executive officers and employees were eligible to earn cash bonus compensation based on 2007 Company and individual performance. The Bonus Plan is designed to reward achievement of predetermined Company and individual goals. No bonus is guaranteed to any executive.

The Compensation Committee was responsible for evaluating the individual performance of the CEO for the 2007 fiscal year and for submitting to the Board of Directors the Compensation Committee’s recommendation regarding the amount of the cash bonus payable to the CEO under the Bonus Plan. The Compensation Committee’s recommendation was based upon 2007 Company performance and such other relevant factors considered in the discretion of the Compensation Committee. The Board of Directors has the final authority to approve the Compensation Committee’s recommendation regarding the amount of the cash bonus payable, if any, to the CEO under the Bonus Plan.

The CEO was responsible for evaluating each participating executive officer’s 2007 performance and for submitting to the Compensation Committee his recommendations regarding the amount of the cash bonus payable to each such executive officer. The CEO’s recommendations were based upon the CEO’s assessment of each executive officer’s individual performance for 2007 and other relevant factors considered in the discretion of the CEO. The Compensation Committee had the final authority to approve the CEO’s recommendations regarding the amount of the cash bonus, if any, payable to each executive officer under the Bonus Plan.

Under the Bonus Plan, executives were eligible to receive all or a portion of a target bonus expressed as a percentage of their respective base salaries. The 2007 target bonus of our CEO was 60% of his base salary and the target bonuses for our other Named Executive Officers were between 35% and 40% of their annual base salaries. As a result of the Company falling behind comparable companies with respect to bonus target opportunity, the Compensation Committee recommended, and the Board of Directors approved, increasing the CEO’s 2008 target bonus from 60% to 65%, and the Compensation Committee approved the increase of Mrs. Silvernail’s and Mr. Mitro’s 2008 target bonuses from 40% to 50% and 40% to 45%, respectively, and all other Named Executive Officer’s 2008 targets bonuses from 35% to 40%.

Over time, the Bonus Plan has shifted from a milestone achievement plan of a developing biotechnology company to a plan that is more heavily weighted on achievement of specific financial goals that are more appropriate for a commercial pharmaceutical company. For 2007, funding for the Bonus Plan was weighted 70% on achievement of specific financial goals and 30% on achievement of specific milestones.

With respect to our 2007 financial goals (70% of the total bonus opportunity), the Board of Directors, upon recommendation of the Compensation Committee, adopted guidelines to determine tiered funding based on various levels of sales achievement and expense target. Regardless of the guidelines, Bonus Plan funding continues to be at the discretion of the Board of Directors. The portion of the funding of the Bonus Plan that was based on milestones (30% of the total bonus opportunity) involved the filing of a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, advancing a product into the next phase of trials and pipeline building activities. The specific details of these financial goals and milestones are confidential Company information, the disclosure of which could cause us financial harm. The Board of Directors considers these goals and milestones as challenging to achieve and are set to focus executive attention on key accomplishments that will enhance our long-term value.

Once the Board of Directors has established the funding level for the Bonus Plan, individual determinations of bonuses are calculated for the CEO and the other Named Executive Officers based on their achievement of specific goals appropriate to their roles in the Company. The CEO’s goals are identical to the Company’s funding goals, so he is measured 70% on financial performance and 30% on our specific milestone goals. Other Named Executive Officer goals are based on financial and department specific goals. As is the case with the financial goals and milestones, the specific details of the financial and department specific goals are confidential Company information, the disclosure of which could cause us financial harm. These financial and department specific goals are challenging to achieve and set to focus executive attention on key accomplishments that will enhance our long-term value.

Under the pre-established funding guidelines for the financial portion of the bonus (70% of the total bonus opportunity) and the milestone portion of the bonus (30% of the opportunity), the funding of the Bonus Plan was at 91% for fiscal 2007.

Bonus achievement by individual ranged from approximately 88% to 91% of target for all Named Executive Officers, except for Thomas Mitro. Mr. Mitro’s bonus was approximately 99% of target because of his exceptional performance in achieving the sales targets, market share results for Xibrom and Istalol and the building of the sales/marketing infrastructure, including the scale-up of the sales force.

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

Historically, we have awarded only stock options to executives and employees. In 2007, long-term incentive awards were delivered in the form of both stock options and restricted stock awards, with the following weightings:

Long-term Incentive Instrument	Approximate Percentage of Total Award Value (Assumes 3 to 1 Ratio of Options to Restricted Stock)
Stock Options	60%
Restricted Stock	40%

Stock options for annual performance grants vest 1/48th per month over 48 months (4 years) and restricted stock vests 25% per year over 4 years.

We made the decision to add restricted stock to the long-term incentive mix after careful consideration of the following factors:

•

The volatility of our common stock causes a high expense value for a stock option, which could create a situation where the cost to us of issuing an option could exceed the value ultimately delivered to employees;

•

Restricted stock has more retentive value in the event of a downturn in the stock markets and helps align employee thinking with a true shareholder in that employees would not only have an interest in increasing the value of the stock, but also an interest in avoiding price declines; and

•

The competitive marketplace is beginning to use restricted stock as at least a portion of the long-term incentive award and we want to ensure that our long-term incentive package remains competitive with the market.

Despite these potential advantages of restricted stock, the Compensation Committee still believes that continuing to grant a high percentage of the total long-term incentive package in stock options is important to ensure that employees are appropriately motivated to increase our long-term value.

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

The Chief Executive Office was granted 20,800 restricted shares and 93,600 stock options in 2007. Other Named Executive Officers received restricted stock grants ranging from 5,500 to 8,000 and option grants ranging from 24,200 to 36,000.

Perquisite

We only offer one nominal perquisite to our executives. Each executive is provided with a taxable benefit of $5,000 to cover the executive’s cost of tax preparation, financial planning or other non-reimbursable expenses at the executive’s discretion. The purpose of providing this benefit is to ensure that executives are focused on their Company responsibilities and not on taxes or financial planning, and to ensure that executives receive quality and ethical advice on these matters.

Employment and Change in Control Agreements

We have executive employment agreements (“Executive Employment Agreements”) with our CEO and each of the other Named Executive Officers. We have these Executive Employment Agreements to provide a competitive total compensation package for Named Executive Officers and to provide Named Executive Officers with personal financial security in the event that such Named Executive Officers are in the position of making Company decisions such as selling the Company or making an acquisition that may impact the Named Executive Officer’s own position with the Company. The level of benefit provided under the Executive Employment Agreements was established after a careful review of employment agreements with executives at comparable companies and after quantifying the Company’s financial exposure under the Executive Employment Agreements in the event of an executive termination under a variety of circumstances.

Each Executive Employment Agreement provides for an annual base salary and eligibility to receive an annual target bonus and equity awards. Annual adjustments to base salary, determination of bonuses and equity awards are at the discretion of our Board of Directors, with respect to CEO, and the Board’s Compensation Committee, with respect to the other Named Executive Officers.

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

Compensation Determination Process

Role of the Compensation Committee

The Compensation Committee of the Board of Directors, comprised of three independent directors, oversees our executive compensation programs. These programs include base salary for executive officers, both annual and long-term incentive compensation programs, perquisites, and employment and change-in-control agreements. The CEO’s total compensation is recommended by the Compensation Committee and approved by the Board of Directors. The compensation of all other executive officers is recommended by the CEO and approved by the Compensation Committee. See also “Compensation Element Details” above and “Role of Management in the Compensation Determination Process” below.

The specifics of the responsibilities of the Compensation Committee can be found in the Committee’s charter located on our website at www.istavision.com. The Compensation Committee meets regularly regarding compensation issues and regularly receives input from its independent compensation consultant, Pearl Meyer & Partners (“PM&P”).

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

Role of the Compensation Consultant in the Compensation Determination Process

In 2007, the Compensation Committee engaged PM&P as its independent, objective compensation consultant. PM&P reports directly to the Chair of the Compensation Committee and does not provide any services to us other than those requested by Compensation Committee Chair or his designee. PM&P assists the Compensation Committee and management in understanding compensation concepts, management proposals relating to changes in compensation, and changing regulatory requirements. Primary services provided to the Compensation Committee by PM&P in 2007 included:

•

Development of a Peer Group of comparable companies in the life sciences field that were of similar size to us. Comparable companies used in the 2007 compensation analyses were Auxilium Pharmaceuticals, Biomarin Pharmaceuticals, Encysive Pharmaceuticals, Hollis Eden Pharmaceuticals, Inspire Pharmaceuticals, Pain Therapeutics, Pozen Inc., Salix Pharmaceuticals, Santarus Inc., and ZILA Inc.;

•	A competitive analysis of compensation for each executive utilizing comparable company compensation data, and size and industry appropriate broad survey data;

•	Assistance with the preparation of our executive compensation disclosures;

•	Quantification of employment contract benefits under a variety of termination situations; and

•	General compensation advice.

Specifics of Compensation Determination Process

For 2007, the compensation determination process followed by the Compensation Committee was as follows:

•

On January 18, 2007, the Compensation Committee reviewed guidelines prepared by management at the Committee’s request regarding tiered funding of the financial component of the 2007 Bonus Plan (representing 70% of the total Bonus Pool funding opportunity) based on different levels of financial performance. The Compensation Committee also reviewed proposed milestone goals representing 30% of the total Bonus Plan funding opportunity. After discussion and deliberation, the Compensation Committee recommended that the Board of Directors approve the financial and milestone guidelines for the 2007 Bonus Plan, which were subsequently approved by the Board;

•

Also on January 18, 2007, the Compensation Committee reviewed the compensation of the CEO. In considering the appropriate level of compensation for the CEO, the Compensation Committee reviewed the CEO’s total current compensation, the Company and the CEO’s performance, as well as Peer Group and survey data compiled by the Compensation Committee’s independent compensation consultant. The Chair of the Compensation Committee proposed a recommended 2007 base salary and 2007 annual equity grant for the CEO based on the factors previously described. After discussion and deliberation, the Compensation Committee agreed with the Compensation Committee Chair’s recommendations and made a recommendation to the Board of Directors on February 2, 2007 to approve the CEO’s 2007 base salary and equity grant;

•	On February 2, 2007, the Board of Directors approved the CEO’s 2007 base salary and long-term incentive grant, as recommended by the Compensation Committee;

•

On February 2, 2007, the Compensation Committee reviewed the compensation of the other Named Executive Officers. In determining the appropriate level of compensation for the Named Executive Officers, the Compensation Committee reviewed each Named Executive Officer’s total current compensation, Company and individual performance, internal equity, the CEO’s recommendations, as well as Peer Group and survey data compiled by the Committee’s independent compensation consultant. After discussion and deliberation, the Compensation Committee approved the CEO’s recommendations regarding the other Named Executive Officers’ 2007 base salaries and 2007 long-term incentive grants;

•

On January 16, 2008, the Compensation Committee reviewed our performance against the pre-established goals for funding the Bonus Plan and, after discussing and reviewing the guidelines for the financial and milestone portions of the total 2007 Bonus Plan opportunity, the Compensation Committee determined and recommended to the Board of Directors that the 2007 Bonus Plan be funded at 91%. On February 8, 2008, the Board of Directors approved that the 2007 Bonus Plan be funded at 91%, as recommended by the Compensation Committee;

•

On January 16, 2008, the Compensation Committee reviewed and discussed the performance of the CEO in fiscal 2007 against the accomplishment of our goals in 2007, and recommended to the Board of Directors that the CEO receive a bonus of 91% of his target bonus; and

•

On February 8, 2008, the Board of Directors approved the CEO’s bonus at 91% of his target bonus, as recommended by the Compensation Committee. Also on February 8, 2008, the Compensation Committee approved the other Named Executive Officers bonuses, which ranged from 88% to 99% of their target bonuses depending on the achievement of their personal goals.

Impact of Accounting and Tax

Section 162(m) of the United States Internal Revenue Code of 1986, as amended, (the “Code”) may limit our ability to deduct for United States federal income tax purposes compensation in excess of $1,000,000 paid to our CEO and four other highest paid executive officers in any one fiscal year.

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

We have considered the impact of compensation expense associated with issuing stock options, and the potentially high expense associated with a Company stock option was a factor in the decision to change the long-term incentive compensation package from 100% options to 70% options and 30% restricted stock (assuming a 3 to 1 ratio of options to restricted stock).

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during fiscal year 2007 served as an officer, former officer or employee of the Company or any of its subsidiaries. During fiscal year 2007, no executive officer of the Company served as a member of the compensation committee of any other entity, one of whose executive officers served as a member of the Company’s Board of Directors or Compensation Committee, and no executive officer of the Company served as a member of the board of directors of any other entity, one of whose executive officers served as a member of the Company’s Compensation Committee.

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

Summary Compensation Table

The following table summarizes aggregate amounts of compensation paid or accrued by the Company for the year ended December 31, 2007 for services rendered by our chief executive officer, chief financial officer and each of our other three most highly compensated executive officers as of the end of the last fiscal year whose total compensation exceeded $100,000 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)[1]	Option Awards ($)[1]	Non- Equity Incentive Plan Compensation ($)[2]	All Other Compensation ($)[3]	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)
Vicente Anido, Jr., Ph.D.	2007	$447,507	$66,614	$288,426	$244,338	$5,000	$1,051,885
President & CEO	2006	$426,198	$27,423	$439,174	$204,575	$5,000	$1,102,370
Lauren P. Silvernail	2007	$259,160	$21,302	$125,426	$92,571	$5,000	$503,459
Chief Financial Officer	2006	$241,500	$8,256	$174,202	$81,144	$5,000	$510,102
Marvin J. Garrett	2007	$285,384	$22,148	$101,647	$88,297	$5,000	$502,476
Vice President, Regulatory Affairs, Quality, and Compliance	2006	$274,408	$8,994	$56,845	$78,000	$5,000	$423,247
Thomas A. Mitro	2007	$274,482	$20,114	$82,282	$110,561	$5,000	$492,439
Vice President, Sales and Marketing	2006	$263,925	$5,750	$125,438	$100,000	$5,000	$500,113
Timothy McNamara	2007	$249,600	$16,730	$101,062	$77,837	$5,000	$450,229
Vice President, Clinical Research and Medical Affairs	2006	$204,983	$4,073	$24,239	$69,120	$5,000	$307,415

1.	Represents the proportionate amount of the total fair value of option and stock awards recognized by the Company as an expense for financial accounting purposes. The fair values of these awards and the amounts expensed were determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No.123 (revised 2004) Share-Based Payment (FAS 123R). The awards for which expense is shown in this table include the awards described in the Grants of Plan-Based Awards table of this Form 10-K/A, as well as awards granted in previous years for which we continued to recognize expense. The assumptions used to calculate the FAS 123 fair value of option awards are disclosed in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Reflects the actual payouts for fiscal year 2007 under the plan-based non-equity incentive plan.

3.	Reflects payments for tax planning.

Grants of Plan-Based Awards in 2007 Fiscal Year

The following table summarizes grants of awards pursuant to plans made to Named Executive Officers during the year ended December 31, 2007.

Name	Grant Date[1]	Estimated Future Payouts Under Non-Equity Incentive Plan Awards[2,3]			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)[4]	Full Fair Value of Equity Award ($)5. 6
		Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	(#)	(#)	(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Vicente Anido, Jr., PhD	2/2/2007	$107,402	$268,504	$448,402				20,800		$7.43	$154,523
	2/2/2007								93,600	$7.43	$471,416
Lauren P. Silvernail	2/2/2007	$41,466	$103,664	$173,119				7,000		$7.43	$52,003
	2/2/2007								36,000	$7.43	$181,314
Marvin J. Garrett	2/2/2007	$39,954	$99,884	$166,807				7,000		$7.43	$52,003
	2/2/2007								36,000	$7.43	$181,314
Thomas A. Mitro	2/2/2007	$43,917	$109,793	$183,354				8,000		$7.43	$59,432
	2/2/2007								35,000	$7.43	$176,278
Timothy McNamara	2/2/2007	$34,944	$87,360	$145,891				5,500		$7.43	$40,860
	2/2/2007								24,200	$7.43	$121,883

1.	Reflects the SFAS 123R date of the grant for all stock options and restricted stock granted in 2007.

2.	For Dr. Anido, target reflects 60% of base salary. For Mr. Mitro and Ms. Silvernail, target reflects 40% of base salary. For all other executives, target reflects 35% of base salary.

3.	For all executives, the threshold of the plan-based non-equity incentive plan is 40% of target while the maximum is 167% of target.

4.	The exercise price of the option grants listed above corresponds with the closing price of our stock on the date of grant.

5.	For option awards, this value reflects the SFAS Black-Scholes value as of the date of the grant, February 2, 2007. The Black-Scholes value was $5.04 per option (using a volatility of 72.67%, an interest rate of 4.5% and an expected term of 6.08 years).

6.	For restricted stock awards, this value reflects the grant date value. For all awards, the fair market value is $7.43 per share which reflects the fair market value as of the closing price as of grant date.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table summarizes outstanding equity awards held by Named Executive Officers as of December 31, 2007.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options[1] (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date[1] (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Vicente Anido, Jr., PhD						13,950	$68,355
						20,800	$101,920
	100,461	0	0	$20.00	12/21/2011
	595,000	0	0	$3.49	12/16/2012
	84,333	3,667	0	$9.41	02/05/2014
	67,717	27,884	0	$10.27	02/17/2015
	59,675	70,525	0	$6.77	02/16/2016
	19,500	74,100	0	$7.43	02/02/2017
Lauren P. Silvernail						4,200	$20,580
						7,000	$34,300
	165,000	0	0	$5.40	03/10/2013
	26,833	1,167	0	$9.41	02/05/2014
	14,166	5,834	0	$10.27	02/17/2015
	18,287	21,613	0	$6.77	02/16/2016
	7,500	28,500	0	$7.43	02/02/2017
Marvin J. Garrett						4,575	$22,418
						7,000	$34,300
	14,815	0	0	$7.56	08/09/2009
	2,222	0	0	$7.56	03/14/2010
	1,700	0	0	$51.25	03/06/2011
	1,800	0	0	$22.50	10/29/2011
	2,000	0	0	$16.10	02/15/2012
	138,000	0	0	$3.49	12/16/2012
	20,125	875	0	$9.41	02/05/2014
	14,166	5,834	0	$10.27	02/17/2015
	19,891	23,509	0	$6.77	02/16/2016
	7,500	28,500	0	$7.43	02/02/2017
Thomas A. Mitro						2,925	$14,333
						8,000	$39,200
	30,000	0	0	$8.50	06/21/2012
	164,000	0	0	$3.49	12/16/2012
	23,958	1,042	0	$9.41	02/05/2014
	12,750	5,250	0	$10.27	02/17/2015
	13,887	16,413	0	$6.77	02/16/2016
	7,291	27,709	0	$7.43	02/02/2017
Timothy McNamara						3,375	$16,538
						5,500	$26,950
	23,125	6,875	0	$11.00	11/15/2014

6,737	7,963	0	$6.77	02/16/2016
11,266	30,334	0	$6.42	11/17/2016
5,041	19,159	0	$7.43	02/02/2017

1.	Initial stock option grants awarded to new executives vest over a 4-year period, with 25% vesting on the first anniversary of the initial grant and the remaining 75% vesting in 36 monthly installments. All other outstanding stock option grants vest in monthly increments over a 4-year period except for Mr. Garrett’s grant made on 10/29/2001 which vests upon the approval of a drug in development. All stock option grants have a 10-year term.

Option Exercises and Stock Vested in Fiscal Year 2007

The following table sets forth information concerning the exercise of stock options or vesting of restricted stock for each Named Executive Officer in 2007.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized Upon Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Vicente Anido, Jr., PhD			4,650	$37,712
Lauren P. Silvernail			1,400	$11,354
Marvin J. Garrett			1,525	$12,368
Thomas A. Mitro			975	$7,907
Timothy R. McNamara			1,125	$7,794

Termination of Employment and Change-in-Control Agreements

CEO and Named Executive Officers Excluding Mrs. Silvernail

In the event a Named Executive Officer’s (excluding Mrs. Silvernail) employment is terminated by us without cause absent a change in control of the Company, we will provide the following severance compensation and benefits:

•

A lump sum severance payment in an amount equal to 12 months base salary with respect to the CEO, and 9 months base salary with respect to the other Named Executive Officers (excluding Mrs. Silvernail);

•

Health insurance premiums payable by us for continued health insurance coverage for such officer and all then insured dependents for a period of up to twelve months with respect to the CEO, and up to nine months with respect to the other Named Executive Officers (excluding Mrs. Silvernail). To be eligible for this coverage, such Named Executive Officers (excluding Mrs. Silvernail) must make a timely election to continue such coverage under COBRA and our obligation to pay the monthly health insurance premiums for continued group medical insurance ends when the Named Executive Officer becomes eligible for health insurance with a new employer; and

•	Outplacement services for one year, at our expense not to exceed $25,000, with a nationally recognized service selected by us.

In the event of a change in control of the Company and if within twenty-four months following such change in control the Named Executive Officer’s (excluding Mrs. Silvernail) employment is terminated by us without cause, or such Named Executive Officer (excluding Mrs. Silvernail) resigns for good reason within sixty days of the event forming the basis for such good reason termination, then we will provide the Named Executive Officer (excluding Mrs. Silvernail) with severance compensation and benefits consisting of:

•

For the CEO, a lump sum severance payment in an amount equal to 24 months base salary plus 2 times the higher of: (a) the target bonus to be earned for the year in which termination occurs, or (b) the bonus amount paid to the CEO in the prior year;

•

For other Named Executive Officers (excluding Mrs. Silvernail), 12 months base salary plus the higher of (a) one times the target bonus to be earned for the year in which termination occurs, or (b) one times the bonus amount paid the Named Executive Officer (excluding Mrs. Silvernail) in the prior year;

•

Health insurance premiums payable by us for continued health insurance coverage for such executive and all then insured dependents for a period of up to 24 months with respect to the CEO and 12 months with respect to all other Named Executive Officers (excluding Mrs. Silvernail). To be eligible for this coverage, each Named Executive Officer must make a timely election to continue such coverage under COBRA and our obligation to pay the monthly health insurance premiums for continued group medical insurance ends when the Named Executive Officer becomes eligible for health insurance with a new employer;

•	Outplacement services for one year, at our expense not to exceed $25,000, with a nationally recognized service selected by us; and

•

Any unvested options, restricted shares or other equity based awards then held by a Named Executive Officer (excluding Mrs. Silvernail) will become fully vested and, with respect to options, immediately exercisable, as of the date of termination.

Lauren P. Silvernail

We have an employment agreement with Lauren P. Silvernail. Mrs. Silvernail’s employment agreement sets forth her compensation arrangements, including her initial annual base salary and initial option grant. Mrs. Silvernail is also entitled to a performance bonus of up to 35% of her annual base salary. In February 2008, the Compensation Committee approved the increase of Mrs. Silvernail’s target bonus from 35% to 40%.

In the event of termination of employment not following a change-in-control other than voluntarily or for cause, Mrs. Silvernail will receive:

•	6 months of base salary as severance.

Mrs. Silvernail’s change-in-control agreement with us provides that if Mrs. Silvernail’s employment is terminated as a result of an “involuntary termination” within 24 months after a “change of control,” then she will be entitled to:

•	9 months of base salary and healthcare related benefits.

•	A pro rata portion of her performance bonus based upon the number of months that she was employed during the year of termination.

All options to purchase our common stock held by Mrs. Silvernail vest in full upon a “change of control” regardless of whether she is terminated, and all shares of stock subject to a right of repurchase by us (or our successor) that were purchased prior to the change of control shall have such right of repurchase lapse with respect to all of such shares.

The following tables summarize the amounts that would have been payable to each Named Executive Officer assuming the Named Executive Officer terminated on December 31, 2007:

Payments to Vicente Anido, Jr., PhD Assuming a December 31, 2007 Termination

	Cash Severance						Equity			Benefits Continuation4 / Outplacement Services[6]	401(K) Plan Balance	Total
	Base Salary			Bonus[1]			Value of Vested Equity[2]	Value of Accelerated Unvested Equity[3]
Circumstances of Termination:	Multiple	$		Multiple	$
For Cause Termination[5]
Voluntary Termination[5]	N/A		N/A	N/A		N/A	$838,950	N/A		N/A	N/A	$838,950
Death or Disability[5]
Involuntary Without Cause Termination[6]	1		$447,507	N/A		N/A	$838,950	N/A		$40,482	N/A	$1,326,939
Within 24 Months Following a Change in Control[6] • Involuntary Without Cause Termination or • Executive Resignation for Good Reason	2		$895,014	2		$537,008	$838,950	$170,275	[3]	$55,964	N/A	$2,497,212

1.	In the event of termination in context of a Change in Control, Dr. Anido receives the greater of (A) two (2) times his target bonus to be earned for the year in which termination occurs or (B) two (2) times the bonus amount paid to the Executive in the prior year. The bonus amount reflects the 2007 target bonus.

2.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $4.90 as of December 31, 2007.

3.	Any unvested and outstanding Equity Awards held by Dr. Anido shall become 100% vested as of the termination date of his employment.

4.	Health insurance premiums payable by the Company for continued health insurance coverage for Dr. Anido and all his then currently insured dependents continue for up to 12 months, or 24 months in the context of a Change in Control, and his then currently insured dependents, provided that Dr. Anido makes a timely election to continue that coverage under COBRA, and provided further that the Company’s obligation to pay monthly health insurance premiums for continued group medical insurance will end when Dr. Anido becomes eligible for health insurance with a new employer, and Dr. Anido agrees to promptly notify the Company in writing of any such event of eligibility.

5.	Dr. Anido will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.

6.	Dr. Anido will also receive outplacement services for one year, at the Company’s expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by the Company.

Payments to Lauren P. Silvernail Assuming a December 31, 2007 Termination

	Cash Severance						Equity		Benefits Continuation[3]	401(K) Plan Balance	Total
	Base Salary			Bonus[1]			Value of Vested Equity[2]	Value of Accelerated Unvested Equity
Circumstances of Termination:	Multiple	$		Multiple	$
For Cause Termination[4]
Voluntary Termination[4]	N/A		N/A	N/A		N/A	$0	N/A	N/A	$71,424	$71,424
Death or Disability[4]
Involuntary Without Cause Termination	0.5		$129,580	N/A		N/A	$0	N/A	N/A	$71,424	$201,004
Within 24 Months Following a Change in Control[5] • Involuntary Without Cause Termination or • Executive Resignation for Good Reason	0.75		$194,370	N/A		$92,571	$0	$54,880	$11,612	$71,424	$424,857

1.	In the event of termination in context of a Change in Control, Mrs. Silvernail will be entitled to a pro rata portion of her performance bonus based upon the number of months that she was employed during the year of termination. The bonus amount reflects 2007 bonus received.

2.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $4.90 as of December 31, 2007.

3.	In the event of a change-in-control, health insurance premiums payable by the company for continued health insurance coverage for up to 9 months for Mrs. Silvernail, provided that she makes a timely election to continue that coverage under COBRA, and provided further that the company’s obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mrs. Silvernail becomes eligible for health insurance with a new employer, and Mrs. Silvernail agrees to promptly notify the Company in writing of any such event of eligibility.

4.	Mrs. Silvernail will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.

5.	All options to purchase the Company’s common stock held by Mrs. Silvernail vest in full upon a “change of control” regardless of whether she is terminated, and all shares of stock subject to a right of repurchase by the Company (or its successor) that were purchased prior to the change of control shall have such right of repurchase lapse with respect to all of such shares.

Payments to Marvin J. Garrett Assuming a December 31, 2007 Termination

	Cash Severance					Equity			Benefits Continuation4 / Outplacement Services[6]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]			Value of Vested Equity[2]	Value of Accelerated Unvested Equity
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[5]
Voluntary Termination[5]	N/A	N/A	N/A		N/A	$194,580	N/A		N/A	$21,338	$215,918
Death or Disability[5]
Involuntary Without Cause Termination[6]	0.75	$214,038	N/A		N/A	$194,580	N/A		$36,612	$21,338	$466,568
Within 24 Months Following a Change in Control[6] • Involuntary Without Cause Termination or • Executive Resignation for Good Reason	1	$285,384	1		$99,884	$194,580	$56,718	[3]	$40,482	$21,338	$698,386

1.	In the event of termination in context of a Change in Control, Mr. Garrett receives the greater of (A) one (1) times his target bonus to be earned for the year in which termination occurs or (B) one (1) times the bonus amount paid to the Executive in the prior year. The bonus amount reflects the 2007 target bonus.

2.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $4.90 as of December 31, 2007.

3.	Any unvested and outstanding Equity Awards held by Executive shall become 100% vested as of the termination date of the Executive’s employment.

4.	Health insurance premiums payable by the Company for continued health insurance coverage for Mr. Garrett and all then currently insured dependents continue for up to 9 months, or 12 months in the context of a Change in Control, and his then currently insured dependents, provided that Mr. Garrett makes a timely election to continue that coverage under COBRA, and provided further that the Company’s obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mr. Garrett becomes eligible for health insurance with a new employer, and Mr. Garrett agrees to promptly notify the Company in writing of any such event of eligibility.

5.	Mr. Garrett will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.

6.	Mr. Garrett will also receive outplacement services for one year, at the Company’s expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by the Company.

Payments to Thomas A. Mitro Assuming a December 31, 2007 Termination

	Cash Severance						Equity			Benefits Continuation4 / Outplacement Services[6]	401(K) Plan Balance	Total
	Base Salary			Bonus[1]			Value of Vested Equity[2]	Value of Accelerated Unvested Equity
Circumstances of Termination:	Multiple	$		Multiple	$
For Cause Termination[5]
Voluntary Termination[5]	N/A		N/A	N/A		N/A	$231,240	N/A		N/A	N/A	$231,240
Death or Disability[5]
Involuntary Without Cause Termination[6]	0.75		$205,862	N/A		N/A	$231,240	N/A		$36,612	N/A	$473,713
Within 24 Months Following a Change in Control[6] • Involuntary Without Cause Termination or • Executive Resignation for Good Reason	1		$274,482	1		$110,561	$231,240	$53,533	[3]	$40,482	N/A	$710,298

1.	In the event of termination in context of a Change in Control, Mr. Mitro receives the greater of (A) one (1) times his target bonus to be earned for the year in which termination occurs or (B) one (1) times the bonus amount paid to him in the prior year. The bonus amount reflects the 2007 actual bonus.

2.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $4.90 as of December 31, 2007.

3.	Any unvested and outstanding Equity Awards held by Executive shall become 100% vested as of the termination date of the Executive’s employment.

4.	Health insurance premiums payable by the Company for continued health insurance coverage for Mr. Mitro and all then currently insured dependents continue for up to 9 months, or 12 months in the context of a Change in Control, and his then currently insured dependents, provided that Mr. Mitro makes a timely election to continue that coverage under COBRA, and provided further that the Company’s obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mr. Mitro becomes eligible for health insurance with a new employer, and Mr. Mitro agrees to promptly notify the Company in writing of any such event of eligibility.

5.	Mr. Mitro will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.

6.	Mr. Mitro will receive outplacement services for one year, at the Company’s expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by the Company.

Payments to Timothy McNamara Assuming a December 31, 2007 Termination

	Cash Severance						Equity			Benefits Continuation4 / Outplacement Services[6]	401(K) Plan Balance	Total
	Base Salary			Bonus[1]			Value of Vested Equity[2]	Value of Accelerated Unvested Equity
Circumstances of Termination:	Multiple	$		Multiple	$
For Cause Termination[5]
Voluntary Termination[5]	N/A		N/A	N/A		N/A	$0	N/A		N/A	$60,480	$60,480
Death or Disability[5]
Involuntary Without Cause Termination[6]	0.75		$187,200	N/A		N/A	$0	N/A		$36,612	$60,480	$284,292
Within 24 Months Following a Change in Control[6] • Involuntary Without Cause Termination or • Executive Resignation for Good Reason	1		$249,600	1		$87,360	$0	$43,488	[3]	$40,482	$60,480	$481,410

1.	In the event of termination in context of a Change in Control, Mr. McNamara receives the greater of (A) one (1) times his target bonus to be earned for the year in which termination occurs or (B) one (1) times the bonus amount paid to him in the prior year. The bonus amount reflects the 2007 target bonus.

2.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $4.90 as of December 31, 2007.

3.	Any unvested and outstanding Equity Awards held by Mr. McNamara shall become 100% vested as of the termination date of his employment.

4.	Health insurance premiums payable by the Company for continued health insurance coverage for Mr. McNamara and all then currently insured dependents continue for up to 9 months, or 12 months in the context of a Change in Control, and his then currently insured dependents, provided that Mr. McNamara makes a timely election to continue that coverage under COBRA, and provided further that the Company’s obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mr. McNamara becomes eligible for health insurance with a new employer, and Mr. McNamara agrees to promptly notify the Company in writing of any such event of eligibility.

5.	Mr. McNamara will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.

6.	Mr. McNamara will also receive outplacement services for one year, at the Company’s expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by the Company.

DIRECTOR COMPENSATION

Our non-employee directors receive the following compensation for the service on Board of Directors and its Committees as follows:

•	An annual retainer of $20,000 for Board of Directors service.

•	$1,500 for each Board meeting attended.

•	$1,000 for each Committee meeting attended.

•	$1,000 for telephonic attendance at any Board or committee meeting.

•	The Chairperson of the Board receives an additional $30,000 annual retainer.

•	The Chairperson of the Audit Committee receives an additional $10,000 annual retainer.

•	The Chairperson of each of the Compensation and Nominating and Governance Committees receives an additional $5,000 annual retainer.

•	Reimbursement for travel and miscellaneous expenses in connection with attendance at Board and committee meetings.

•

Upon initial election or appointment to the Board, an equity grant of options and restricted stock, determined by dividing $193,250 by the closing price of our common stock on the grant date, comprised of 60% options and 40% restricted stock (based on a 3:1 ratio of options to restricted stock).

•

Non-employee directors who, immediately after the annual meeting of stockholders, continue to serve on the Board of Directors and have served on the Board for at least the six (6) months preceding the annual meeting of stockholders receive an annual equity grant of options and restricted stock equal, determined by dividing $127,650 by the closing price of our common stock on the grant date, comprised of 60% options and 40% restricted stock (based on a 3:1 ratio of options to restricted stock).

•

The shares subject to the initial equity grants vest in three equal annual installments while the shares subject to the annual equity grants will be fully vested upon the first anniversary of the date of grant.

•

During the fiscal year ending December 31, 2007, we granted non-employee directors options to purchase an aggregate of 77,700 shares of common stock each at an exercise price of $6.90 per share and issued an aggregate of 17,262 shares of restricted stock at a purchase price of $0.001 per share under our 2004 Performance Incentive Plan.

The following table summarizes all compensation paid to or earned by directors for fulfilling their duties as directors in 2007.

Director Compensation Paid for the 2007 Fiscal Year

Name	Fees Earned or Paid in Cash ($)[1]	Stock Awards ($)	Option Awards ($)[2]	Total ($)
(a)	(b)	(c)	(d)	(h)
Peter Barton Hutt	$34,407	$3,765	$72,048	$110,220
Kathleen D. LaPorte	$34,500	$3,765	$72,048	$110,313
Benjamin F. McGraw III, Pharm.D.	$53,000	$3,765	$72,048	$128,813
Dean J. Mitchell	$37,000	$3,765	$72,048	$112,813
Andrew Perlman	$32,000	$3,765	$41,808	$77,573
Wayne I. Roe	$37,000	$3,765	$72,048	$112,813
Richard Williams	$73,500	$3,765	$72,048	$149,313

1.	Reflects cash compensation earned for fiscal year end 2007.

2.	Represents the proportionate amount of the total fair value of option and stock awards recognized by the Company as an expense in 2007 for financial accounting purposes. The fair values of these awards and the amounts expensed in 2007 were determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No.123 (revised 2004) Share-Based Payment (FAS 123R). The awards for which expense is shown in this table include the awards made in 2007 as well as awards granted in previous years for which we continued to recognize expense in 2007. The assumptions used to calculate the FAS 123 fair value of option awards are disclosed in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. In 2007, each Director received 2,466 stock awards and 11,100 options. The grant date fair value of 2007 stock awards and option awards computed in accordance with Statement of Financial Accounting Standards No. 123R to each Director was $17,012.93 and $47,169.45, respectively. As of December 31, 2007, each Director had 2,466 restricted shares outstanding. Each Director also had the following number of options outstanding: Peter Barton Hutt, 100,850; Kathleen D. LaPorte, 100,850; Benjamin F. McGraw III, Pharm.D., 107,183; Dean J. Mitchell, 75,600; Andrew J. Perlman, 31,100; Wayne I. Roe, 110,146; Richard C. Williams, 100,850.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of February 28, 2008, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all of our directors and executive officers as a group.

Name And Address of Beneficial Owner (1)	Amount And Nature of Beneficial Ownership (2)	Approximate Percent Owned (2)
DIRECTORS AND NAMED EXECUTIVE OFFICERS
Vicente Anido, Jr., Ph.D. (3)	1,046,169	3.08%
Marvin J. Garrett (4)	254,476	*
Peter Barton Hutt (5)	92,216	*
Kathleen D. LaPorte (6)	93,342	*
Benjamin F. McGraw III, Pharm.D. (7)	100,049	*
Dean J. Mitchell (8)	50,966	*
Thomas A. Mitro (9)	284,968	*
Andrew J. Perlman (10)	15,800	*
Wayne I. Roe (11)	102,638	*
Lauren P. Silvernail (12)	270,350	*
Richard C. Williams (13)	118,716	*
Timothy McNamara (14)	71,376	*
All executive officers and directors as a group (14 persons) (15)	2,501,066	7.08%
5% STOCKHOLDERS
Investor AB (16)	2,658,392	8.05%
Credit Suisse (17)	7,527,631	22.4%
Visium Asset Management, LLC (18) Jacob Gottlieb	2,389,708	7.08%
James E. Flynn and Deerfield Investment Entities (19)	3,686,866	10.99%
Mazama Capital Management, Inc. (20)	1,802,472	5.46%
Highbridge International LLC (21)	1,955,883	5.87%
HBK Investments L.P. (22)	2,621,232	7.35%
Antecip Capital LLC (23)	2,921,850	8.85%
Versant Capital Management LLC Herriot Tabuteau

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each stockholder is c/o ISTA Pharmaceuticals, Inc., 15295 Alton Parkway, Irvine, California 92618.

(2)

This table is based upon information supplied by officers and directors, and with respect to principal stockholders, Schedules 13D and 13G, as well as Forms 4, filed with the SEC. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage ownership is based on 33,031,774 shares of common stock outstanding as of February 28, 2008. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of the February 28, 2008, are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(3)	Includes 956,969 shares subject to options exercisable within 60 days after February 28, 2008.

(4)	Includes 231,376 shares subject to options exercisable within 60 days after February 28, 2008.

(5)	Includes 89,750 shares subject to options exercisable within 60 days after February 28, 2008.

(6)	Includes 89,750 shares subject to options exercisable within 60 days after February 28, 2008.

(7)	Includes 96,083 shares subject to options exercisable within 60 days after February 28, 2008.

(8)	Includes 48,500 shares subject to options exercisable within 60 days after February 28, 2008.

(9)	Includes 259,868 shares subject to options exercisable within 60 days after February 28, 2008.

(10)	Includes 13,334 shares subject to options exercisable within 60 days after February 28, 2008.

(11)	Includes 99,046 shares subject to options exercisable within 60 days after February 28, 2008.

(12)	Includes 240,943 shares subject to options exercisable within 60 days after February 28, 2008.

(13)	Includes 89,750 shares subject to options exercisable within 60 days after February 28, 2008.

(14)	Includes 55,376 shares subject to options exercisable within 60 days after February 28, 2008.

(15)	Includes 2,270,745 shares subject to options exercisable within 60 days after February 28, 2008.

(16)

Based on a Form 4 filed with the SEC on June 19, 2007, by Investor AB. Consists of 1,860,874 shares held by Investor Growth Capital Limited and 797,518 shares held by Investor Group, L.P., of which Investor AB serves as the ultimate general partner. Investor Growth Capital Limited is a Guernsey company, with its principal place of business at National Westminster House, Le Truchot, St. Peter Port, Guernsey, Channel Islands GYI, 4PW. Investor Growth Capital Limited is ultimately a wholly owned subsidiary of Investor AB, a publicly-held Swedish company with its principal place of business at Arsenalsgatan 8c, S-103 32, Stockholm, Sweden.

(17)

Based in part on (i) a Schedule 13D/A filed with the SEC on July 3, 2007, and (ii) a Form 4 filed with the SEC on October 15, 2007, each filed by Credit Suisse, a Swiss bank (the “Bank”), on behalf of its subsidiaries to the extent that they constitute the Investment Banking division (the “Investment Banking division”), the Alternative Investments business (the “AI Business”) within the Asset Management division (the “Asset Management division”) and the U.S. private client services business (the “U.S. PCS Business”) within the Private Banking division (the “Private Banking division”) (the “Reporting Person”). The Reporting Person may be deemed to beneficially own an aggregate of 7,527,631 shares of Common Stock, consisting of (i) 6,587,036 shares of Common Stock held directly by Sprout Capital IX, L.P. (“Spout IX”), and 561,628 shares of Common Stock issuable upon the conversion of $4,285,215 aggregate principal amount of senior subordinated convertible notes held directly by Sprout IX, (ii) 26,388 shares of Common Stock held directly by Sprout Entrepreneurs’ Fund, L.P. (“Sprout Entrepreneurs”), and 2,360 shares of Common Stock issuable upon the conversion of $18,000 aggregate principal amount of senior subordinated convertible notes held directly by Sprout Entrepreneurs, (iii) 324,300 shares of Common Stock held directly by Sprout IX Plan

Investors, L.P. (“IX Plan”), and 25,791 shares of Common Stock issuable upon the conversion of $196,785 aggregate principal amount of senior subordinated convertible notes held directly by IX Plan, (iv) 128 shares of Common Stock held directly by Credit Suisse Securities (USA) LLC (“CS Sec USA LLC”), , a Delaware limited liability company and a registered broker-dealer that effects trades in many companies, including the Company. The address of the Bank’s principal business and office is Uetlibergstrasse 231, P.O. Box 900, CH 8070 Zurich, Switzerland and the Reporting Person’s principal business and office in the United States is Eleven Madison Avenue, New York, New York 10010. The Bank owns directly a majority of the voting stock, and all of the non-voting stock, of Credit Suisse Holdings (USA), Inc. (“CS Hldgs USA Inc”), a Delaware corporation. The address of the principal business and office of CS Hldgs USA Inc is Eleven Madison Avenue, New York, NY 10010, USA. The ultimate parent company of the Bank and CS Hldgs USA Inc, and the direct owner of the remainder of the voting stock of CS Hldgs USA Inc, is Credit Suisse Group (“CSG”), a corporation formed under the laws of Switzerland. CS Hldgs USA Inc owns all of the voting stock of Credit Suisse (USA), Inc. (“CS USA Inc”), a Delaware corporation and holding company. CS USA Inc is the successor company of Credit Suisse First Boston (USA), Inc. (“CSFB-USA”), and all references hereinafter to CSFB-USA shall be deemed to refer to CS USA Inc. CS USA Inc is the sole member of CS Sec USA LLC. CS Sec USA LLC is the successor company of Credit Suisse First Boston LLC (“CSFB LLC”), which is the successor company of Credit Suisse First Boston Corporation (“CSFBC”), and all references hereinafter to CSFB LLC and CSFBC shall be deemed to refer to CS Sec USA LLC. The address of the principal business and office of each of CS USA Inc and CS Sec USA LLC is Eleven Madison Avenue, New York, New York 10010. Sprout IX, Sprout Entrepreneurs and IX Plan are Delaware limited partnerships which make investments for long-term appreciation. DLJ Capital Corporation (“DLJCC”), a Delaware corporation and a wholly-owned subsidiary of CS USA Inc, acts as a venture capital partnership management company. DLJCC is also the general partner of Sprout Entrepreneurs. DLJCC is also the managing general partner of Sprout IX and, as such, is responsible for its day-to-day management. DLJCC makes all of the investment decisions on behalf of Sprout IX and Sprout Entrepreneurs. DLJ Associates IX, L.P. (“Associates IX”), a Delaware limited partnership, is a general partner of Sprout IX and in accordance with the terms of the relevant partnership agreement, does not participate in investment decisions made on behalf of Sprout IX. DLJ Capital Associates IX, Inc. (“DLJCA IX”), a Delaware corporation and wholly-owned subsidiary of DLJCC, is the managing general partner of Associates IX. DLJ LBO Plans Management Corporation II (“DLJLBO II”), a Delaware corporation, is the general partner of IX Plan and, as such, is responsible for its day-to-day management. DLJLBO II makes all of the investment decisions on behalf of IX Plan. DLJLBO II is an indirect wholly-owned subsidiary of CS USA Inc. The address of the principal business and office of each of DLJCC, DLJCA IX, Associates IX, Sprout IX, Sprout Entrepreneurs, IX Plan and DLJLBO II is Eleven Madison Avenue, New York, New York 10010. DLJCC, DLJCA IX, Associates IX, Sprout IX, Sprout Entrepreneurs, IX Plan and DLJLBO II are collectively referred to as the “CS Entities.” With respect to any rights or powers to vote, or to direct the vote of, or to dispose of, or direct the disposition of, the shares of ISTA Common Stock referenced above, there is shared power to vote, or to direct the vote of, and to dispose of, or to direct the disposition of, such shares of Common Stock among the Reporting Person, CS Hldgs USA Inc, CS USA Inc, CS Sec USA LLC and the CS Entities.

(18)

Based on information set forth in a Schedule 13G/A filed with the SEC on October 29, 2007. Consists of (i) 907,906 shares of Common Stock held by Visium Balanced Fund Offshore, LTD. (including 295,840 shares issuable upon conversion of a senior subordinated convertible note); (ii) 671,713 shares of Common Stock held by Visium Long Bias Offshore Fund, LTD. (including 128,284 shares issuable upon conversion of a senior subordinated convertible note); (iii) 457,944 shares of Common Stock held by Visium Balanced Fund (including 189,841 shares issuable upon conversion of a senior subordinated convertible note); (iv) 222,785 shares of Common Stock held by Visium Long Bias Fund (including 39,014 shares issuable upon conversion of a senior subordinated convertible note); and (v) 129,360 shares of Common Stock held by Atlas Master Fund, Ltd. (including 67,862 shares issuable upon conversion of a senior subordinated convertible note). Visium Asset Management, LLC is the investment advisor to the Visium Balanced Fund, LP, Visium Balanced Offshore Fund, Ltd. Visium Long Bias Fund, LP and Visium Long Bias Offshore Fund, Ltd. (collectively, the “Visium Funds”), and also manages an account for Atlas Master Fund, Ltd. Jacob Gottlieb is the Principal of Visium Asset Management, LLC. By virtue of such relationship, Visium Asset Management, LLC and Mr. Gottlieb share dispositive and voting control over such securities and, therefore, beneficially own the securities held by the Visium Funds and Atlas Master Fund, Ltd. The principal business office of Visium Balanced Fund, LP, Visium Long Bias Fund, LP, and Visium Asset Management, LLC is c/o Visium Asset Management, LLC, 950 Third Avenue, New York, NY 10022. The principal business office of Visium Balanced Fund Offshore, Ltd. and Visium Long Bias Fund Offshore, Ltd., is c/o Morgan Stanley Fund Services (Cayman) Limited, P.O. Box 2681GT, Century yard, 4th Floor, Cricket Square, Hutchins Drive, Grand Cayman, Cayman Islands, British West Indies. The principal business office of Atlas Master Fund, Ltd., is c/o Walkers SPV Limited, Walker House, P.O. Box 908 GT, George Town, Grand Cayman, Cayman Islands, British West Indies.

(19)

Based on (i) a Schedule 13G/A filed with the SEC on February 13, 2007 by James E. Flynn, individually, and on behalf of Deerfield Capital, L.P., Deerfield Partners, L.P., Deerfield Special Situations Fund, L.P., Deerfield Management Company, L.P., Deerfield International Limited, Deerfield Special Situations Fund International Limited. Consists of (i) 1,142,318 shares (including 202,228 shares issuable upon conversion of a senior subordinated convertible note) held by Deerfield Partners, L.P., (ii) 290,757 shares held by Deerfield Special Situations Fund, L.P., (iii) 1,588,736 (including 322,019 shares issuable upon conversion of a senior subordinated convertible note) held by Deerfield International Limited, (iv) 585,055 shares held by Deerfield Special Situations Fund International Limited, and (v) 80,000 shares held by James E. Flynn. Deerfield Capital, L.P. is the general partner of Deerfield Partners, L.P. and Deerfield Special Situations Fund, L.P. James E. Flynn is the managing member of the general partner of Deerfield Capital, L.P. Deerfield Management Company, L.P. is the investment manager of Deerfield International Limited and Deerfield Special Situations Fund International Limited. Mr. Flynn is the managing member of the general partner of Deerfield Management Company, L.P. Mr. Flynn disclaims beneficial ownership in shares held by the various Deerfield entities except to the extent of his pecuniary interest therein. The business address of James E. Flynn, Deerfield Capital, L.P., Deerfield Partners, L.P. Deerfield Special Situations Fund, L.P. and Deerfield Management Company, L.P. is 780 Third Avenue, 37th Floor, New York, NY 10017. The business address of Deerfield International Limited and Deerfield Special Situations International Limited is c/o Hemisphere Management (B.V.I.) Limited, Bison Court, Columbus Centre, P.O. Box 3460, Road Town, Tortola, British Virgin Islands.

(20)

Based on information set forth in a Schedule 13G filed with the SEC on February 8, 2008. The principal business office for Mazama Capital Management, Inc. is One Southwest Columbia Street, Suite 1500 Portland, Oregon 97258.

(21)

Based on information set forth in a Schedule 13G filed with the SEC on February 12, 2008. Consists of 1,693,760 shares of Common Stock and $2,000,000 aggregate principal amount of Senior Subordinated Convertible Notes due June 22, 2011 (the “Notes”) convertible into 262,123 shares of Common Stock (not counting any accrued and unpaid interest on the Notes. Each of Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca may be deemed the beneficial owner of the 1,693,760 shares of Common Stock beneficially owned by Highbridge International LLC and the 262,123 shares of Common Stock (not counting any accrued and unpaid interest on the Notes) issuable to Highbridge International LLC upon conversion of the Notes. Highbridge Capital Management, LLC is the trading manager of Highbridge International LLC. Glenn Dubin is the Chief Executive Officer of Highbridge Capital Management, LLC. Henry Swieca is the Chief Investment Officer of Highbridge Capital Management, LLC. Each of Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca disclaims beneficial ownership of the shares of Common Stock owned by Highbridge International LLC. The principal business office of Highbridge International LLC is c/o Harmonic Fund Services, the Cayman Corporate Centre, 4th Floor, 27 Hospital Road, Grand Cayman, Cayman Islands, British West Indies. The principal business office of Highbridge Capital Management, LLC is 9 West 57th Street, 27th Floor, New York, New York 10019. The principal business office of Messrs. Dubin and Swieca is c/o Highbridge Capital Management, LLC, 9 West 57th Street, 27th Floor, New York, New York 10019.

(22)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2008 by HBK Investments L.P. (“HBK Investments”). Consists of shares of Common Stock issuable upon conversion of a convertible note (collectively, the “Securities”) owned by HBK Master Fund L.P. (the “Fund”). HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to HBK Services LLC (“Services”). Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom, and/or HBK Hong Kong Ltd., a corporation organized under the laws of Hong Kong (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P. The principal business office of HBK Investments is 300 Crescent Court, Suite 700, Dallas, Texas 75201.

(23)

Based on information set forth in a Schedule 13G/A filed with the SEC on March 7, 2008. Comprised of (i) 2,660,000 shares held by Antecip Capital LLC, and (ii) 261,850 shares held by Versant Capital Management LLC. Herriot Tabuteau is the managing member of Antecip Capital LLC and Versant Capital Management LLC and so may be deemed to beneficially own such shares of Common Stock. Mr. Tabuteau disclaims such beneficial ownership. The principal business office of Antecip Capital LLC is 630 5th Avenue, Suite 2074, New York, New York 10111. The principal business office of Versant Capital Management LLC is 45 Rockefeller Plaza, Suite 2074, New York, New York 10111. The principal business office of Mr. Tabuteau is c/o Antecip Capital LLC, 630 5th Avenue, Suite 2074, New York, New York 10111.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Since January 1, 2007, there have been no transactions in which the Company was or is a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404(a) of Regulation S-K) had or will have a direct or indirect material interest, and there are currently no such proposed transactions.

Review, Approval or Ratification of Transactions with Related Persons

Our policy with regard to related party transactions is that all material transactions are to be reviewed by the Audit Committee for any possible conflicts of interest. A “related party transaction” is defined to include any transaction or series of transactions exceeding $120,000 in which we are a participant and any related person has a material interest. Related persons would include our directors, executive officers (and immediate family members of our directors and executive officers), and persons controlling over five percent of our outstanding common stock. In the event of a potential conflict of interest, the Audit Committee will generally evaluate the transaction in terms of: (i) the benefits to the Company; (ii) the impact on a director’s independence in the event the related person is a director, an immediately family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated third parties or to employees generally. The Audit Committee will then document its findings and conclusions in written minutes. In the event a transaction relates to a member of our Audit Committee, that member will not participate in the Audit Committee’s deliberations.

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

Ernst & Young LLP has audited our financial statements annually since our inception in 1992. The following is a summary of the fees billed to us by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees
Audit Fees	$608,629	$437,379
Audit Related Fees	—	—
Tax Fees	147,180	52,684
All Other Fees	—	—

Total Fees	$755,809	$490,063

Audit Fees. These consist of fees billed for professional services rendered for the audit of our consolidated financial statements, review of interim consolidated financial statements included in the quarterly reports on Form 10-Q for the respective fiscal years, irrespective of the period in which the related services are rendered or billed and services provided by the independent auditors in connection with regulatory filings, including accounting and financial work related to the proper application of financial accounting and/or reporting standards.

Audit-Related Fees. These consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”. These services include consultations related to internal control and compliance procedures, due diligence related to mergers and acquisitions and consultations concerning financial accounting and reporting standards.

Tax Fees. The aggregate fees for professional services rendered by Ernst & Young LLP for tax compliance, tax planning and tax advice were $147,180 and $52,684 for the fiscal years ended December 31, 2007 and December 31, 2006, respectively. These services include assistance related to state tax incentives.

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

For non-audit services, our senior management will submit from time to time to the Audit Committee for approval of non-audit services that it recommends the Audit Committee engage the independent auditor to provide for the fiscal year. Our senior management and the independent auditor will each confirm to the Audit Committee that each non-audit service is permissible under all applicable legal requirements. A budget, estimating non-audit service spending for the fiscal year, will be provided to the Audit Committee along with the request. The Audit Committee must approve both permissible non-audit services and the budget for such services. The Audit Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

The Audit Committee approved all of the services provided by Ernst & Young LLP described above.

PART IV

Item 15:	Exhibits and Financial Statement Schedules.

(3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2008.

By:	/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.