Form 10-Q
period 2008-03-31
ISTA PHARMACEUTICALS INC
filed 2008-05-01
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2008 was 33,029,326.

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$22,401	$25,500
Short-term investments – available for sale securities	7,227	20,640
Accounts receivable, net of allowances of $307 in 2008 and $187 in 2007	12,183	11,161
Inventory, net of allowances of $707 in 2008 and $396 in 2007	2,374	2,294
Other current assets	2,212	2,122

Total current assets	46,397	61,717
Property and equipment, net	5,512	5,389
Available for sale securities	4,498	—
Deferred financing costs	1,821	1,963
Restricted cash	1,600	2,400
Deposits and other assets	211	247

Total assets	$60,039	$71,716

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,746	$3,661
Accrued compensation and related expenses	2,478	3,696
Accrued expenses — clinical trials	1,456	960
Line of credit	10,000	7,500
Current portion of long-term liabilities	521	601
Current portion of obligation under capital lease	86	98
Other accrued expenses	13,148	12,515

Total current liabilities	29,435	29,031
Deferred rent	228	230
Deferred income	3,264	3,333
Obligation under capital leases	160	177
Convertible notes	40,474	40,253

Total liabilities	73,561	73,024
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at March 31, 2008 and December 31, 2007; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2008 and December 31, 2007; 33,029,326 and 32,911,887 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	33	33
Additional paid-in-capital	302,809	301,857
Accumulated other comprehensive loss	(226)	(15)
Accumulated deficit	(316,138)	(303,183)

Total stockholders’ deficit	(13,522)	(1,308)

Total liabilities and stockholders’ deficit	$60,039	$71,716

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Product sales, net	$15,454	$10,183
License revenue	69	69

Total revenue	15,523	10,252
Cost of products sold	4,189	2,533

Gross profit margin	11,334	7,719
Costs and expenses:
Research and development	9,815	6,302
Selling, general and administrative	13,650	12,341

Total costs and expenses	23,465	18,643

Loss from operations	(12,131)	(10,924)
Interest income	388	454
Interest expense	(1,212)	(981)

Net loss	$(12,955)	$(11,451)

Net loss per common share, basic and diluted	$(0.39)	$(0.44)

Shares used in computing net loss per common share, basic and diluted	32,988	26,224

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net loss	$(12,955)	$(11,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	898	827
Amortization of deferred financing costs	142	139
Amortization of discount on convertible note	9	—
Change in value of derivatives related to convertible notes	212	—
Depreciation and amortization	245	153
Changes in operating assets and liabilities:
Accounts receivable, net	(1,022)	473
Inventory, net	(80)	(135)
Other current assets	(90)	(325)
Accounts payable	(1,915)	(956)
Accrued compensation and related expenses	(1,218)	(455)
Accrued expenses — clinical trials and other accrued expenses	1,129	65
Other liabilities	(80)	(61)
Deferred rent	(2)	(4)
Deferred income	(69)	(69)

Net cash used in operating activities	(14,796)	(11,799)

Investing Activities
Maturities of marketable securities	8,704	8,910
Purchases of equipment	(368)	(472)
Restricted cash	800	800
Deposits and other assets	36	(4)

Net cash provided by investing activities	9,172	9,234

Financing Activities
Proceeds from exercise of stock options	6	137
Obligation under capital lease	(29)	(10)
Proceeds from line of credit	10,000	6,500
Repayment on line of credit	(7,500)	(6,500)
Proceeds from issuance of common stock, net of issuance costs	48	53

Net cash provided by financing activities	2,525	180

Decrease in Cash and Cash Equivalents	(3,099)	(2,385)
Cash and cash equivalents at beginning of period	25,500	17,236

Cash and Cash Equivalents At End of Period	$22,401	$14,851

See accompanying notes

ISTA Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. The Company

ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. The Company reincorporated in Delaware on August 4, 2000. Xibrom™, Xibrom QD™, Istalol®, Vitrase®, Bepreve™, T-Pred™, ISTA®, ISTA Pharmaceuticals, Inc.® and the ISTA logo are the Company’s trademarks, either owned or under license.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of ISTA have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under general accepted accounting principles (GAAP) and, therefore should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the statement of financial condition and results of operations for the three month periods ended March 31, 2008, and 2007 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

Allowances for estimated rebates and chargebacks were $0.8 million and $0.7 million as of March 31, 2008 and 2007, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

Allowances for product returns were $2.0 million and $0.6 million as of March 31, 2008 and 2007, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy, which allows customers to return product within six months of its expiry dating and for a period up to 12 months after it has reached the expiration date. The Company estimates its liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above.

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, the Company’s absolute exposure for rebates, chargebacks and product returns has increased as a result of increased sales of its existing products and the Company having additional historical sales data upon which to analyze these allowances. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The exposure to these revenue-reducing items as a percentage of gross product revenue for the three months ended March 31, 2008 and 2007 was 4.0% and 6.6%, respectively, for the allowance for rebates, chargebacks and discounts, and was 3.9% and 0.8%, respectively, for the allowance for product returns.

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

Inventories

Inventory at March 31, 2008 consisted of $819,000 of raw materials and $2.3 million of finished goods, net of $707,000 in inventory reserves. Inventory at December 31, 2007 consisted of $617,000 in raw materials and $2.1 million of finished goods, net of $396,000 in inventory reserves.

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

Restricted Cash

The Company has $1.6 million of restricted cash at March 31, 2008, which supports a letter of credit issued as security for interest payments on the outstanding senior subordinated convertible notes.

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, or SFAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157), or FSP FAS 157-2, delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, or SFAS 159, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2008 Using:
(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at March 31, 2008
Cash and cash equivalents (including restricted cash)	$24,001	$—	$—	$24,001
Short-term investments – available for sale securities	7,227	—	—	7,227
Available for sale securities – long term	—	—	4,498	4,498
Derivatives	—	—	(592)	(592)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities
Beginning balance at December 31, 2007	$—
Total gains or losses (realized or unrealized)	—
Included in earnings
Included in other comprehensive income	(202)
Purchases, issuances, and settlements	4,700
Transfers in and/or out of Level 3	—

Ending balance at March 31, 2008	$4,498

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivative on Convertible Note
Beginning balance at December 31, 2007	$(380)
Total gains or losses (realized or unrealized)
Included in earnings	(212)
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or of Level 3	—

Ending balance at March 31, 2008	$(592)

Available for Sale Securities – Short and Long Term

Available for sale securities consist primarily of certificates of deposit, corporate bonds, commercial paper, U.S. Treasury securities and agency bonds, and auction rate securities (“ARS”). ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process which primarily occur every 7 to 35 days.

Available for sale securities at fair value, which approximates unamortized cost, consist of the following:

	March 31, 2008	December 31, 2007
Commercial Paper	$4,525	$7,042
Corporate Bonds	—	3,247
Certificates of Deposit	700	601
Auction Rate Securities	4,498	9,750
U.S. Treasury securities and agency bonds	2,002	—

Total	$11,725	$20,640

Despite the underlying long-term contractual maturity of ARS, there has generally been a ready liquid market for these securities based on the interest reset mechanism. Historically, these securities were classified as current assets due to the Company’s intent and ability to sell these securities as necessary to meet current liquidity needs. However, as a result of current negative liquidity and uncertainty in financial credit markets, the Company has experienced “failed” auctions associated with certain of its remaining ARS. In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular. The remaining ARS as of March 31, 2008 consist primarily of fully insured, AAA rated government guaranteed under the Federal Family Education Loan Program, or FFELP, student loan-backed securities. Due to the aforementioned uncertainties, all of the Company’s auction rate securities were classified as long-term investments in the condensed consolidated balance sheet as of March 31, 2008.

In determining the fair value of the Company’s available-for-sale auction rate securities at March 31, 2008, it has taken into consideration fair values determined by the financial institutions, current credit rating of the securities, discounted cash flow analysis, as deemed appropriate, and its current liquidity position. The amount of unrealized losses related to the temporary impairment of the ARS was $0.2 million for the three months ended March 31, 2008.

Comprehensive Income (Loss)

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income”, or SFAS 130, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the three months ended March 31, 2008 and 2007 was $13.2 million and $11.5 million, respectively. In accordance with SFAS 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ deficit.

As of March 31, 2008 and December 31, 2007, accumulated foreign currency translation adjustments were ($25,000) and ($25,000), respectively, and accumulated unrealized gains (losses) on investments were ($201,000) and $10,000, at March 31, 2008 and December 31, 2007, respectively.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123(R), which requires measurement and recognition of compensation expense for all share-based awards made to employees and directors. Under SFAS 123R, the fair value of share-based awards is estimated at grant date using an option pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

Since share-based compensation under SFAS 123R is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Beginning January 1, 2008, the simplified method was no longer permitted and the Company estimated the expected term based on the contractual term of the awards and employees’ exercise and expected post-vesting termination behavior. The impact of this transition did not have a significant impact on the valuation of the Company’s stock options.

At March 31, 2008, there was $8.9 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of 2 years.

Restricted Stock Awards

During the three months ended March 31, 2008 the Company granted a total of 121,205 shares of restricted common stock to employees under the Company’s 2004 Performance Incentive Plan, as amended. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of four years.

The amount of compensation to be recognized is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $133,000 and $58,000 for the three months ended March 31, 2008 and March 31, 2007, respectively. As of March 31, 2008, there was approximately $1.6 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, or SFAS 128, and SEC SAB No. 98, or SAB 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares, such as stock options, outstanding during the period. Such common equivalent shares have not been included in the Company’s computation of diluted net loss per share as their effect would be anti-dilutive. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options, warrants, and as-converted shares was 11,175,877 and 11,110,607 for the three months ended March 31, 2008 and 2007, respectively.

Under the provisions of SAB 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented.

Executive Employment Agreements

The Company has agreements with each of its officers which provides that any unvested stock options and restricted shares then held by such officer will become fully vested and, with respect to stock options, immediately exercisable, in the event of a change in control of the Company and, in certain instances, if within twenty-four months following such change in control such officer’s employment is terminated by the Company without cause or such officer resigns for good reason within sixty days of the event forming the basis for such good reason termination.

Equity Financing

In June 2007, the Company entered into definitive agreements with institutional accredited investors with respect to the private placement of 5.25 million shares of its common stock at a purchase price of $7.00 per share, resulting in gross proceeds of approximately $36.75 million before payment of placement agent fees and offering expenses.

Convertible Notes

The Company issued $40 million in convertible notes in June 2006 which provide, among other things, that if there is a change in control of the Company, as defined, during the term of the convertible notes (maturing in June 2011) the holders of the notes will be entitled to receive a cash payment equal to 115% of the principal amount of the notes, plus accrued but unpaid interest, or a formula based on the Company’s stock price on certain specified dates. Since the settlement is indexed to the Company’s stock, the settlement feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. Changes in fair value of the derivative are recorded as interest expense and the difference between the face value of the convertible notes and the amount remaining after the bifurcation is recorded as a discount to be amortized over the term of the notes, which is five years.

The derivative liability as of March 31, 2008 and 2007 is $0.6 million and $0.2 million, respectively, and is classified with the host debt instrument in convertible notes in the condensed consolidated balance sheet. The embedded derivative is marked-to-market through earnings on a quarterly basis. The net effect of the changes in the value of the derivative ($212,000 at March 31, 2008) and the amortization of the related debt discount ($9,000 at March 31, 2008) was not significant in 2008 and 2007.

Commitments and Contingencies

The Company is subject to routine claims and litigation incidental to its business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on the operating results, cash flows or financial position of the Company.

Segment Reporting

The Company currently operates in only one segment.

Income Taxes

At December 31, 2007, the Company had federal and state tax net operating loss, or NOL, carryforwards of approximately $175.1 million and $96.3 million, respectively, which will begin to expire in 2008 and 2007 respectively, unless previously utilized. The Company also had federal and state research and development, or R&D, credit carryforwards of $7.3 million and $4.5 million, respectively. The federal R&D tax credits will begin to expire in 2008, unless previously utilized. The Company’s California research tax credit carryforwards do not expire and will carry forward indefinitely until utilized.

Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of December 31, 2007 and March 31, 2008. Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions, utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that might have occurred previously or that could occur in the future. Due to the significant complexity and cost, the Company has not completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” or FIN 48. There have been no significant changes during the three months ended March 31, 2008 for any uncertain tax positions and the Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2007 or March 31, 2008. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1992 to 2007 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released FSP FAS 157-2, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company does not believe the adoption of SFAS 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact on its consolidated financial statements.

New Accounting Standard Not Yet Adopted

In November 2007, the Emerging Issues Task Force, or EITF, issued EITF Issue 07-01 “Accounting for Collaborative Arrangements”, or EITF 07-01. EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of EITF 07-01, but does not currently believe that it will have a material impact on the results of operations, financial position or cash flows of the Company.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”, or SFAS 141R. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the impact of this statement but believes it will not have a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the impact of this statement, but believes it will not have a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

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

Overview

We are an ophthalmic pharmaceutical company. Our products and product candidates address the $4.7 billion U.S. prescription ophthalmic market and include therapies for inflammation, ocular pain, glaucoma, allergy, dry eye, vitreous hemorrhage, and diabetic retinopathy. We currently have three products for sale in the U.S.: Xibrom™ (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, Istalol® (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase® (hyaluronidase for injection) for use as a spreading agent. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $316.1 million through March 31, 2008.

Results of Operations

Three Months Ended March 31, 2008 and 2007

Revenue. Product sales were approximately $15.5 million for the three months ended March 31, 2008, as compared to $10.2 million for the three months ended March 31, 2007. The increase in revenue was primarily attributable to the continued growth of Xibrom and Istalol in the marketplace.

In addition to product revenues for the three months ended March 31, 2008 and 2007, we recorded license revenue of $69,000 in each of the three months ended March 31, 2008 and 2007, reflecting the amortization of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

The following table sets forth our net revenue for each of our products for each of the three month periods ended March 31, 2008 and 2007 and the corresponding percentage change.

Net Revenue

$ millions	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007	% Change
Xibrom	$11.8	$7.0	69%
Istalol	2.7	2.2	23%
Vitrase	0.9	1.0	-10%
Other	0.1	0.1	0%

Total Net Revenue	$15.5	$10.3	51%

Gross margin and cost of products sold. Gross margin for the three months ended March 31, 2008 was 73% of net revenue, or $11.3 million, as compared to 75% of net revenue, or $7.7 million, for the three months ended March 31, 2007. The change in gross margin as a percentage of net revenue is primarily due to an increase in royalty rate for Xibrom and other costs.

Cost of products sold was $4.2 million for the three months ended March 31, 2008, as compared to $2.5 million for the three months ended March 31, 2007. Cost of products sold for the three months ended March 31, 2008 and 2007 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales year over year.

We expect our gross margin for 2008 will be approximately 70% to 73%, subject to quarterly fluctuations based on revenue mix.

Research and development expenses. Research and development expenses were $9.8 million for the three months ended March 31, 2008, as compared to $6.3 million for the three months ended March 31, 2007. The increase in research and development expenses for the first quarter of 2008 was primarily the result of an increase in clinical development costs, which include clinical investigator fees, study monitoring costs and data management costs, due to the completion of the Xibrom QD once-daily Phase III studies, Bepreve Phase III studies and other studies. Additionally, there was $0.2 million of stock-based compensation expense included in research and development expenses for the three months ended March 31, 2008 as compared to no stock-based compensation expense included in research and development expenses for the three months ended March 31, 2007. Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial scale manufacturing capabilities for Vitrase, Istalol and Xibrom.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, and medical affairs costs. In addition, we also record as research and development expenses any up front and milestone payments that have accrued to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. For the three months ended March 31, 2008, approximately 70% of our research and development expenditures were for clinical development costs, 2% were for regulatory costs, 4% were for pharmaceutical development costs, 15% were for manufacturing development costs, 8% were for medical affairs costs and 1% for stock-based compensation expense.

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for the three months ended March 31, 2008 were $6.8 million as compared to $3.5 million for the three months ended March 31, 2007 or an increase of $3.3 million. The increase in clinical costs in 2008 was primarily due to costs associated with the Xibrom QD clinical trial, the Bepreve Phase III clinical trials and other study costs.

•

Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, were $0.2 million for the three months ended March 31, 2008 as compared to $0.8 million for the three months ended March 31, 2007. The decrease of $600,000 was due primarily to an overall increase in outside consulting costs offset by a receivable recorded at March 31, 2008 in the amount of $0.9 million representing a partial refund of our NDA filing fee paid in December 2007 for Xibrom QD. The receivable was subsequently collected.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for the three months ended March 31, 2008 were $0.4 million as compared to $0.3 million for the three months ended March 31, 2007 or an increase of $100,000. The increase is primarily due to the overall increase in outside research expenses.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for the three months ended March 31, 2008 were $1.5 million as compared to $1.1 million for the three months ended March 31, 2007 or an increase of $400,000. The increase is primarily attributable to an overall increase in research related costs such as clinical supplies and stability studies associated with our growing pipeline of products.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for the three months ended March 31, 2008 were $0.8 million as compared to $0.6 million for the three months ended March 31, 2007, or an increase of $200,000. The increase is primarily attributable to an overall increase in outside consulting and investigator costs.

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

Depending upon the progress of our clinical and pre-clinical programs, we expect our research and development expenses in 2008 will be approximately $34 to $38 million, including stock-based compensation expense, which we estimate to be approximately $1.5 to $2.5 million.

Selling, general and administrative expenses. Selling, general and administrative expenses were $13.7 million for the three months ended March 31, 2008, as compared to $12.3 million for the three months ended March 31, 2007. The $1.4 million increase in selling, general and administrative expenses in 2008 as compared to 2007 primarily results from higher sales and marketing expenses associated with the expansion of our sales force ($0.9 million), an overall increase in administrative costs related to expanding our operations and other general corporate expenses, such as facility and personnel costs ($0.6 million), offset by a decrease in compensation expense ($0.1 million) due to the allocation of a portion of compensation expense to research and development expense. Selling, general, and administrative expenses during the first quarter of 2008 includes $0.7 million in stock-based compensation expense.

We anticipate our selling, general and administrative expenses for 2008 will be approximately $50 to $54 million, including stock-based compensation expense which we estimate will be approximately $2.5 to $3.5 million.

Stock-based compensation. Compensation for stock options granted to non-employees has been determined in accordance with SFAS No. 123(R), “Share-Based Payment”, or SFAS 123R, and EITF Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”. Stock option compensation for non-employees is recorded as the related services are rendered and the value of compensation is periodically re-measured as the underlying options vest.

For the three months ended March 31, 2008 and 2007, we granted stock options to employees to purchase 823,447 shares of common stock (at a weighted average exercise price of $4.61 per share) and 909,829 shares of common stock (at a weighted average exercise price of $7.59 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 121,205 restricted stock awards and 101,291 restricted stock awards for the three months ended March 31, 2008 and 2007, respectively, and included in stock compensation expense was $133,000 and $58,000 for the three months ended March 31, 2008 and 2007, respectively, related to these restricted stock awards.

Interest income. Interest income was $0.4 million for the three months ended March 31, 2008, as compared to $0.5 million for the three months ended March 31, 2007. The decrease in interest income was primarily attributable to lower rates of return on cash balances for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007.

Interest expense. Interest expense was $1.2 million for the three months ended March 31, 2008, as compared to $1.0 million for the three months ended March 31, 2007. The increase in interest expense was primarily attributable to the interest on the outstanding amounts under our credit facility, the amortization of the deferred financing costs associated with the issuance of $40.0 million in senior subordinated convertible notes, the interest recorded on these outstanding senior subordinated convertible notes and the mark-to-market adjustment on the derivative associated with the subordinated convertible notes.

Liquidity and Capital Resources

As of March 31, 2008, we had approximately $29.6 million in cash, cash equivalents and short-term investments, $1.6 million of restricted cash, which supports a letter of credit issued as security for interest payments on the outstanding senior subordinated convertible notes, $4.5 million in long term investments and working capital of $16.1 million. Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2000, we have received gross proceeds of approximately $281.7 million from sales of our common stock and the issuance of promissory notes and convertible debt.

Under our revolving credit facility, we may borrow up to the lesser of $10.0 million or 66.67% of our unrestricted cash, cash equivalents and net receivables. As of March 31, 2008, we had no available borrowings under the credit facility. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets with the exception of our intellectual property. As of March 31, 2008, we were in compliance with all of the covenants under the credit facility. All amounts owing under the credit facility will become due and payable on March 31, 2009.

In April 2006, we entered into a credit arrangement whereby we may borrow up to $1.2 million to finance the purchase of certain capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the purchase date of the equipment. As of March 31, 2008, $0.5 million was outstanding under this arrangement.

Additionally, in June 2006, we issued an aggregate of $40.0 million in principal amount of our senior subordinated convertible notes, bearing 8% interest per annum payable quarterly in cash in arrears which began October 1, 2006. The notes mature in June 2011 and are convertible, at the option of the holders of the notes, into shares of our common stock at a conversion price of $7.63 per share, subject to certain adjustments set forth therein.

For the three months ended March 31, 2008, we used $14.8 million of cash for operations principally as a result of the net loss of $13.0 million, the net change in operating assets and liabilities of ($3.1) million, offset by the recording of $0.9 million in stock based compensation, the recording of $0.2 million in depreciation and amortization and the recording of $0.2 million for the change in the value of the derivative associated with the subordinated convertible notes. For the three months ended March 31, 2007, we used approximately $11.8 million of cash for operations principally as a result of the net loss of

$11.5 million, the net change in operating assets and liabilities of $1.5 million, offset by the recording of $0.8 million in stock based compensation and the recording of $0.3 million in depreciation and amortization and the recording of $0.1 million for the change in the value of the derivative associated with the subordinated convertible notes.

For the three months ended March 31, 2008, we received $9.2 million of cash from investing activities, primarily due to the maturities of our short-term investment securities. For the three months ended March 31, 2007, we received $9.2 million of cash from investing activities, primarily due to the maturities of our short-term investment securities.

For the three months ended March 31, 2008, we received $2.5 million from financing activities, primarily as a result of net proceeds from our revolving line of credit. For the three months ended March 31, 2007, we received $180,000 from financing activities, primarily as a result of proceeds from the exercise of stock options.

We believe that our existing cash balances, together with amounts available for borrowing under our credit facility, will be sufficient to fund our operations for at least the next twelve months. However, our actual future capital requirements will depend on many factors, including the following:

•	the success of the commercialization of our products;

•	sales and marketing activities, and expansion of our commercial infrastructure, related to our approved products and product candidates;

•	the results of our clinical trials and requirements to conduct additional clinical trials;

•	our research and development programs;

•	the time and expense necessary to obtain regulatory approvals;

•	activities and payments in connection with potential acquisitions of companies, products or technology;

•	competitive, technological, market and other developments; and

•	our ability to establish and maintain collaborative relationships.

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

We have never been profitable, and we might never become profitable. In this regard, we anticipate that our operating expenses will continue to increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products. As of March 31, 2008, our accumulated deficit was $316.1 million, including a net loss of approximately $13.0 million for the three months ended March 31, 2008 resulting in a stockholders’ deficit of $13.5 million.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2008 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of March 31, 2008, we have not used derivative instruments or engaged in hedging activities.

All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of March 31, 2008, we had $10.0 million outstanding under our credit facility. We estimate that a 10% change in interest rates on our credit facility would not have had a material effect on our net loss for the three months ended March 31, 2008.

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

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2007 contains a full discussion of our risk factors. There have been no material changes to the risk factors disclosed in our Form 10-K except for the risk factors set forth below.

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

In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. In April 2008, we received a subpoena from the United States District Attorney’s office requesting the production of documents regarding promotional, educational and other activities relating to Xibrom.

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

We also face competition from manufacturers of generic drugs. The patent for our main product, Xibrom, expires in January 2009, at which point we may no longer be able to prevent generic drug manufacturers, or other third parties, from manufacturing and selling a product containing bromfenac. If a third party were to develop and market such a product, our revenues may be adversely impacted.

Additionally, the FDA granted our Istalol product a “BT” rating, which means that prescriptions for Istalol cannot be substituted legally at pharmacies with generic timolol maleate products. Nonetheless, we believe that certain pharmacies may have substituted, and may be continuing to substitute, Istalol prescriptions with generic timolol maleate solutions. We have completed an educational campaign to make our customers and pharmacies aware of Istalol’s BT rating and that Istalol cannot be legally substituted at pharmacies with generic timolol maleate products. However, our efforts may not be successful and pharmacies may continue to substitute Istalol subscriptions with generic timolol maleate solutions, which would negatively impact our results of operations.

Items 2 – 5. Not applicable.

Item 6	Exhibits

Exhibit Number	Description

10.1	Loan Modification Agreement, dated March 26, 2008, by and between ISTA Pharmaceuticals, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISTA PHARMACEUTICALS, INC. (Registrant)

Dated: May 1, 2008	/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

Dated: May 1, 2008	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer and Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Loan Modification Agreement, dated March 26, 2008, by and between ISTA Pharmaceuticals, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.