Form 10-Q
period 2008-06-30
ISTA PHARMACEUTICALS INC
filed 2008-08-08
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 30, 2008 was 33,028,578.

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$19,386	$25,500
Short-term investments – available for sale securities	2,396	20,640
Accounts receivable, net of allowances of $323 in 2008 and $187 in 2007	9,446	11,161
Inventory, net of allowances of $641 in 2008 and $396 in 2007	2,805	2,294
Other current assets	1,893	2,122

Total current assets	35,926	61,717
Property and equipment, net	5,804	5,389
Available for sale securities	4,441	—
Deferred financing costs	1,683	1,963
Restricted cash	800	2,400
Deposits and other assets	261	247

Total assets	$48,915	$71,716

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,723	$3,661
Accrued compensation and related expenses	2,616	3,696
Accrued expenses — clinical trials	934	960
Line of credit	10,000	7,500
Current portion of long-term liabilities	440	601
Current portion of convertible notes	40,312	—
Current portion of obligation under capital lease	71	98
Other accrued expenses	10,239	12,515

Total current liabilities	66,335	29,031
Deferred rent	225	230
Deferred income	3,194	3,333
Obligation under capital leases	141	177
Convertible notes	—	40,253

Total liabilities	69,895	73,024
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at June 30, 2008 and December 31, 2007; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2008 and December 31, 2007; 33,028,578 and 32,911,887 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	33	33
Additional paid-in-capital	303,868	301,857
Accumulated other comprehensive loss	(284)	(15)
Accumulated deficit	(324,597)	(303,183)

Total stockholders’ deficit	(20,980)	(1,308)

Total liabilities and stockholders’ deficit	$48,915	$71,716

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Product sales, net	$17,691	$13,518	$33,145	$23,701
License revenue	70	70	139	139

Total revenue	17,761	13,588	33,284	23,840
Cost of products sold	4,766	3,687	8,955	6,220

Gross profit margin	12,995	9,901	24,329	17,620
Costs and expenses:
Research and development	7,472	6,012	17,287	12,565
Selling, general and administrative	13,302	11,967	26,952	24,057

Total costs and expenses	20,774	17,979	44,239	36,622

Loss from operations	(7,779)	(8,078)	(19,910)	(19,002)
Interest income	163	319	551	773
Interest expense	(843)	(984)	(2,055)	(1,965)

Net loss	$(8,459)	$(8,743)	$(21,414)	$(20,194)

Net loss per common share, basic and diluted	$(0.26)	$(0.32)	$(0.65)	$(0.76)

Shares used in computing net loss per common share, basic and diluted	33,029	26,935	33,008	26,608

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net loss	$(21,414)	$(20,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,957	1,639
Amortization of deferred financing costs	283	277
Amortization of discount on convertible notes	17	—
Change in value of derivatives related to convertible notes	42	—
Depreciation and amortization	508	312
Changes in operating assets and liabilities:
Accounts receivable, net	1,715	37
Inventory, net	(511)	(173)
Other current assets	229	(639)
Accounts payable	(1,938)	8
Accrued compensation and related expenses	(1,080)	202
Accrued expenses — clinical trials and other accrued expenses	(2,302)	1,948
Other liabilities	(161)	(134)
Deferred rent	(5)	(9)
Deferred income	(139)	(139)

Net cash used in operating activities	(22,799)	(16,865)

Investing Activities
Maturities of marketable securities	13,534	15,599
Purchases of equipment	(923)	(1,131)
Restricted cash	1,600	1,600
Deposits and other assets	(14)	(83)

Net cash provided by investing activities	14,197	15,985

Financing Activities
Proceeds from exercise of stock options	6	186
Obligation under capital lease	(63)	(23)
Proceeds from line of credit	20,000	12,500
Repayment on line of credit	(17,500)	(13,000)
Financing costs	(3)	—
Proceeds from issuance of common stock, net of issuance costs	48	34,110

Net cash provided by financing activities	2,488	33,773

(Decrease)/Increase in Cash and Cash Equivalents	(6,114)	32,893
Cash and cash equivalents at beginning of period	25,500	17,236

Cash and Cash Equivalents At End of Period	$19,386	$50,129

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of ISTA have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles (GAAP) and, therefore should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the statement of financial condition and results of operations for the three and six month periods ended June 30, 2008, and 2007 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

Beginning June 22, 2009, the holders of ISTA’s convertible notes have the right to seek repayment of the notes. The Company does not have sufficient cash available to repay the note holders should they seek repayment in June 2009 or there after. The Company has initiated discussions with certain of the note holders regarding alternatives for the repayment of the notes prior to June 2009. The discussions with the note holders are not concluded at this time. Should the note holders require repayment, ISTA would need to raise additional capital before June 2009. Excluding any repayment of principal to its note holders in June 2009 or there after, the Company believes that its existing cash balances will be sufficient to fund our operations for at least the next twelve months.

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

In its analyses, the Company utilizes on hand unit data purchased from the major wholesalers, as well as prescription data purchased from a third-party data provider, to develop estimates of historical unit channel pull-through. The Company utilizes an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, it develops an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback and product return exposures.

Consistent with industry practice, the Company periodically offers promotional discounts to its existing customer base. These discounts are calculated as a percentage of the current published list price and the net price (i.e., the current published list price less the applicable discount is invoiced to the customer). Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time that the Company implements a price increase, the Company generally offers its existing customer base an opportunity to purchase a limited quantity of product at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels. Therefore, the Company recognizes the related revenue upon receipt by the customer and includes the sale in estimating its various product-related allowances. In the event the Company determines that these sales represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such sale.

Allowances for estimated rebates and chargebacks were $0.9 million and $0.8 million as of June 30, 2008 and 2007, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

Allowances for product returns were $2.2 million and $0.6 million as of June 30, 2008 and 2007, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy, which allows customers to return product within six months of its expiration date and for a period up to 12 months after it has reached the expiration date. The Company estimates its liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above. The Company’s absolute exposure for product returns has increased as a result of increased sales of its existing products and the Company having additional historical sales data upon which to analyze these allowances. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased.

The exposure to these revenue-reducing items as a percentage of gross product revenue for the three months ended June 30, 2008 and 2007 was 8.6% and 6.8%, respectively, for the allowance for rebates, chargebacks and discounts, and was 3.4% and 2.2%, respectively, for the allowance for product returns.

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

Inventories

Inventory at June 30, 2008 consisted of $1.5 million of raw materials and $2.0 million of finished goods, net of $641,000 in inventory reserves. Inventory at December 31, 2007 consisted of $617,000 in raw materials and $2.1 million of finished goods, net of $396,000 in inventory reserves.

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

Restricted Cash

The Company has $800,000 of restricted cash at June 30, 2008, which supports a letter of credit issued as security for interest payments on the outstanding senior subordinated convertible notes. As of July 29, 2008, the letter of credit was extinguished reducing restricted cash to zero.

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

The Company’s adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157), or FSP FAS 157-2, delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of June 30, 2008, all of the Company’s financial assets and liabilities are valued using Level 1 inputs except for auction rate securities and a derivative related to its convertible notes as discussed below.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2008 Using:			Total Carrying Value at June 30, 2008
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (including restricted cash)	$19,386	$—	$—	$19,386
Short-term investments – available for sale securities	2,396	—	—	2,396
Available for sale securities – long term	—	—	4,441	4,441
Derivatives	—	—	(422)	(422)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities
Beginning balance at December 31, 2007	$—
Total gains or losses (realized or unrealized)	—
Included in earnings
Included in other comprehensive income	(259)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	4,700

Ending balance at June 30, 2008	$4,441

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivative on Convertible Note
Beginning balance at December 31, 2007	$(380)
Total gains or losses (realized or unrealized)
Included in earnings	(42)
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or of Level 3	—

Ending balance at June 30, 2008	$(422)

Available for Sale Securities – Short and Long Term

Available for sale securities consist primarily of certificates of deposit, corporate bonds, commercial paper and auction rate securities (“ARS”). ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process which primarily occur every 7 to 35 days.

Available for sale securities at fair value, which approximates unamortized cost, consist of the following:

	June 30, 2008	December 31, 2007
Commercial Paper	$1,697	$7,042
Corporate Bonds	—	3,247
Certificates of Deposit	699	601
Auction Rate Securities	4,441	9,750

Total	$6,837	$20,640

Despite the underlying long-term contractual maturity of ARS, there was a ready liquid market for these securities based on the interest reset mechanism. Historically, these securities were classified as current assets due to the Company’s intent and ability to sell these securities as necessary to meet current liquidity needs. However, as a result of current negative liquidity and uncertainty in financial credit markets, the Company has experienced “failed” auctions associated with certain of its remaining ARS since February 2008. In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with the terms in the prospectus/offering circular. The Company held $9.8 million of auction rate securities at December 31, 2007, which consist primarily of fully insured, AAA rated government guaranteed student loan-backed securities under the Federal Family Education Loan Program, or FFELP. Since December 31, 2007, the Company has sold, at par value, $5.1 million of these securities through the auction process. On February 13, 2008, the Company was informed that there was insufficient demand at auction for the $4.7 million in remaining auction rate securities. As a result, these affected securities are currently not liquid and may not become liquid unless the Company is successfully able to re-finance them, which could take up to twelve months, or unless a future auction on these investments is successful. If a liquid market does not ever develop for these securities, the Company may be required to hold them to maturity.

Due to the aforementioned uncertainties, all of the Company’s auction rate securities were classified as long-term investments in the condensed consolidated balance sheet as of June 30, 2008. In determining the fair value of the Company’s available-for-sale auction rate securities at June 30, 2008, it has taken into consideration fair values determined by the financial institutions, current credit rating of the securities, discounted cash flow analysis, as deemed appropriate, and its current liquidity position. Since the ARS are primarily affected by liquidity risk, rather than credit risk in the underlying collateral or the issuer, unrealized losses are deemed to be temporary in nature. The amount of unrealized losses related to the temporary impairment of the ARS was $0.3 million for the six months ended June 30, 2008.

Comprehensive Income (Loss)

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income”, or SFAS 130, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the six months ended June 30, 2008 and 2007 was $21.7 million and $20.2 million, respectively. In accordance with SFAS 130, the net accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as a separate component of stockholders’ deficit.

As of June 30, 2008 and December 31, 2007, accumulated foreign currency translation adjustments were ($25,000) and ($25,000), respectively, and accumulated unrealized gains (losses) on investments were ($259,000) and $10,000, at June 30, 2008 and December 31, 2007, respectively.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123(R), which requires measurement and recognition of compensation expense for all share-based awards made to employees and directors. Under SFAS 123R, the fair value of share-based awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

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

At June 30, 2008, there was $8.0 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2 years.

Restricted Stock Awards

During the three and six months ended June 30, 2008 the Company granted a total of 2,000 and 123,205 shares of restricted common stock to employees under the Company’s 2004 Performance Incentive Plan, as amended. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of four years.

The amount of compensation to be recognized is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $156,000 and $289,000 for the three and six months ended June 30, 2008 and $80,000 and $138,000 for the three and six months ended June 30, 2007, respectively. As of June 30, 2008, there was approximately $1.4 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, or SFAS 128, and SEC SAB No. 98, or SAB 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares, such as stock options, outstanding during the period. Such common equivalent shares have not been included in the Company’s computation of diluted net loss per share as their effect would be anti-dilutive. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options, warrants, and as-converted shares was 11,129,578 and 11,087,187 for the six months ended June 30, 2008 and 2007, respectively.

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

The derivative liability as of June 30, 2008 and 2007 is $0.4 million and $0.2 million, respectively, and is classified with the host debt instrument in convertible notes in the condensed consolidated balance sheet. The embedded derivative is marked-to-market through earnings on a quarterly basis. The net effect of the changes in the value of the derivative ($42,000 for the six months ended June 30, 2008) and the amortization of the related debt discount ($17,000 for the six months ended June 30, 2008) was not significant in 2008 and 2007.

The convertible notes provide the note holders the right any time from and after June 22, 2009 to require the Company to redeem all or any portion of the convertible notes. Accordingly, the convertible notes were reclassified to a current liability as of June 30, 2008. Additionally, the Company has the right to redeem the convertible notes at face value on June 22, 2009.

Commitments and Contingencies

The Company is subject to routine claims and litigation incidental to its business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on the operating results, cash flows or financial position of the Company.

Segment Reporting

The Company currently operates in only one segment.

Income Taxes

At December 31, 2007, the Company had federal and state tax net operating loss, or NOL, carryforwards of approximately $175.1 million and $96.3 million, respectively, which begin to expire in 2008 and 2007 respectively, unless previously utilized. The Company also had federal and state research and development, or R&D, credit carryforwards of $7.3 million and $4.5 million, respectively. The federal R&D tax credits begin to expire in 2008, unless previously utilized. The Company’s California research tax credit carryforwards do not expire and will carry forward indefinitely until utilized.

Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of December 31, 2007 and June 30, 2008. Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions, utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that might have occurred previously or that could occur in the future. Due to the significant complexity and cost, the Company has not completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” or FIN 48. There have been no significant changes during the three and six months ended June 30, 2008 for any uncertain tax positions and the Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2007 or June 30, 2008. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1992 to 2007 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. FAS No. 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for financial statements issues for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of this statement, but believes it will not have a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In April 2008, the FASB issued FASB Staff Position, or FSP, FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company is currently assessing the impact of this statement, but believes it will not have a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In May 2008, the FASB issued Financial Accounting Standard, or FAS, No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with GAAP. Unlike SAS No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.” The Company is currently assessing the impact of this statement, but believes it will not have a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 must be applied retrospectively and early adoption is prohibited. The Company is currently evaluating the expected impact of the provisions of FSP APB 14-1, but believes it will not have a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In June 2008, the FASB issued FASB Staff Position, or FSP, EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently assessing the impact of this statement, but believes it will not have a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

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

Overview

We are an ophthalmic pharmaceutical company. Our products and product candidates address the $4.7 billion U.S. prescription ophthalmic market and include therapies for inflammation, ocular pain, glaucoma, allergy, dry eye, vitreous hemorrhage, and diabetic retinopathy. We currently have three products for sale in the U.S.: Xibrom™ (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, Istalol® (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase® (hyaluronidase for injection) for use as a spreading agent. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $324.6 million through June 30, 2008.

Results of Operations

Three Months Ended June 30, 2008 and 2007

Revenue. Product sales were approximately $17.7 million for the three months ended June 30, 2008, as compared to $13.5 million for the three months ended June 30, 2007. The increase in revenue was primarily attributable to the continued growth of Xibrom and Istalol in the marketplace.

In addition to product revenues for the three months ended June 30, 2008 and 2007, we recorded license revenue of $70,000 in each of the three month periods ended June 30, 2008 and 2007, reflecting the amortization of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

The following table sets forth our net revenue for each of our products for each of the three month periods ended June 30, 2008 and 2007 and the corresponding percentage change.

Net Revenue

$ millions	Quarter Ended June 30, 2008	Quarter Ended June 30, 2007	% Change
Xibrom	$13.6	$9.7	40%
Istalol	2.8	2.5	12%
Vitrase	1.3	1.3	0%
Other	0.1	0.1	0%

Total Net Revenue	$17.8	$13.6	31%

Gross margin and cost of products sold. Gross margin for the three months ended June 30, 2008 was 73% of net revenue, or $13.0 million, as compared to 73% of net revenue, or $9.9 million, for the three months ended June 30, 2007.

Cost of products sold was $4.8 million for the three months ended June 30, 2008, as compared to $3.7 million for the three months ended June 30, 2007. Cost of products sold for the three months ended June 30, 2008 and 2007 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales year over year.

Research and development expenses. Research and development expenses were $7.5 million for the three months ended June 30, 2008, as compared to $6.0 million for the three months ended June 30, 2007. The increase in research and development expenses for the second quarter of 2008 was primarily the result of an increase in clinical development costs, which include clinical investigator fees, study monitoring costs and data management costs, due to the work performed on our key product candidates: Xibrom, Bepreve Phase III efficacy, Bepreve safety and T-Pred studies. Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial scale manufacturing capabilities for Vitrase, Istalol and Xibrom.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, and medical affairs costs. In addition, we also record as research and development expenses any up front and milestone payments that have accrued to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. For the three months ended June 30, 2008, approximately 52% of our research and development expenditures were for clinical development costs, 15% were for regulatory costs, 4% were for pharmaceutical development costs, 18% were for manufacturing development costs, 9% were for medical affairs costs and 2% for stock-based compensation expense.

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for the three months ended June 30, 2008 were $3.9 million as compared to $2.4 million for the three months ended June 30, 2007 or an increase of $1.5 million. The increase in clinical costs in 2008 was primarily due to costs associated with the Xibrom (bromfenac sodium 0.18%) clinical trial, the Bepreve Phase III clinical trials and other study costs.

•

Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, were $1.1 million for the three months ended June 30, 2008 as compared to $1.0 million for the three months ended June 30, 2007. The increase of $100,000 was due primarily to an overall increase in outside consulting costs.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for both the three months ended June 30, 2008 and the three months ended June 30, 2007 were $0.3 million

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for the three months ended June 30, 2008 were $1.3 million as compared to $1.4 million for the three months ended June 30, 2007 or a decrease of $100,000. The decrease is primarily attributable to the timing of costs incurred quarter over quarter related to costs such as clinical supplies and stability studies associated with our growing pipeline of products.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for both the three months ended June 30, 2008 and the three months ended June 30, 2007 were $0.7 million.

•	Stock-based compensation expense — Stock-based compensation expense for both the three months ended June 30, 2008 and the three months ended June 30, 2007 was $0.2 million.

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

Selling, general and administrative expenses. Selling, general and administrative expenses were $13.3 million for the three months ended June 30, 2008, as compared to $12.0 million for the three months ended June 30, 2007. The $1.3 million increase in selling, general and administrative expenses in 2008 as compared to 2007 primarily results from higher sales and marketing expenses associated with the expansion of our sales force, which occurred in the first quarter of 2008 ($0.5 million) and an overall increase in administrative costs, primarily related to legal expenses ($0.8 million). Selling, general, and administrative expenses during the second quarter of 2008 includes $0.8 million in stock-based compensation expense.

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

For the three months ended June 30, 2008 and 2007, we granted stock options to employees to purchase 45,400 shares of common stock (at a weighted average exercise price of $2.15 per share) and 42,200 shares of common stock (at a weighted average exercise price of $8.77 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 2,000 restricted stock awards for both the three months ended June 30, 2008 and 2007, respectively, and included in stock compensation expense was $156,000 and $80,000 for the three months ended June 30, 2008 and 2007, respectively, related to these restricted stock awards.

Interest income. Interest income was $0.2 million for the three months ended June 30, 2008, as compared to $0.3 million for the three months ended June 30, 2007. The decrease in interest income was primarily attributable to lower rates of return on cash balances for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007.

Interest expense. Interest expense was $0.8 million for the three months ended June 30, 2008, as compared to $1.0 million for the three months ended June 30, 2007. Interest expense consists of the interest on the outstanding amounts under our credit facility, the amortization of the deferred financing costs associated with the issuance of $40.0 million in senior subordinated convertible notes, the interest recorded on these outstanding senior subordinated convertible notes and the mark-to-market adjustment on the derivative associated with the subordinated convertible notes. The decrease of $0.2 million is primarily attributable to the decrease in the value of the derivative associated with the subordinated convertible notes.

Guidance

•	We expect our net revenue for 2008 will be approximately $75 to $82 million.

•	We expect our gross margin for 2008 will be approximately 70% to 73%, subject to quarterly fluctuations based on revenue mix.

•

Depending upon the progress of our clinical and pre-clinical programs, we expect our research and development expenses in 2008 will be approximately $34 to $38 million, including stock-based compensation expense which we estimate will be approximately $0.5 to $1 million.

•

We anticipate our selling, general and administrative expenses for 2008 will be approximately $50 to $54 million, including stock-based compensation expense which we estimate will be approximately $3.5 to $4.5 million.

Six Months Ended June 30, 2008 and 2007

Revenue. Product sales were approximately $33.1 million for the six months ended June 30, 2008, as compared to $23.7 million for the six months ended June 30, 2007. The increase in revenue was primarily attributable to the continued growth of Xibrom and Istalol in the marketplace.

In addition to product revenues for the six months ended June 30, 2008 and 2007, we recorded license revenue of $0.1 million in each of the six months ended June 30, 2008 and 2007, reflecting the amortization of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

The following table sets forth our net revenue for each of our products for each of the six month periods ended June 30, 2008 and 2007 and the corresponding percentage change.

Net Revenue

$ millions	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	% Change
Xibrom	$25.5	$16.7	53%
Istalol	5.5	4.7	17%
Vitrase	2.2	2.3	-4%
Other	0.1	0.1	0%

Total Net Revenue	$33.3	$23.8	40%

Gross margin and cost of products sold. Gross margin for the six months ended June 30, 2008 was 73% of net revenue, or $24.3 million, as compared to 74% of net revenue, or $17.6 million, for the six months ended June 30, 2007. The change in gross margin as a percentage of net revenue is primarily due to an increase in royalty rate for Xibrom and other costs.

Cost of products sold was $9.0 million for the six months ended June 30, 2008, as compared to $6.2 million for the six months ended June 30, 2007. Cost of products sold for the six months ended June 30, 2008 and 2007 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales year over year.

Research and development expenses. Research and development expenses were $17.3 million for the six months ended June 30, 2008, as compared to $12.6 million for the six months ended June 30, 2007. The increase in research and development expenses for the six months ended June 30, 2008 was primarily the result of an increase in clinical development costs, which include clinical investigator fees, study monitoring costs and data management costs, due to the work performed on our key product candidates: Xibrom, Bepreve Phase III efficacy, Bepreve safety and T-Pred studies. Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial scale manufacturing capabilities for Vitrase, Istalol and Xibrom.

For the six months ended June 30, 2008, approximately 62% of our research and development expenditures were for clinical development costs, 8% were for regulatory costs, 4% were for pharmaceutical development costs, 16% were for manufacturing development costs, 8% were for medical affairs costs and 2% for stock-based compensation expense.

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for the six months ended June 30, 2008 were $10.8 million as compared to $5.9 million for the six months ended June 30, 2007 or an increase of $4.9 million. The increase in clinical costs in 2008 was primarily due to costs associated with the Xibrom (bromfenac sodium 0.18%) clinical trial, the Bepreve Phase III clinical trials and other study costs.

•

Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, were $1.3 million for the six months ended June 30, 2008 as compared to $1.8 million for the six months ended June 30, 2007. The decrease of $500,000 was due primarily to an overall increase in outside consulting costs offset by a receivable recorded in the first quarter of 2008 in the amount of $0.9 million representing a partial refund of our NDA filing fee paid in December 2007 for Xibrom (bromfenac sodium 0.18%). The receivable was subsequently collected.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for the six months ended June 30, 2008 were $0.7 million as compared to $0.6 million for the six months ended June 30, 2007 or an increase of $100,000. The increase is primarily due to an overall increase in outside research expenses.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for the six months ended

June 30, 2008 were $2.8 million as compared to $2.5 million for the six months ended June 30, 2007 or an increase of $300,000. The increase is primarily attributable to an overall increase in research related costs such as clinical supplies and stability studies associated with our growing pipeline of products.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for the six months ended June 30, 2008 were $1.4 million as compared to $1.3 million for the six months ended June 30, 2007, or an increase of $100,000. The increase is primarily attributable to an overall increase in outside consulting and investigator costs.

•	Stock-based compensation expense — Stock-based compensation expense for the six months ended June 30, 2008 was $0.3 million as compared to $.05 million for the six months ended June 30, 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses were $27.0 million for the six months ended June 30, 2008, as compared to $24.1 million for the six months ended June 30, 2007. The $2.9 million increase in selling, general and administrative expenses in 2008 as compared to 2007 primarily results from higher sales and marketing expenses associated with the expansion of our sales force, which occurred in the first quarter of 2008 ($1.4 million), an overall increase in administrative costs primarily legal expenses ($1.2 million), and an increase in compensation expense ($0.3 million). Selling, general, and administrative expenses during the six months ended June 30, 2008 includes $1.5 million in stock-based compensation expense.

Stock-based compensation. For the six months ended June 30, 2008 and 2007, we granted stock options to employees to purchase 868,847 shares of common stock (at a weighted average exercise price of $4.49 per share) and 952,029 shares of common stock (at a weighted average exercise price of $7.65 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 123,205 and 103,291 restricted stock awards for the six months ended June 30, 2008 and 2007, respectively, and included in stock compensation expense was $289,000 and $138,000 for the six months ended June 30, 2008 and 2007, respectively, related to these restricted stock awards.

Interest income. Interest income was $0.6 million for the six months ended June 30, 2008, as compared to $0.8 million for the six months ended June 30, 2007. The decrease in interest income was primarily attributable to lower rates of return on cash balances for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007.

Interest expense. Interest expense was $2.1 million for the six months ended June 30, 2008, as compared to $2.0 million for the six months ended June 30, 2007. Interest expense consists of interest on the outstanding amounts under our credit facility, the amortization of the deferred financing costs associated with the issuance of $40.0 million in senior subordinated convertible notes, the interest recorded on these outstanding senior subordinated convertible notes and the mark-to-market adjustment on the derivative associated with the subordinated convertible notes. The increase year over year is due to the increase in the value of the derivative associated with the subordinated convertible notes.

Liquidity and Capital Resources

As of June 30, 2008, we had approximately $21.8 million in cash, cash equivalents and short-term investments, $800,000 of restricted cash, which supports a letter of credit issued as security for interest payments on the outstanding senior subordinated convertible notes, $4.4 million in long term investments and working capital of ($30.4) million due to the reclassification of the current portion of the subordinated convertible notes from long term liabilities to current liabilities during the second quarter of 2008. Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2000, we have received gross proceeds of approximately $281.7 million from sales of our common stock and the issuance of promissory notes and convertible debt.

Under our revolving credit facility, we may borrow up to the lesser of $10.0 million or 66.67% of our unrestricted cash, cash equivalents and net receivables. As of June 30, 2008, we had no available borrowings under the credit facility. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The credit facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets with the exception of our intellectual property. As of June 30, 2008, we were in compliance with all of the covenants under the credit facility. All amounts owing under the credit facility will become due and payable on March 31, 2009.

In April 2006, we entered into a credit arrangement whereby we may borrow up to $1.2 million to finance the purchase of certain capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the purchase date of the equipment. As of June 30, 2008, $0.4 million was outstanding under this arrangement.

Additionally, in June 2006 we issued an aggregate of $40.0 million in principal amount of our senior subordinated convertible notes, bearing 8% interest per annum payable quarterly in cash in arrears which began October 1, 2006. The notes mature in June 2011 and are convertible, at the option of the holders of the notes, into shares of our common stock at a conversion price of $7.63, subject to certain adjustments set forth therein. The convertible notes provide the note holders the right any time from and after June 22, 2009 to require us to redeem all or any portion of the convertible notes. Accordingly, the convertible notes were reclassified as a current liability as of June 30, 2008.

For the six months ended June 30, 2008, we used $22.8 million of cash for operations principally as a result of the net loss of $21.4 million, the net change in operating assets and liabilities of ($4.2) million, offset by the recording of $2.0 million in stock-based compensation, the recording of $0.5 million in depreciation and amortization and the recording of $0.3 million in amortization of deferred financing costs associated with the subordinated convertible notes. For the six months ended June 30, 2007, we used approximately $16.9 million of cash for operations principally as a result of the net loss of $20.2 million, the net change in operating assets and liabilities of $1.1 million, offset by the recording of $1.6 million in stock based compensation and the recording of $0.6 million in depreciation and amortization.

For the six months ended June 30, 2008, we received $14.2 million of cash from investing activities, primarily due to the maturities of our short-term investment securities. For the six months ended June 30, 2007, we received $16.0 million of cash from investing activities, primarily due to the maturities of our short-term investment securities.

For the six months ended June 30, 2008, we received $2.5 million from financing activities, primarily as a result of net proceeds from our revolving line of credit. For the six months ended June 30, 2007, we received $33.8 million from financing activities, primarily as a result of the sale of an aggregate of 5.25 million shares of our common stock at a purchase price of $7.00 per share, resulting in gross proceeds to us of $36.75 million before payment of offering expenses and placement agent fees of $2.6 million.

Beginning June 22, 2009, the holders of our convertible notes have the right to seek repayment of the notes. We do not have sufficient cash available to repay the note holders should they seek repayment in June 2009 or there after. We have initiated discussions with certain of the note holders regarding alternatives for repayment of the notes prior to June 2009. The discussions with the note holders are not concluded at this time. Should the note holders require repayment, we would need to raise additional capital before June 2009.

Excluding any repayment of principal to our note holders on or before June 2009, we believe that our existing cash balances will be sufficient to fund our operations for at least the next twelve months. However, our actual future capital requirements will depend on many factors, including the following:

•	whether or not our note holders require repayment in June 2009 or thereafter;

•	the success of the commercialization of our products;

•	sales and marketing activities, and expansion of our commercial infrastructure, related to our approved products and product candidates;

•	the results of our clinical trials and requirements to conduct additional clinical trials;

•	our research and development programs;

•	the time and expense necessary to obtain regulatory approvals;

•	activities and payments in connection with potential acquisitions of companies, products or technology;

•	the results of inquiries from the subpoena received in April 2008 from the United States District Attorney’s office;

•	competitive, technological, market and other developments; and

•	our ability to establish and maintain collaborative relationships.

These factors may cause us to seek to raise additional funds through additional sales of our debt, equity or other securities. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

We have never been profitable, and we might never become profitable. In this regard, we anticipate that our operating expenses will continue to increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products. As of June 30, 2008, our accumulated deficit was $324.6 million, including a net loss of approximately $21.4 million for the six months ended June 30, 2008 resulting in a stockholders’ deficit of $21.0 million.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and auction rate securities. The average duration of all of our investments in 2008 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of June 30, 2008, we have not used derivative instruments or engaged in hedging activities.

At June 30, 2008, we held approximately $4.4 million in auction rate securities with a AAA credit rating upon purchase. In February 2008, we were informed that there was insufficient demand at auction for these securities. As a result, this amount is currently not liquid and may not become liquid unless the issuer is able to refinance it. We have classified our investment in auction rate securities as a long-term investment and included the investment in other assets on our balance sheet.

All outstanding amounts under our revolving credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of June 30, 2008, we had $10.0 million outstanding under our credit facility. We estimate that a 10% change in interest rates on our credit facility would not have had a material effect on our net loss for the six months ended June 30, 2008.

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

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Items 2 – 5. Not applicable.

Item 6 Exhibits

Exhibit Number	Description

10.1	Loan Modification Agreement, dated June 30, 2008, by and between ISTA Pharmaceuticals, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISTA PHARMACEUTICALS, INC. (Registrant)

Dated: August 8, 2008	/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

Dated: August 8, 2008	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer and Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Loan Modification Agreement, dated June 30, 2008, by and between ISTA Pharmaceuticals, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.