Form 10-Q
period 2008-09-30
ISTA PHARMACEUTICALS INC
filed 2008-10-31
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of September 30, 2008 was 33,036,602.

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$22,105	$25,500
Short-term investments – available for sale securities	—	20,640
Accounts receivable, net of allowances of $331 in 2008 and $187 in 2007	11,986	11,161
Inventory, net of allowances of $545 in 2008 and $396 in 2007	2,288	2,294
Other current assets	2,498	2,122

Total current assets	38,877	61,717
Property and equipment, net	5,834	5,389
Available for sale securities	4,336	—
Deferred financing costs	3,080	1,963
Restricted cash	—	2,400
Deposits and other assets	210	247

Total assets	$52,337	$71,716

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,782	$3,661
Accrued compensation and related expenses	3,264	3,696
Accrued expenses — clinical trials	702	960
Line of credit	10,000	7,500
Current portion of long-term liabilities	356	601
Current portion of obligation under capital lease	74	98
Other accrued expenses	15,058	12,515

Total current liabilities	36,236	29,031
Deferred rent	222	230
Deferred income	3,125	3,333
Obligation under capital leases	121	177
Facility Agreement	30,776	—
Convertible notes	—	40,253

Total liabilities	70,480	73,024
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at September 30, 2008 and December 31, 2007; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2008 and December 31, 2007; 33,036,602 and 32,911,887 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	33	33
Additional paid-in-capital	314,183	301,857
Accumulated other comprehensive loss	(389)	(15)
Accumulated deficit	(331,970)	(303,183)

Total stockholders’ deficit	(18,143)	(1,308)

Total liabilities and stockholders’ deficit	$52,337	$71,716

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Product sales, net	$21,604	$15,796	$54,749	$39,497
License revenue	69	69	208	208

Total revenue	21,673	15,865	54,957	39,705
Cost of products sold	5,806	4,197	14,761	10,417

Gross profit margin	15,867	11,668	40,196	29,288
Costs and expenses:
Research and development	7,766	8,355	25,053	20,920
Selling, general and administrative	13,198	11,043	40,150	35,100

Total costs and expenses	20,964	19,398	65,203	56,020

Loss from operations	(5,097)	(7,730)	(25,007)	(26,732)
Interest income	128	713	679	1,486
Interest expense	(2,404)	(1,154)	(4,459)	(3,119)

Net loss	$(7,373)	$(8,171)	$(28,787)	$(28,365)

Net loss per common share, basic and diluted	$(0.22)	$(0.25)	$(0.87)	$(1.00)

Shares used in computing net loss per common share, basic and diluted	33,037	32,284	33,018	28,521

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net loss	$(28,787)	$(28,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,003	2,358
Amortization of deferred financing costs	1,993	418
Amortization of discount on convertible notes	154	245
Change in value of derivatives related to convertible notes	(380)	(78)
Depreciation and amortization	783	505
Changes in operating assets and liabilities:
Accounts receivable, net	(825)	(1,100)
Inventory, net	6	(648)
Other current assets	(376)	(503)
Accounts payable	3,121	(239)
Accrued compensation and related expenses	(432)	1,249
Accrued expenses — clinical trials and other accrued expenses	2,285	3,843
Other liabilities	(245)	(209)
Deferred rent	(8)	46
Deferred income	(208)	(208)

Net cash used in operating activities	(19,916)	(22,686)

Investing Activities
Maturities of marketable securities	15,929	15,599
Purchase of marketable securities	—	(14,783)
Purchases of equipment	(1,228)	(1,674)
Restricted cash	2,400	2,400
Deposits and other assets	37	(116)

Net cash provided by investing activities	17,138	1,426

Financing Activities
Proceeds from exercise of stock options	6	193
Obligation under capital lease	(80)	(4)
Repayment on convertible note	(40,000)	—
Proceeds from facility agreement, net	40,000	—
Proceeds from line of credit	22,000	20,000
Repayment on line of credit	(19,500)	(19,000)
Financing costs	(3,110)	(40)
Proceeds from issuance of common stock, net of issuance costs	67	37,780

Net cash (used in) / provided by financing activities	(617)	38,929

(Decrease)/Increase in Cash and Cash Equivalents	(3,395)	17,669
Cash and cash equivalents at beginning of period	25,500	17,236

Cash and Cash Equivalents At End of Period	$22,105	$34,905

SUPPLEMENT DISCLOSURE ON NON-CASH ITEM
Fair value of Derivative	$596	$—
Unrealized loss on Auction Rate Securities	$364	$—

See accompanying notes

ISTA Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. The Company

ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. The Company reincorporated in Delaware on August 4, 2000. Xibrom (bromfenac sodium ophthalmic solution)®, Xibrom™, Xibrom QD™, Istalol®, Vitrase®, Bepreve™, T-Pred™, ISTA®, ISTA Pharmaceuticals, Inc.® and the ISTA logo are the Company’s trademarks, either owned or under license.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the statement of financial condition and results of operations for the three and nine month periods ended September 30, 2008, and 2007 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

The Company establishes allowances for estimated rebates, chargebacks, product returns and other allowances based on numerous qualitative and quantitative factors, including:

•	The number of and specific contractual terms of agreements with customers;

•	Estimated level of units in the distribution channel;

•	Historical rebates, chargebacks and returns of products;

•	Direct communication with customers;

•	Anticipated introduction of competitive products or generics;

•	Anticipated pricing strategy changes by ISTA and/or its competitors;

•	Analysis of prescription data gathered by a third-party prescription data provider;

•	The impact of changes in state and federal regulations;

•	Estimated remaining shelf life of products; and

•	The impact of wholesaler distribution agreements.

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

Allowances for estimated rebates and chargebacks were $1.4 million and $0.9 million as of September 30, 2008 and 2007, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

Allowances for product returns were $2.5 million and $0.9 million as of September 30, 2008 and 2007, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy, which allows customers to return product within six months of its expiration date and for a period up to 12 months after it has reached the expiration date. The Company estimates its liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above. The Company’s absolute exposure for product returns has increased as a result of increased sales of its existing products and the Company having additional historical sales data upon which to analyze these allowances. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased.

The exposure to these revenue-reducing items as a percentage of gross product revenue for the three months ended September 30, 2008 and 2007 was 8.6% and 7.0%, respectively, for the allowance for rebates, chargebacks and discounts, and was 3.5% and 3.8%, respectively, for the allowance for product returns.

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

Inventories

Inventory at September 30, 2008 consisted of $1.2 million of raw materials and $1.6 million of finished goods, net of $545,000 in inventory reserves. Inventory at December 31, 2007 consisted of $617,000 in raw materials and $2.1 million of finished goods, net of $396,000 in inventory reserves.

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

Restricted Cash

The Company has no restricted cash at September 30, 2008, which supported a letter of credit issued as security for interest payments on the previously outstanding senior subordinated convertible notes, which was paid off by September 30, 2008.

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

The Company’s adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157), or FSP FAS 157-2, delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of September 30, 2008, all of the Company’s financial assets and liabilities are valued using Level 1 inputs except for auction rate securities and a derivative related to its Facility Agreement as discussed below.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2008 Using:			Total Carrying Value at September 30, 2008
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$22,105	$—	$—	$22,105
Auction rate securities – long term	—	—	4,336	4,336
Derivatives	—	—	(596)	(596)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities
Beginning balance at December 31, 2007	$—
Total gains or losses (realized or unrealized)
Included in earnings
Included in other comprehensive income	(364)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	4,700

Ending balance at September 30, 2008	$4,336

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivative on Convertible Note
Beginning balance at December 31, 2007	$(380)
Total gains or losses (realized or unrealized)
Included in earnings	380
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or of Level 3	—

Ending balance at September 30, 2008	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivative on Facility Agreement
Beginning balance at December 31, 2007	$—
Total gains or losses (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	(596)
Transfers in and/or of Level 3	—

Ending balance at September 30, 2008	$(596)

Available for Sale Securities – Short and Long Term

Available for sale securities consist primarily of certificates of deposit, corporate bonds, commercial paper and auction rate securities, or ARS. ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process which primarily occur every 7 to 35 days.

Available for sale securities at fair value, which approximates unamortized cost, consist of the following:

	September 30, 2008	December 31, 2007
Commercial Paper	$—	$7,042
Corporate Bonds	—	3,247
Certificates of Deposit	—	601
Auction Rate Securities	4,336	9,750

Total	$4,336	$20,640

Despite the underlying long-term contractual maturity of ARS, there was a ready liquid market for these securities based on the interest reset mechanism. Historically, these securities were classified as current assets due to the Company’s intent and ability to sell these securities as necessary to meet current liquidity needs. However, as a result of current negative liquidity and uncertainty in financial credit markets, the Company has experienced “failed” auctions associated with certain of its remaining ARS since February 2008. In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with the terms in the prospectus/offering circular. The Company held $9.8 million of auction rate securities at December 31, 2007, which consist primarily of fully insured, AAA rated government guaranteed student loan-backed securities under the Federal Family Education Loan Program, or FFELP. Since December 31, 2007, the Company has sold, at par value, $5.1 million of these securities through the auction process. On February 13, 2008, the Company was informed that there was insufficient demand at auction for the $4.7 million (par value) in remaining auction rate securities. As a result, these affected securities are currently not liquid and may not become liquid unless the Company is successfully able to re-finance them, or unless a future auction on these investments is successful. If a liquid market does not ever develop for these securities, the Company may be required to hold them to maturity.

Due to the aforementioned uncertainties, all of the Company’s auction rate securities were classified as long-term investments in the condensed consolidated balance sheet as of September 30, 2008. In determining the fair value of the Company’s available-for-sale auction rate securities at September 30, 2008, the Company has taken into consideration fair values determined by the financial institutions, current credit rating of the securities, discounted cash flow analysis, as deemed appropriate, and its current liquidity position. Since the ARS are primarily affected by liquidity risk, rather than credit risk in the underlying collateral or the issuer, unrealized losses are deemed to be temporary in nature. The amount of unrealized losses related to the temporary impairment of the ARS was $0.4 million for the nine months ended September 30, 2008.

Comprehensive Income (Loss)

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income”, or SFAS 130, requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the nine months ended September 30, 2008 and 2007 was $29.2 million and $28.4 million, respectively. In accordance with SFAS 130, the net accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as a separate component of stockholders’ deficit.

As of September 30, 2008 and December 31, 2007, accumulated foreign currency translation adjustments were ($25,000) and ($25,000), respectively, and accumulated unrealized gains (losses) on investments were ($364,000) and $10,000, at September 30, 2008 and December 31, 2007, respectively.

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

At September 30, 2008, there was $6.9 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2 years.

Restricted Stock Awards

The Company did not grant any shares of restricted common stock to employees during the three months ended September 30, 2008 and granted 123,055 shares of restricted common stock to employees during the nine months ended September 30, 2008 under the Company’s 2004 Performance Incentive Plan, as amended. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of four years.

The amount of compensation to be recognized is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $161,000 and $450,000 for the three and nine months ended September 30, 2008, respectively, and $83,000 and $221,000 for the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, there was approximately $1.2 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, or SFAS 128, and SEC SAB No. 98, or SAB 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares, such as stock options, outstanding during the period. Such common equivalent shares have not been included in the Company’s computation of diluted net loss per share as their effect would be anti-dilutive. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options, warrants, and as-converted shares was 18,349,220 and 10,139,532 for the nine months ended September 30, 2008 and 2007, respectively.

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

Facility Agreement

On September 26, 2008, the Company entered into a Facility Agreement with certain institutional accredited investors (collectively, the “Lenders”), pursuant to which the Lenders agreed to loan to the Company up to $65 million, subject to the terms and conditions set forth in the Facility Agreement (the “Financing”). At the closing, the Company initially borrowed $40 million under the Facility Agreement. In connection with the Financing, the Company paid Deerfield Management Company, L.P., an affiliate of the lead Lender, a one-time transaction fee of $1.625 million. Total financing costs as of September 30, 2008 were $3.1 million.

Any amounts drawn under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in cash in arrears beginning on December 31, 2008. The Company shall repay the Lenders 33% of any principal amount outstanding under the Facility Agreement on each of September 26, 2011 and 2012, and 34% of such principal amount outstanding on September 26, 2013.

Additionally, any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require the Company to re-pay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require the Company to re-pay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon.

In connection with the Financing, on September 26, 2008, the Company and Highbridge International LLC, a holder of the Company’s senior subordinated convertible notes, representing at least a majority of the aggregate principal amount of the notes outstanding, entered into an Amendment to the notes providing that the Company could, in its sole discretion, redeem all, but not less than all, of the notes at any time at a price equal to 100% of the outstanding principal amount and accrued but unpaid interest thereon. On September 29, 2008, the Company repaid all of the outstanding principal and interest under the notes with borrowings under the Facility Agreement. Any subsequent amounts drawn under the Facility Agreement will be used for operating expenses and general corporate purposes.

Because the consummation of certain change in control transactions results in a premium of the outstanding principal, the premium feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. Changes in fair value of the derivative are recorded as interest expense and the difference between the face value of the outstanding principal on the Facility Agreement and the amount remaining after the bifurcation is recorded as a discount to be amortized over the term of the Facility Agreement, which is five years.

The value of the derivative associated with the Facility Agreement as of September 30, 2008 is $0.6 million. The value of the derivative associated with the senior subordinated convertible notes on the extinguishment date was $0.4 million and was written off as a reduction to interest expense concurrently with the payoff of the $40 million convertible notes. The embedded derivative related to the Facility Agreement will be marked-to-market through earnings on a quarterly basis.

Warrants

Upon execution of the Facility Agreement, the Company issued to the Lenders warrants to purchase an aggregate of 12.5 million shares of common stock of the Company at an exercise price of $1.41 per share. If the Company issues or sells shares of its common stock (other than certain “excluded shares,” as such term is defined in the Facility Agreement) after September 26, 2008, the Company will issue concurrently therewith additional warrants to purchase such number of shares of common stock as will entitle the Lenders to maintain the same beneficial ownership in the Company after the issuance as they had prior to such issuance, as adjusted on a pro rata basis for repayments of the outstanding principal amount under the loan, with such warrants being issued at an exercise price equal to the greater of $1.41 per share and the closing price of the common stock on the date immediately prior to the issuance. All warrants issued under the Facility Agreement expire on September 26, 2014 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of Company common stock then issued and outstanding.

In addition, upon certain change of control transactions, or upon certain “events of default” (as defined in the warrants), the holder has the right to net exercise the warrants for an amount of shares of Company common stock equal to the Black-Scholes value of the shares issuable under the warrants divided by 95% of the closing price of the common stock on the day immediately prior to the consummation of such change of control or event of default, as applicable. In certain circumstances where a warrant or portion of a warrant is not net exercised in connection with a change of control or event of default, the holder will be paid an amount in cash equal to the Black-Scholes value of such portion of the warrant not treated as a net exercise.

In accordance with EITF 00-19, the warrants issued in connection with the Facility Agreement qualify for permanent classification as equity and their relative fair market value of $9.25 million on issuance date was recorded as additional paid in capital and discount on debt to be amortized over the term of the Facility Agreement, or five years.

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

Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of December 31, 2007 and September 30, 2008. Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions, utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that might have occurred previously or that could occur in the future. Due to the significant complexity and cost, the Company has not completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” or FIN 48. There have been no significant changes during the three and nine months ended September 30, 2008 for any uncertain tax positions and the Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2007 or September 30, 2008. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1992 to 2007 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax.

Subsequent Event

On October, 7, 2008, UBS AG, who marketed the auction rate securities to the Company, offered Auction Rate Securities Rights to certain clients of UBS Securities LLC and UBS Financial Services Inc. to repurchase these securities. The Auction Rate Securities Rights specific to the Company’s holding (which include $4.7 million par value high-grade (AAA rated) auction rate securities) gives the Company the right to hold its investments and continue to accrue interest or dividends or sell its investments back to UBS at par value. The exercise period of the Right begins on January 2, 2009 and expires January 4, 2011. Additionally, UBS is offering a no net cost loan at 75% of the par value.

On October 29, 2008, the Company borrowed the remaining $25 million available under the Facility Agreement. In connection therewith, the Company issued warrants to purchase 2.5 million shares of common stock at an exercise price of $1.41 per share.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of this statement, but believes it will not have a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In April 2008, the FASB issued FASB Staff Position, or FSP, SFAS 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company is currently assessing the impact of this statement, but believes it will not have a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In May 2008, the FASB issued Financial Accounting Standard, or SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with GAAP. Unlike SAS No. 69, “The Meaning of Present in Conformity With GAAP,” SFAS 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.” The Company is currently assessing the impact of this statement, but believes it will not have a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP APB 14-1. FSP APB 14-1 requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 must be applied retrospectively and early adoption is prohibited. The Company is currently evaluating the expected impact of the provisions of FSP APB 14-1.

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

Overview

We are an ophthalmic pharmaceutical company. Our products and product candidates address the $4.7 billion U.S. prescription ophthalmic market and include therapies for inflammation, ocular pain, glaucoma, allergy, dry eye, vitreous hemorrhage, and diabetic retinopathy. We currently have three products for sale in the U.S.: Xibrom (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, Istalol (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase (hyaluronidase for injection) for use as a spreading agent. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $332.0 million through September 30, 2008.

Results of Operations

Three Months Ended September 30, 2008 and 2007

Revenue. Net product sales were approximately $21.6 million for the three months ended September 30, 2008, as compared to $15.8 million for the three months September 30, 2007. The increase in net product sales was primarily attributable to the continued growth of Xibrom and Istalol in the marketplace.

In addition to product revenues for the three months ended September 30, 2008 and 2007, we recorded license revenue of $69,000 in each of the three month periods ended September 30, 2008 and 2007, reflecting the amortization of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

The following table sets forth our net revenue for each of our products for each of the three month periods ended September 30, 2008 and 2007 and the corresponding percentage change.

Net Revenue

$ millions	Quarter Ended September 30, 2008	Quarter Ended September 30, 2007	% Change
Xibrom	$16.2	$11.3	43%
Istalol	3.9	3.0	30%
Vitrase	1.5	1.5	0%
Other	0.1	0.1	0%

Total Net Revenue	$21.7	$15.9	36%

Gross margin and cost of products sold. Gross margin for the three months ended September 30, 2008 was 73% of net revenue, or $15.9 million, as compared to 74% of net revenue, or $11.7 million, for the three months ended September 30, 2007.

Cost of products sold was $5.8 million for the three months ended September 30, 2008, as compared to $4.2 million for the three months ended September 30, 2007. Cost of products sold for the three months ended September 30, 2008 and 2007 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales year over year.

Research and development expenses. Research and development expenses were $7.8 million for the three months ended September 30, 2008, as compared to $8.4 million for the three months ended September 30, 2007. Included in research and development expenses for the third quarter ended September 30, 2007 was $3.0 million in milestone expense, including an upfront payment expense in the amount of $2.0 million associated with the licensing of the nasal dosage form of bepotastine from Tanabe. The increase in research and development expenses, excluding the prior year quarter’s milestone expense of $3.0 million, for the third quarter of 2008 was primarily the result of an increase in clinical development costs, which include clinical investigator fees, study monitoring costs and data management costs, due to the work performed on our key product candidates: Xibrom, Bepreve Phase III efficacy, Bepreve safety and T-Pred studies. Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial scale manufacturing capabilities for Vitrase, Istalol and Xibrom.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, and medical affairs costs. In addition, we also record as research and development expenses any up front and milestone payments that have accrued to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. For the three months ended September 30, 2008, approximately 50% of our research and development expenditures were for clinical development costs, 16% were for regulatory costs, 4% were for pharmaceutical development costs, 20% were for manufacturing development costs, 8% were for medical affairs costs and 2% for stock-based compensation expense.

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for the three months ended September 30, 2008 were $3.8 million as compared to $2.0 million for the three months ended September 30, 2007, or an increase of $1.8 million. The increase in clinical costs in 2008 was primarily due to costs associated with the Xibrom (bromfenac sodium 0.18%) clinical trial, the Bepreve Phase III clinical trials and other study costs.

•

Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, were $1.3 million for the three months ended September 30, 2008 as compared to $1.0 million for the three months ended September 30, 2007. The increase of $300,000 was due primarily to an overall increase in outside consulting costs.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for both the three months ended September 30, 2008 and the three months ended September 30, 2007 were $0.3 million.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for the three months ended September 30, 2008 were $1.6 million as compared to $1.3 million for the three months ended September 30, 2007, or an increase of $300,000. The increase is primarily attributable to the timing of costs incurred quarter over quarter related to costs such as clinical supplies and stability studies associated with our growing pipeline of products.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for both the three months ended September 30, 2008 and the three months ended September 30, 2007 were $0.6 million.

•	Stock-based compensation expense — Stock-based compensation expense for both the three months ended September 30, 2008 and the three months ended September 30, 2007 was $0.2 million.

Our research and development activities reflect our efforts to advance our product candidates through the various stages of product development. The expenditures that will be necessary to execute our development plans are subject to numerous uncertainties, which may affect our research and development expenditures and capital resources. For instance, the duration and the cost of clinical trials may vary significantly depending on a variety of factors including a trial’s protocol, the number of patients in the trial, the duration of patient follow-up, the number of clinical sites in the trial, and the length of time required to enroll suitable patient subjects. Even if earlier results are positive, we may obtain different results in later stages of development, including failure to show the desired safety or efficacy, which could impact our development expenditures for a particular product candidate. Although we spend a considerable amount of time planning our development activities, we may be required to deviate from our plan based on new circumstances or events or our assessment from time to time of a product candidate’s market potential, other product opportunities and our corporate priorities. Any deviation from our plan may require us to incur additional expenditures or accelerate or delay the timing of our development spending. Furthermore, as we obtain results from trials and review the path toward regulatory approval, we may elect to discontinue development of certain product candidates in certain indications, in order to focus our resources on more promising candidates or indications. As a result, the amount or ranges of estimable cost and timing to complete our product development programs and each future product development program is not estimable.

Selling, general and administrative expenses. Selling, general and administrative expenses were $13.2 million for the three months ended September 30, 2008, as compared to $11.0 million for the three months ended September 30, 2007. The $2.2 million increase in selling, general and administrative expenses in 2008 as compared to 2007 primarily results from higher sales and marketing expenses associated with the expansion of our sales force, which occurred in the first quarter of 2008 ($0.6 million), an overall increase in administrative costs, primarily related to legal expenses ($1.3 million) and an increase in our stock-based compensation expense ($0.3 million). Selling, general, and administrative expenses during the third quarter of 2008 includes $0.8 million in stock-based compensation expense.

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

For the three months ended September 30, 2008 and 2007, we granted stock options to employees to purchase 48,400 shares of common stock (at a weighted average exercise price of $1.76 per share) and 52,600 shares of common stock (at a weighted average exercise price of $7.11 per share), respectively, equal to the fair market value of our common stock at the time of grant. We did not issue any restricted stock awards for the three months ended September 30, 2008, but issued 2,000 restricted stock awards for the three months ended September 30, 2007 and included in stock compensation expense was $161,000 and $83,000 for the three months ended September 30, 2008 and 2007, respectively, related to these restricted stock awards.

Interest income. Interest income was $0.1 million for the three months ended September 30, 2008, as compared to $0.7 million for the three months ended September 30, 2007. The decrease in interest income was primarily attributable to lower rates of return on cash balances for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007.

Interest expense. Interest expense was $2.4 million for the three months ended September 30, 2008, as compared to $1.2 million for the three months ended September 30, 2007. Interest expense consists of the interest on the outstanding amounts under our credit facility, the amortization of the deferred financing costs associated with the issuance of $40.0 million in senior subordinated convertible notes, the interest recorded on these outstanding senior subordinated convertible notes and the mark-to-market adjustment on the derivative associated with the subordinated convertible notes. The increase of $1.2 million is primarily attributable to the write-off of the unamortized deferred financing costs, the unamortized debt discount and the value of the embedded derivative associated with the senior subordinated convertible notes, which were paid in full as of the quarter ended September 30, 2008.

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

•

We anticipate that our 2008 interest expense will be approximately $6 to $7 million. Included in those costs is $3.5 to $4 million of interest expense on our debt agreements and $2.5 to $3 million of non-cash amortization costs related to our embedded derivative and debt discount on both our old convertible notes and our new credit facility.

•	We expect to end 2008 with a cash balance of $25 to $35 million, depending upon fluctuations in working capital.

Nine Months Ended September 30, 2008 and 2007

Revenue. Net product sales were approximately $54.8 million for the nine months ended September 30, 2008, as compared to $39.5 million for the nine months ended September 30, 2007. The increase in net product sales was primarily attributable to the continued growth of Xibrom and Istalol in the marketplace.

In addition to product revenues for the nine months ended September 30, 2008 and 2007, we recorded license revenue of $0.2 million in each of the nine months ended September 30, 2008 and 2007, reflecting the amortization of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

The following table sets forth our net revenue for each of our products for each of the nine month periods ended September 30, 2008 and 2007 and the corresponding percentage change.

Net Revenue

$ millions	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	% Change
Xibrom	$41.6	$28.1	48%
Istalol	9.5	7.7	23%
Vitrase	3.7	3.7	0%
Other	0.2	0.2	0%

Total Net Revenue	$55.0	$39.7	39%

Gross margin and cost of products sold. Gross margin for the nine months ended September 30, 2008 was 73% of net revenue, or $40.2 million, as compared to 74% of net revenue, or $29.3 million, for the nine months ended September 30, 2007. The change in gross margin as a percentage of net revenue is primarily due to an increase in royalty rate for Xibrom and other costs.

Cost of products sold was $14.8 million for the nine months ended September 30, 2008, as compared to $10.4 million for the nine months ended September 30, 2007. Cost of products sold for the nine months ended September 30, 2008 and 2007 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales year over year.

Research and development expenses. Research and development expenses were $25.1 million for the nine months ended September 30, 2008, as compared to $20.9 million for the nine months ended September 30, 2007. Included in research and development expenses for the nine months ended September 30, 2007 was $3.0 million in milestone expense, including an upfront payment expense in the amount of $2.0 million associated with the licensing of the nasal dosage form of bepotastine from Tanabe. The increase in research and development expenses, excluding the milestone expense of $3.0 million incurred in 2007, for the nine months ended September 30, 2008 was primarily the result of an increase in clinical development costs, which include clinical investigator fees, study monitoring costs and data management costs, due to the work performed on our key product candidates: Xibrom, Bepreve Phase III efficacy, Bepreve safety and T-Pred studies. Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial scale manufacturing capabilities for Vitrase, Istalol and Xibrom.

For the nine months ended September 30, 2008, approximately 59% of our research and development expenditures were for clinical development costs, 10% were for regulatory costs, 8% were for pharmaceutical development costs, 4% were for manufacturing development costs, 17% were for medical affairs costs and 2% for stock-based compensation expense.

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for the nine months ended September 30, 2008 were $14.6 million as compared to $7.9 million for the nine months ended September 30, 2007, or an increase of $6.7 million. The increase in clinical costs in 2008 was primarily due to costs associated with the Xibrom (bromfenac sodium 0.18%) clinical trial, the Bepreve Phase III clinical trials and other study costs.

•

Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, were $2.6 million for the nine months ended September 30, 2008 as compared to $2.7 million for the nine months ended September 30, 2007. The decrease of $100,000 was due primarily to an overall increase in outside consulting costs offset by a receivable recorded in the first quarter of 2008 in the amount of $0.9 million representing a partial refund of our NDA filing fee paid in December 2007 for Xibrom (bromfenac sodium 0.18%). The receivable was subsequently collected.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for the nine months ended September 30, 2008 were $1.0 million as compared to $0.9 million for the nine months ended September 30, 2007, or an increase of $100,000. The increase is primarily due to an overall increase in outside research expenses.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for the nine months ended September 30, 2008 were $4.4 million as compared to $3.8 million for the nine months ended September 30, 2007, or an increase of $600,000. The increase is primarily attributable to an overall increase in research related costs such as clinical supplies and stability studies associated with our growing pipeline of products.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for the nine months ended September 30, 2008 were $2.0 million as compared to $1.9 million for the nine months ended September 30, 2007, or an increase of $100,000. The increase is primarily attributable to an overall increase in outside consulting and investigator costs.

•

Stock-based compensation expense — Stock-based compensation expense for the nine months ended September 30, 2008 was $0.5 million as compared to $0.7 million for the nine months ended September 30, 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses were $40.2 million for the nine months ended September 30, 2008, as compared to $35.1 million for the nine months ended September 30, 2007. The $5.1 million increase in selling, general and administrative expenses in 2008 as compared to 2007 primarily results from higher sales and marketing expenses associated with the expansion of our sales force, which occurred in the first quarter of 2008 ($2.0 million), an overall increase in administrative costs primarily legal expenses ($2.0 million), and an increase in compensation expense ($1.1 million). Selling, general, and administrative expenses during the nine months ended September 30, 2008 includes $2.8 million in stock-based compensation expense.

Stock-based compensation. For the nine months ended September 30, 2008 and 2007, we granted stock options to employees to purchase 917,247 shares of common stock (at a weighted average exercise price of $4.34 per share) and 1,004,629 shares of common stock (at a weighted average exercise price of $7.62 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 123,055 and 105,291 restricted stock awards for the nine months ended September 30, 2008 and 2007, respectively, and included in stock compensation expense was $450,000 and $221,000 for the nine months ended September 30, 2008 and 2007, respectively, related to these restricted stock awards.

Interest income. Interest income was $0.7 million for the nine months ended September 30, 2008, as compared to $1.5 million for the nine months ended September 30, 2007. The decrease in interest income was primarily attributable to lower rates of return on cash balances for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Interest expense. Interest expense was $4.5 million for the nine months ended September 30, 2008, as compared to $3.1 million for the nine months ended September 30, 2007. Interest expense consists of the interest on the outstanding debt, the amortization of the deferred financing costs and discount on long-term debt, and the mark-to-market adjustment on the derivatives associated with the $40 million subordinated convertible notes. The increase of $1.4 million is primarily attributable to the write off of the unamortized deferred financing costs, the unamortized debt discount and the value of the embedded derivative associated with the senior subordinated convertible notes, which were paid in full as of the nine months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2008, we had approximately $22.1 million in cash and cash equivalents, $4.3 million in long term investments and working capital of $2.6 million. Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2000, we have received gross proceeds of approximately $321.7 million from sales of our common stock and the issuance of promissory notes and convertible debt.

Under our revolving credit facility with Silicon Valley Bank, as amended September 25, 2008, we may borrow up to the lesser of $10.0 million and 80% of eligible accounts receivable plus the lesser of 25% of net cash or $2.5 million. As of September 30, 2008, we had no available borrowings under the credit facility. All outstanding amounts under the credit facility bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis. The credit facility also contains customary covenants regarding operations of our business and a requirement that we maintain a minimum unrestricted cash amount of $10 million plus the amounts borrowed under the credit facility, and is collateralized by all of our assets. As of September 30, 2008, we were in compliance with all of the covenants under the credit facility. All amounts owing under the credit facility will become due and payable on March 31, 2009.

In September 2008, we entered into a Facility Agreement with certain institutional accredited investors, which we refer to as the Lenders, to loan us up to $65 million. We initially borrowed $40 million under the Facility Agreement. Any amounts drawn under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in cash in arrears beginning on December 31, 2008. We will repay the Lenders 33% of any principal amount outstanding under the Facility Agreement on each of September 26, 2011 and 2012, and 34% of such principal amount outstanding on September 26, 2013. Additionally, any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to re-pay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to re-pay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon.

In connection with the Facility Agreement, we and Highbridge International LLC, the holder of a majority of the aggregate principal amount of our senior subordinated convertible notes, entered into an amendment to the notes to provide that we could, in our sole discretion, redeem all, but not less than all, of the notes at any time at a price equal to 100% of the outstanding principal amount and accrued but unpaid interest thereon. On September 29, 2008, we repaid all of the outstanding principal and interest under the notes with borrowings under the Facility Agreement.

On October 29, 2008, we borrowed the remaining $25 million available under the Facility Agreement. In connection therewith, we issued warrants to purchase 2.5 million shares of common stock at an exercise price of $1.41 per share.

In addition, we have a credit arrangement whereby we may borrow up to $1.2 million to finance the purchase of certain capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the purchase date of the equipment. As of September 30, 2008, $0.4 million was outstanding under this arrangement.

For the nine months ended September 30, 2008, we used $19.9 million of cash for operations principally as a result of the net loss of $28.8 million, offset by the net change in operating assets and liabilities of $3.3 million, the recording of $3.0 million in stock-based compensation, the recording of $0.8 million in depreciation and amortization, the recording of ($0.2) million in derivative valuation and debt discount write off and the recording of $2.0 million in amortization of deferred financing costs associated with the subordinated convertible notes. For the nine months ended September 30, 2007, we used $22.7 million of cash for operations principally as a result of the net loss of $28.4 million, the net change in operating assets and liabilities of $2.2 million, offset by the recording of $2.4 million in stock based compensation and the recording of $1.1 million in depreciation and amortization, derivative valuation, and the amortization of debt discount and deferred financing costs.

For the nine months ended September 30, 2008, we received $17.1 million of cash from investing activities, primarily due to the maturities of our short-term investment securities. For the nine months ended September 30, 2007, we received $1.4 million of cash from investing activities, primarily due to the maturities of our short-term investment securities and the release of restricted cash related to our senior subordinated convertible notes.

For the nine months ended September 30, 2008, we used $1.3 million of cash in financing activities, primarily as a result of net proceeds from both our revolving line of credit ($2.5 million) and the facility agreement entered into on September 26, 2008 ($36.9 million), offset by the repayment of the $40 million senior subordinated convertible notes. The net proceeds from the Facility Agreement include $40.0 million in gross proceeds offset by the embedded derivative valued at $0.7 million and deferred financing costs totaling $3.1 million. For the nine months ended September 30, 2007, we received $38.9 million from financing activities, primarily as a result of the sale of an aggregate of 5.25 million shares of our common stock at a purchase price of $7.00 per share, resulting in gross proceeds to us of $36.75 million before payment of offering expenses and placement agent fees of $2.6 million and $3.6 million from the exercise of 951,151 warrants.

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

We have never been profitable, and we might never become profitable. In this regard, we anticipate that our operating expenses will continue to increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products. As of September 30, 2008, our accumulated deficit was $332.0 million, including a net loss of approximately $28.8 million for the nine months ended September 30, 2008 resulting in a stockholders’ deficit of $18.1 million. We believe that current cash and cash equivalents, together with cash receipts generated from product sales and borrowings under our credit facilities, will be sufficient to meet anticipated cash needs for operating and capital expenditures for at least the next 12 months.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and auction rate securities. The average duration of all of our investments in 2008 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of September 30, 2008, we have not used derivative instruments or engaged in hedging activities.

At September 30, 2008, we held approximately $4.3 million in auction rate securities with a AAA credit rating upon purchase. In February 2008, we were informed that there was insufficient demand at auction for these securities. As a result, this amount is currently not liquid and may not become liquid unless the issuer is able to refinance it. We have classified our investment in auction rate securities as a long-term investment and included the investment in other assets on our balance sheet.

All outstanding amounts under our revolving credit facility with Silicon Valley Bank bear interest at a variable rate equal to the lender’s prime rate plus 0.5%, which is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of September 30, 2008, we had $10.0 million outstanding under our credit facility. We estimate that a 10% change in interest rates on our credit facility would not have had a material effect on our net loss for the nine months ended September 30, 2008.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

Item 4	Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have approximately 33.0 million shares of common stock outstanding, most of which are freely tradable. In addition, as of September 30, 2008, an aggregate of 5,849,220 shares of common stock were issuable upon exercise of outstanding options, 12,500,000 shares of common stock are issuable upon the exercise of certain warrants issued under the facility agreement and 2,375,093 shares remain available for issuance under our equity incentive plans. The market price of our common stock could drop due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock.

Items 2 – 4. Not applicable.

Item 5.	Other Information

We have scheduled our annual meeting of stockholders for December 10, 2008. The record date for the annual meeting is November 5, 2008. The scheduled date of this year’s annual meeting constitutes a change of more than thirty (30) days from the anniversary of last year’s annual meeting, which was held on October 11, 2007. As a result, in accordance with rules promulgated under the Securities Exchange Act of 1934, as amended, we have extended the deadline for submitting stockholder proposals pursuant to Rule 14a-8 for inclusion in the proxy statement and for submitting non-Rule 14a-8 stockholder proposals for presentation at the annual meeting. In last year’s proxy statement, we requested that stockholder proposals be delivered by May 9, 2008. We did not receive any stockholder proposals in connection with this year’s annual meeting by May 9, 2008 or subsequently through October 29, 2008. The new deadline is the close of business on November 5, 2008.

Stockholder proposals should be delivered to our executive offices at the following address: ISTA Pharmaceuticals, Inc., 15295 Alton Parkway, Irvine, California 92618, Attention: Corporate Secretary. Such proposals will also need to comply with the rules of the Securities and Exchange Commission regarding the inclusion of stockholder proposals in proxy materials, and may be omitted if not in compliance with applicable requirements.

Item 6	Exhibits

Exhibit Number	Description

4.1	Form of Warrant to purchase shares of common stock of ISTA Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.1	Facility Agreement, dated September 26, 2008, by and among ISTA Pharmaceuticals, Inc. and the lenders named therein (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.2	Amendment, dated September 26, 2008, by and among ISTA Pharmaceuticals, Inc. and Highbridge International LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.3	Registration Rights Agreement, dated September 26, 2008, by and among ISTA Pharmaceuticals, Inc. and the investors named therein (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.4	Security Agreement, dated September 26, 2008, by and among ISTA Pharmaceuticals, Inc. and the secured parties named therein (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.5	Loan Modification Agreement, dated September 26, 2008, by and between ISTA Pharmaceuticals, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISTA PHARMACEUTICALS, INC. (Registrant)

Dated: October 31, 2008	/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

Dated: October 31, 2008	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer and Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Form of Warrant to purchase shares of common stock of ISTA Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.1	Facility Agreement, dated September 26, 2008, by and among ISTA Pharmaceuticals, Inc. and the lenders named therein (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.2	Amendment, dated September 26, 2008, by and among ISTA Pharmaceuticals, Inc. and Highbridge International LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.3	Registration Rights Agreement, dated September 26, 2008, by and among ISTA Pharmaceuticals, Inc. and the investors named therein (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.4	Security Agreement, dated September 26, 2008, by and among ISTA Pharmaceuticals, Inc. and the secured parties named therein (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.5	Loan Modification Agreement, dated September 26, 2008, by and between ISTA Pharmaceuticals, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.