Form 10-K
period 2008-12-31
ISTA PHARMACEUTICALS INC
filed 2009-02-23
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company: in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $53,383,000.

As of January 31, 2009 there were 33,086,623 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ISTA PHARMACEUTICALS, INC.

PART I

References in this Annual Report on Form 10-K to “ISTA”, “we”, “our”, “us”, or the “Company” refer to ISTA Pharmaceuticals, Inc. This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.” Xibrom®, Xibrom QD™, Istalol®, Vitrase®, T-Pred™, Bepreve™, ISTA®, ISTA Pharmaceuticals® and the ISTA logo are our trademarks, either owned or under license.

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

Overview

We are an ophthalmic pharmaceutical company. Our products and product candidates seek to address the $4.3 billion U.S. prescription ophthalmic pharmaceutical market and include therapies for inflammation, ocular pain, glaucoma, allergy and dry eye. In addition, we plan to compete in a $2.3 billion U.S. allergic rhinitis market with our nasal formulation of bepotastine. We currently have three products available for sale in the United States: Xibrom® (bromfenac ophthalmic solution) 0.09% for the treatment of inflammation and pain following cataract surgery, Istalol® (timolol maleate ophthalmic solution) 0.5% for the treatment of glaucoma, and Vitrase® (hyaluronidase for injection) Lyophilized, Ovine and Ovine, 200 USP Units/mL for use as a spreading agent. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $333.9 million through December 31, 2008.

Our Products and Pipeline

The following is a summary of our key, late-stage clinical products and product candidates:

Product/Product Candidate	Indication	Development Status
Xibrom (Twice-Daily)	Ocular inflammation and pain following cataract surgery	Marketed in the United States

Istalol	Glaucoma	Marketed in the United States

Vitrase	Spreading agent	Marketed in the United States

Bepreve (Bepotastine ophthalmic solution)	Allergic conjunctivitis	NDA accepted by U.S. Food & Drug Administration with an action date of September 12, 2009

Xibrom QD (Once-Daily)	Ocular inflammation and pain following cataract surgery	Phase III

T-Pred	Steroid-responsive inflammatory ocular conditions	Phase III

Xibrom (Lower Dose)	Dry eye syndrome	Expect to complete pilot clinical study in 2009

Ecabet Sodium	Dry eye syndrome	Announced positive, preliminary results from Phase IIb confirmatory study in January 2009

Bepotastine Nasal	Allergic rhinitis	Nasal formulation in development

Xibrom (bromfenac, 0.09%) – twice-daily

Xibrom is a twice-daily topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation and pain following cataract surgery. We received approval from the U.S. Food & Drug Administration, or FDA, for Xibrom for the treatment of ocular inflammation following cataract surgery in March

2005. We launched Xibrom in the United States in the second quarter of 2005. In January 2006, we received FDA approval of an expanded indication of Xibrom to include the treatment of pain following cataract surgery. We are currently promoting Xibrom through our own sales force.

Xibrom was first developed by Senju Pharmaceuticals, Co. Ltd., or Senju, and launched in Japan in 2000. In May 2002, we acquired marketing rights for Xibrom in the United States under a license agreement with Senju.

Based upon 2008 data from IMS Health, we estimate that 2008 sales in the U.S. topical ophthalmic anti-inflammatory non-steroidal market were approximately $255 million, with total prescriptions of 2.5 million. From 2007 to 2008, the U.S. topical ophthalmic anti-inflammatory non-steroidal market grew approximately 21% in dollars and 8% in total prescriptions. Currently available non-steroid treatments must be dosed three or four times a day as compared to Xibrom’s twice-daily dosing.

In January 2009, the patent on Xibrom expired, and we lost regulatory exclusivity for Xibrom. As a result, generic competitors became eligible to receive approval for abbreviated NDAs, or ANDAs, for bromfenac. During the second quarter of 2008, we submitted a Citizen Petition to the FDA requesting that the FDA refrain from approving any applications that contain active pharmaceutical ingredient, or API, manufactured outside the United States until the FDA conducts full inspections and determines that manufacturers are in compliance with applicable regulations. The FDA denied such Citizen Petition in the fourth quarter of 2008. During the second quarter of 2008, we submitted a second Citizen Petition to the FDA requesting that the FDA refrain from approving any application for generic bromfenac solutions unless specific standards are satisfied, including but not limited to, corneal safety standards. On December 15, 2008, the FDA notified us that it had not yet reached a decision on the second Citizen Petition and that further review and analysis was required. The FDA published a guidance document in the Federal Register in January 2009 outlining its interpretation of responding to Citizens Petitions as required under the Food and Drug Administration Amendments Act that was passed in September 2007. In the guidance document, the FDA noted that it would not be required to respond to Citizens Petitions within the 180-day period from when the petition was filed in the event that an ANDA had not been filed as of the petition filing date. Because of this guideline, we have concluded that no ANDA was on file with the FDA for Xibrom as of June 23, 2008. During the fourth quarter of 2008, we submitted a third Citizen Petition to the FDA requesting that the FDA refrain from approving any applications for ophthalmic pharmaceutical products that do not contain standards for endotoxin levels and water for injection. We cannot predict whether the FDA will grant or deny our two pending Citizen Petitions or when it may take action with respect to such Citizen Petitions. Based upon publicly available information such as the lack of any new Drug Master File for bromfenac through December 31, 2008, the conclusion that no ANDA was on file for Xibrom as of June 23, 2008 and the average FDA review times for ANDAs, we do not anticipate a generic form of bromfenac to gain approval by a generic competitor until at least the second half of 2010, or later.

Xibrom (bromfenac, 0.09%) – once-daily

We are developing a once-daily version of Xibrom for the treatment of ocular inflammation and pain following cataract surgery. During 2008, we completed two Phase III studies of Xibrom QD (once-daily). The study enrolled 282 patients who underwent cataract surgery in two U.S. multi-center, randomized, double-masked, parallel-group, vehicle-controlled trials to evaluate Xibrom 0.09% dosed once-daily to vehicle (placebo). The identical trials were performed under a common protocol and designated the east region trial, or ER Trial, and the west region trial, or WR Trial. According to preliminary analysis, integrated results for the two trials demonstrated Xibrom QD achieved statistical significance in meeting the primary efficacy endpoint of an absence of ocular inflammation 15 days post surgery. In addition, Xibrom QD met the secondary efficacy endpoint of elimination of ocular pain one day post surgery. When considered independently, the WR Trial showed statistical significance in both the primary and secondary efficacy endpoints. The ER Trial exhibited strong trends in both the absence of ocular inflammation and pain but did not meet statistical significance for either. The rate of patients who discontinued due to lack of efficacy in the ER Trial was six times greater than the WR Trial and a previous clinical study utilizing the same protocol and concentration. In addition, there was a 20 percentage-point greater placebo effect for the relief of pain in the ER Trial compared to the WR Trial results and with previous trial experience with bromfenac ophthalmic solution. Despite the unexpected results reported for the ER Trial portion of the Phase III study, there were strong trends in favor of statistical efficacy. We have discussed the data with the FDA and initiated a confirmatory Phase III study that we expect to complete in 2009.

Xibrom (bromfenac) – lower concentration

We are developing a lower concentration of Xibrom for the treatment of dry eye syndrome. We are expecting results from a Phase II clinical trial studying the potential of a lower concentration of Xibrom to treat the signs and symptoms of dry eye disease in the first half of 2009. Once this lower concentration Xibrom trial is completed and the results of our ecabet sodium Phase IIb study results are analyzed fully, we will make a decision on which product or products in our dry eye franchise to move into Phase III trials, which could start as early as 2010.

Based on data compiled from various publicly available sources, we estimate that annual sales in the U.S. prescription dry eye market were approximately $410 million in 2008, with total prescriptions of over 2.3 million.

Istalol (timolol)

Istalol is our once-daily, eye drop solution of timolol, a beta-blocking agent for the treatment of glaucoma. Istalol was developed by Senju in Japan. In May 2002, we acquired marketing rights for Istalol in the United States under a license agreement with Senju. We received FDA approval to market Istalol in the United States in 2004 for the treatment of glaucoma. We promote the product through our own sales force.

Glaucoma is a chronic disease that gradually reduces eyesight without warning and often without symptoms. If undetected and untreated, glaucoma can lead to irreversible eye damage and eventual blindness. According to the Glaucoma Research Foundation, glaucoma is the cause of an estimated 9-12% of all blindness cases and is the second leading cause of blindness in the United States. Currently, its causes are not well understood and there is no known cure.

According to the Glaucoma Research Foundation, three million people in the United States suffer from the disease, with 120,000 new cases documented annually. According to prescription data compiled by IMS Health for 2008, we estimate that the U.S. pharmaceutical market for the treatment of glaucoma exceeds $1.9 billion per year. Of this amount, the ophthalmic beta-blocker market was approximately $154 million in 2008, primarily at generic prices, with over 4.4 million prescriptions written in 2008. Timolol maleate, which is currently available from several manufacturers in either a twice-daily eye drop solution or once-daily gel formulation, is the leading beta-blocker to treat glaucoma in the United States. Istalol, given once-daily, has shown efficacy and safety comparable to timolol maleate solution, given twice-daily. Other than Istalol, the only available formulations of timolol maleate that have demonstrated efficacy with once-daily dosing are gels, which have been known to cause blurring of patients’ vision.

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

Bepreve (bepotastine ophthalmic solution)

We are developing Bepreve as a prescription pharmaceutical eye drop treatment for ocular allergy. Bepreve has three primary mechanisms of action: (i) it is a non- sedating, selective antagonist of the histamine 1, or H1, receptor, (ii) it has a stabilizing effect on mast cells, and (iii) it suppresses the migration of eosinophils into inflamed tissues. The compound’s primary mechanisms of action are believed to make it an effective treatment against the signs and symptoms of allergic conjunctivitis.

Bepreve was approved in Japan for use in the treatment of allergic rhinitis and uriticaria/puritus in July 2000 and January 2002, respectively, and is marketed by Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.) under the brand name TALION. TALION was co-developed by Mitsubishi Tanabe and Ube Industries, Ltd., who discovered bepotastine. In 2001, Mitsubishi Tanabe granted Senju exclusive worldwide rights, with the exception of certain Asian countries, to develop, manufacture and market bepotastine for ophthalmic use. In 2006, we acquired North American rights to Bepreve under a licensing agreement from Senju.

Based upon 2008 data from IMS Health, we estimate that 2008 sales in the U.S. ocular allergy market were approximately $562 million, with total prescriptions of 6.6 million.

During the first quarter of 2007, we initiated a U.S. Phase II/III study of Bepreve ophthalmic solution for treatment of allergic conjunctivitis. This Phase II/III study was a single-center, double-masked, randomized, placebo-controlled evaluation of approximately 90 patients of the onset and duration of action of Bepreve ophthalmic solution in acute allergic conjunctivitis. The study evaluated two concentrations of Bepreve, each dosed once-daily and twice-daily. The primary endpoint was the reduction of ocular itching and the secondary endpoint was the reduction of conjunctival redness. The preliminary results of the study demonstrated that both concentrations were highly statistically significant with respect to the first primary endpoint, the reduction of ocular itching, when dosed twice-daily, and in one concentration when dosed once-daily. In addition, both concentrations and dosing regimens produced highly statistically significant differences in the speed of response and the improvement in total nasal symptoms versus placebo. In the preliminary evaluation of the second primary endpoint, the reduction of ocular redness, Bepreve showed a trend toward clinical significance, but did not achieve statistical significance.

We initiated a second Phase III study and an ocular safety study in humans for Bepreve during the fourth quarter of 2007. The ocular safety study was fully enrolled during the fourth quarter of 2007, and the Phase III study was fully enrolled during the first quarter of 2008. In April 2008, we announced highly statistically significant reductions in the primary study endpoint of the reduction of ocular itching from the preliminary analysis of our second and final Phase III clinical study. In addition, the results showed Bepreve had a statistically significant effect on the rapidity of response and in certain secondary endpoints measuring additional signs or symptoms of ocular allergy, including improvement in nasal symptoms.

In November 2008, we filed an NDA with the FDA for Bepreve as an eye drop treatment for ocular itching associated with allergic conjunctivitis. In January 2009, the NDA for Bepreve was accepted for review by the FDA with an action date of September 12, 2009.

T-Pred (tobramycin and prednisolone acetate combination product)

T-Pred is our proprietary formulation of a fixed combination product of tobramycin 0.3% and prednisolone acetate 1.0%. T-Pred is being developed for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists.

T-Pred, if approved by the FDA, will compete in the antibiotic/steroid combination segment of the U.S. topical ophthalmic anti-inflammatory market. Based upon management estimates and 2008 prescription data compiled by IMS Health, we estimate that 2008 sales in the U.S. topical ophthalmic anti-inflammatory market were approximately $663 million, with total prescriptions of 10.4 million. In 2008, the combination antibiotic and steroid segment of the ophthalmic anti-inflammatory market had approximately a 38% share of the prescriptions or $272 million in prescription dollars and about 3.9 million prescriptions according to data compiled by IMS Health. Assuming approval by the FDA, we plan on promoting this product with our own sales force.

In February 2006, we announced positive results from our Phase III bioequivalence study of T-Pred for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists. Our Phase III study was a multi-center, randomized, double-masked trial with a total enrollment of 132 patients undergoing bilateral cataract surgery. Patients were randomly assigned to receive either T-Pred or prednisolone acetate 1.0% in each eye. Of these 132 patients, 124 had a viable aqueous humor sample taken from each eye at the time of surgery at either 30, 60, 90, 120, 180 or 240 minutes following administration of the test agent. Our Phase III study successfully achieved its primary endpoint by demonstrating bioequivalence of prednisolone between T-Pred and prednisolone acetate 1.0%. Our Phase III study also successfully achieved its secondary endpoints by demonstrating that our proprietary combination product, T-Pred, and prednisolone acetate 1.0% both (i) have similar maximum concentration of prednisolone and (ii) require a similar amount of time to reach maximum concentration. No treatment-related adverse events were reported for T-Pred in our Phase III study.

In July 2006, we submitted to the FDA an NDA for T-Pred for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists. In May 2007, we received a not approvable letter from the FDA. The FDA assessed our clinical data and found that it did not show sufficient equivalence between the prednisolone component in T-Pred and PredForte at least at one of the time points measured. In addition, the FDA found that our clinical data did not show sufficient equivalence in the kill time between the tobramycin components in T-Pred and Tobrex®, although it did show equivalence versus Zylet® and Tobradex®. After further discussions with the FDA, we initiated an additional clinical study and in vitro work to address the issues raised by the FDA. If the results of this additional work are positive, we plan to file a supplement to our existing NDA.

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

According to the National Eye Institute, dry eye syndrome, which is also referred to as keratoconjunctivities sicca, or KCS, is defined as a disorder of the tear film due to the tear deficiency or excessive tear evaporation which causes damage to the interpalpebral, or the exposed area between the upper and lower eye lids, ocular surface and is associated with symptoms of ocular discomfort. Dry eye syndrome has been linked with a number of factors, including age, hormonal changes, ocular disease, medications that disrupt tear secretion or blinking, and autoimmune diseases such as lupus and rheumatoid arthritis. In severe cases of dry eye syndrome, scarring develops that may lead to blindness. Based on data compiled from various publicly available sources, we estimate that annual sales in the U.S. prescription dry eye market were approximately $410 million in 2008, with total prescriptions of over 2.3 million.

In February 2006, we announced positive preliminary results from our U.S. randomized, three-arm (placebo/3.0%/3.9%) Phase IIb clinical study of ecabet sodium for the treatment of dry eye syndrome. The preliminary results of our Phase IIb study demonstrated a strong trend in efficacy for the lower (3%) dose with respect to ecabet sodium’s ability to address two objective signs of dry eye syndrome: corneal staining and blink rate. In addition, patients treated with the lower dose of ecabet sodium reported positive trends for reductions in symptomatology as measured by an objective assessment using the Ocular Symptom Disease Index, or OSDI, and a subjective assessment of patients’ most bothersome symptom. In the preliminary results, no efficacy trends versus placebo were observed with respect to the higher (3.9%) dose. In addition, preliminary findings from our Phase IIb study suggested a favorable safety profile for ecabet sodium for the treatment of dry eye syndrome.

During the third quarter of 2006, we initiated a 100 patient Phase IIb confirmatory study designed to finalize the entry criteria and other clinical parameters for future registration studies. In May 2007, we announced positive results from the preliminary analysis of our Phase IIb confirmatory study of ecabet sodium. Patients in the ecabet sodium group achieved a strong trend in the objective sign of blink rate. In addition, patients in the ecabet sodium group reported a strong trend in the OSDI and a positive trend in the subjective assessment of patients’ most bothersome symptom. Strong and positive trends are used to confirm observations from previous clinical ecabet sodium studies and to serve as indicators of potential efficacy endpoints in Phase III studies. While our Phase IIb confirmatory study was not powered to show statistical significance, ecabet sodium did achieve statistical significance in the OSDI assessment. There were no reports of serious ocular adverse events compared with the placebo.

In January 2009, we announced positive results from our Phase II study. Patients treated with ecabet sodium achieved a strong positive trend in the objective sign of Tear Film Break-Up Time, or TFBUT, and a positive trend in the objective sign of the Schirmer Test, which measures the quantity of tears produced. In contrast, there were no trends seen in the placebo group for either objective sign. In addition, there were no trends seen in either group in subjective symptoms as measured by the OSDI or patient’s most bothersome reported symptom. In Phase II tests where observations are not powered to show statistical significance, strong and positive trends are used as indicators of potential efficacy in subsequent Phase III studies.

After reviewing the guidance from, and our discussions, with the FDA, we believe that by conducting two successful Phase III environmental clinical studies for improvement in signs, and two successful Phase III controlled chamber clinical studies for the improvement in symptoms, we should receive marketing approval. Once we complete the analysis of the ecabet sodium Phase II data and our Xibrom lower-concentration study, we will make a decision on which product or products in our dry eye franchise to move into Phase III trials, which could start as early as 2010.

Bepotastine nasal

In addition to our ophthalmic solution development program, we are developing a proprietary nasal formulation of bepotastine for the treatment of allergic rhinitis. In September 2007, we obtained exclusive North American rights to nasal dosage forms of bepotastine, an investigational product for the treatment of allergy symptoms, from Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.) Based upon 2008 data from IMS, we estimate the U.S. allergic rhinitis market to be approximately $2.3 billion in sales, with the nasal antihistamine component comprising about 13% of all prescriptions.

Bepotastine nasal is currently in formulation development.

Other Product Candidates and Development Activities

In addition to the products presently in human clinical trials, we have a number of products that may be ready for late stage clinical study initiation within the next twelve to eighteen months. These include a strong steroid product candidate to treat ocular inflammation, iganidipine to enhance ocular nerve blood flow and a new formulation of latanoprost for the treatment of glaucoma. In 2006, we acquired exclusive North American rights to both iganidipine and novel prostaglandin formulations under licensing agreements with Senju.

We continually evaluate opportunities for late-stage or currently-marketed complementary products and for expansion of our existing product franchises and, if and when appropriate, intend to pursue such opportunities through further product acquisitions and related development activities. Our ability to execute on such opportunities in some circumstances may be dependent upon our ability to raise additional capital on commercially reasonable terms.

Product Licensing Collaborations

Xibrom, Istalol, Bepreve, Ecabet Sodium, Prostaglandins and Iganidipine Collaborations With Senju

In May 2002, we acquired substantially all of the assets of AcSentient, Inc., or AcSentient, which included exclusive U.S. marketing rights for Istalol and Xibrom. Istalol and Xibrom were originally licensed by AcSentient from Senju. The full rights and obligations of AcSentient under the Senju license agreements were assigned to us as a part of the acquisition agreement between us and AcSentient, with such transfer approved by Senju.

In November 2004, we entered into another license agreement with Senju under which Senju granted to us exclusive U.S. marketing rights to Senju’s ecabet sodium product for the treatment of dry eye syndrome.

In 2006, we entered into three additional license agreements with Senju under which Senju has granted us exclusive North American rights for Bepreve for the treatment of ocular allergy, various prostaglandin products and a new chemical entity, iganidipine, to enhance blood flow to the optic nerve.

Generally, under the terms of our agreements with Senju, we are responsible for all costs associated with developing the licensed products in ophthalmology for the United States and, with respect to Bepreve, prostaglandins and iganidipine, North America, including clinical trials, regulatory filings, manufacturing, and, if the product is approved, marketing and sales activities.

We have paid to Senju non-refundable milestone payments of $4 million relating to the development process and regulatory approval of both Istalol and Xibrom and are required to pay royalties on product sales. We will also be required to pay to Senju non-refundable milestone payments of up to $3 million, some of which have been paid, if all such milestones relating to the development process and regulatory approval of ecabet sodium are accomplished, and royalties on future product sales. We will be required to pay to Senju non-refundable milestone payments of up to $6 million, some of which have been paid, if all such milestones relating to the development process and regulatory approval of Bepreve are accomplished, and royalties on future product sales. According to our iganidipine agreement with Senju, we will be required to pay Senju non-refundable milestone payments of approximately $8 million, some of which have been paid, if all such milestones, relating to the development process and regulatory approval of iganidipine are accomplished, and royalties on future product sales. In addition, under the terms of our prostaglandins agreement with Senju, we will be required to pay Senju non-refundable milestone payments of approximately $8 million, some of which have been paid, if all such milestones, relating to the development process and regulatory approval of a prostaglandin product are accomplished, and royalties on future product sales.

The license agreements with Senju for Xibrom, iganidipine and prostaglandins will terminate upon the later of (i) the last-to-expire licensed patent and (ii) ten years after the first commercial sale of the applicable licensed product. The license agreement with Senju for Istalol will terminate upon the last-to-expire licensed patent. The license agreements with Senju for ecabet sodium and Bepreve will terminate ten years after the later of (i) the last-to-expire licensed patent and (ii) ten years after the first commercial sale of the applicable licensed product.

Bepotastine Nasal Collaboration With Mitsubishi Tanabe

In September 2007, we entered into a license agreement with Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.) under which we were granted exclusive North American rights to nasal dosage forms of bepotastine, an investigational product for the treatment of allergy symptoms. We also obtained the right to develop other nasal bepotastine products, including a fixed combination with a steroid and a future right to negotiate for a North American license to oral dosage forms of bepotastine for allergy treatment.

Generally, under the terms of our agreement with Mitsubishi Tanabe, we are responsible for all costs associated with developing the licensed products in ophthalmology for the United States and, with respect to bepotastine nasal, North America, including clinical trials, regulatory filings, manufacturing, and, if the product is approved, marketing and sales activities.

Under the terms of our bepotastine nasal agreement with Mitsubishi Tanabe, we are required to pay Mitsubishi Tanabe non-refundable milestone payments of approximately $9 million, some of which have been paid, if all such milestones, relating to the development process and regulatory approval of bepotastine nasal are accomplished; and royalties on future product sales.

The license agreement with Mitsubishi Tanabe for bepotastine nasal will terminate ten years after the later of (i) the last-to-expire licensed patent and (ii) ten years after the first commercial sale of the applicable licensed product.

Japan- Otsuka

In December 2001, we entered into certain agreements with Otsuka Pharmaceutical Co., Ltd., or Otsuka, with respect to the commercialization of Vitrase in Japan for ophthalmic uses in the posterior region of the eye. Under the terms of our agreements with Otsuka, Otsuka is responsible for preclinical studies, clinical trials, applying for and obtaining regulatory approvals and other development activities for Vitrase for ophthalmic uses in the posterior region of the eye in Japan. In October 2005, Otsuka requested, and we agreed, that, in light of the U.S. development status of Vitrase for the treatment of vitreous hemorrhage, Otsuka’s development work for Vitrase for the treatment of vitreous hemorrhage in Japan be postponed until October 2008 or until such earlier time as Otsuka considers it is proper to resume such clinical development work. Based on recent discussions, Otsuka has not resumed development work for Vitrase for the treatment of vitreous hemorrhage and we are unsure if Otsuka will continue its development work on Vitrase, if ever.

Marketing and Sales

We continue to expand our commercial infrastructure in connection with the marketing, sale and distribution of our approved products in the United States. We expanded our sales force to approximately 100 sales representatives in early 2007 to support our commercial activities related to Xibrom, Istalol and Vitrase. As of December 31, 2008, our sales force consisted of approximately 100 representatives. InVentiv Pharma Services LLC provides us with administrative and other services, including training, analytics, and operational support. We target our commercialization efforts towards approximately 12,000 ophthalmologists, who comprise the most prolific prescribers of ophthalmic beta-blockers and anti-inflammatories, and the highest volume cataract surgeons.

Customers and Distribution

We sell our approved products primarily to drug wholesalers, retailers and distributors, including large chain drug stores, hospitals, clinics, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large, wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will, on an increasing basis, impact the net sales and gross margins of drug manufacturers and will create other competitive pressures. In general, we are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established reserves for such amounts at the time of sale.

In addition to selling Vitrase through the above distribution channels, we sell Vitrase for use as a spreading agent to specialty distributors and directly to physicians, hospitals, and clinics.

We have engaged Cardinal Health PTS, LLC, or Cardinal Health, by and through its Specialty Pharmaceutical Services group, to act as our exclusive distributor for commercial shipment and distribution of our products to our customers in the United States. In addition to distribution services, Cardinal Health provides us with other related services, including product storage, returns, customer support, and administrative support.

Sales to AmeriSource Bergen Corp., McKesson HBOC and Cardinal Health, Inc. accounted for 14%, 37% and 40%, respectively, of our annual net revenues during 2008. The loss of any of these customers could materially and adversely affect our business, results of operations, financial condition and cash flows. Due to the relatively short lead-time required to fill orders for our products, backlog of orders is not material to our business.

Seasonality

Our business is not materially affected by seasonal factors, although we have noticed an historical general market trend with respect to sales of ophthalmic non-steroidal anti-inflammatory products. Specifically, sales of such products have tended to be lower during the first calendar quarter than the preceding fourth quarter. For the year ended December 31, 2008, sales of Xibrom accounted for 76% of our total net revenues. We believe that sales of Xibrom will continue to be a significant portion of our total net revenues in 2009.

Competition

The markets for therapies that treat diseases and conditions of the eye are subject to intense competition and technological change. Many companies, including major pharmaceutical companies, specialty pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to ours. Such companies include Allergan, Inc., Alcon Laboratories, Inc., Amphastar Pharmaceuticals, Inc., Bausch & Lomb, Incorporated, Halozyme Therapeutics, Inc., Johnson & Johnson, Novartis AG, Pfizer, Inc., and Inspire Pharmaceuticals, Inc. Many of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than ours.

Numerous companies are working on alternate therapies for ocular inflammation and pain, glaucoma, allergy, dry eye syndrome, ocular infection and other disease states of the eye.

In addition, competition from generic drug manufacturers is a major challenge in the United States to branded drug companies, like us, and may have a material adverse effect on our product revenues.

•

In January 2009, the patent on Xibrom expired, exposing us to generic substitution. On December 15, 2008, the FDA notified us that it had not yet reached a decision on the second Citizen Petition and that further review and analysis was required. Also in January 2009, the FDA published guidance in the Federal Register in January 2009 outlining its interpretation of responding to Citizens Petitions as required under the Food and Drug Administration Amendments Act that was passed in September 2007. In the guidance document, the FDA noted that it would not be required to respond to Citizens Petitions within the 180-day period from when the petition was filed in the event that an ANDA had not been filed as of the petition filing date. Because of this guidance, we have concluded that no ANDA was on file with the FDA for Xibrom as of June 23, 2008. Based upon publicly available information, including the lack of any new Drug Master File, or DMF, for bromfenac through December 31, 2008, the conclusion that no ANDA was on file for Xibrom as of June 23, 2008 and the average FDA review times for ANDAs, we do not anticipate a generic form of bromfenac to gain approval by a generic competitor until at least the second half of 2010, or later.

•

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

Manufacturing

We have supply agreements with Bausch & Lomb to manufacture commercial quantities of Istalol and Xibrom. Currently, Bausch & Lomb is our sole source for Istalol and Xibrom. Ovine hyaluronidase, the active pharmaceutical ingredient used in Vitrase, is processed in several stages to produce a highly purified raw material for formulation. In June 2004, we entered into an amended and restated supply agreement with Biozyme Laboratories, Ltd., or Biozyme, for ovine hyaluronidase for use in ophthalmic and spreading agent applications. Our supply agreement with Biozyme ended in August 2007, and supply of hyaluronidase subsequent to this date continues to be provided to us by Biozyme on a purchase order basis. Because Biozyme is our sole source for ovine hyaluronidase, we have begun the development and qualification of an onsite manufacturing facility. We anticipate the qualification of the manufacturing facility by the FDA during early 2010. Our success in developing and validating the manufacturing site for production of ovine hyaluronidase cannot be assured. We have entered into supply agreements with Oso Biopharmaceuticals Manufacturing LLC (formerly known as R.P. Scherer West, Inc.) and Alliance Medical Products, Inc. to manufacture commercial quantities of Vitrase in a lyophilized 6,200 USP units vial and 200 USP units/mL in sterile solution, respectively. Currently, each of Oso Biopharmaceuticals Manufacturing LLC (formerly known as R.P. Scherer West, Inc.) and Alliance Medical Products, Inc. is our sole source for Vitrase in these respective configurations.

Research and Development

Since our inception, we have made substantial investments in research and development. During the years ended December 31, 2008, 2007 and 2006, we spent $32.4 million, $32.5 million and $23.8 million, respectively, on research and development activities.

We plan to focus our near-term research and development efforts on the later-stage products in our product development pipeline. Building on these development efforts, our goal is to continue our growth as an ophthalmic pharmaceutical company by developing or acquiring complementary products, either already marketed or in late-stage development. Some acquired products may require additional research and development activities prior to regulatory approval and commercialization.

Patents and Proprietary Rights

Our success depends in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our inventions. We currently own or license 24 U.S. and foreign pending patent applications and 59 U.S. and foreign issued patents.

In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection of these trade secrets and proprietary know-how, in part, through confidentiality and proprietary information agreements. We make efforts to require our employees, directors, consultants and advisors, outside scientific collaborators and sponsored researchers, other advisors and other individuals and entities to execute confidentiality agreements upon the start of employment, consulting or other contractual relationships with us. These agreements provide that all confidential information developed or made known to the individual or entity during the course of the relationship is to be kept confidential and not be disclosed to third parties, except in specific circumstances. In the case of employees and some other parties, the agreements provide that all inventions conceived by the individual will be our exclusive property. These agreements may not provide meaningful protection for, or adequate remedies to protect, our technology in the event of unauthorized use or disclosure of information. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, our competitors.

We have not conducted an extensive search of patents issued to other parties and no assurance can be given that such patents do not exist, have not been filed, or could not be issued which contain claims relating to our technology and products. If such patents do exist, the owners may bring claims against us for infringement, which may have an adverse effect on our business.

We also file trademark applications to protect the names of our products. These applications may not mature to registration and may be challenged by third parties. In addition, some of our trademarks, including Xibrom, are owned by, or assignable to, our licensors, such as Senju, and upon expiration or termination of the license agreements, we may no longer be able to use these trademarks.

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

In general, the FDA approval process for drugs includes, without limitation:

•	preclinical studies;

•	submission of an investigation new drug, or IND, application for clinical trials;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	submission of an NDA to obtain marketing approval;

•	review of the NDA; and

•	inspection of the facilities used in the manufacturing of the drug to assess compliance with the FDA’s current Good Manufacturing Practice, or cGMP, regulations.

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

Preclinical studies include laboratory evaluation of the product, as well as animal studies to assess the potential safety and efficacy of the product. These studies must be performed according to good laboratory practices.

The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND application. Clinical trials may begin 30 days after the IND application is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, the IND application sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed.

We cannot assure you that submission of an IND application will result in authorization to commence clinical trials. Nor can we assure you that if clinical trials are approved, that data will result in marketing approval. Clinical trials involve the administration of the product that is the subject of the trial to volunteers or patients under the supervision of a qualified principal investigator. Each clinical trial must be reviewed and approved by an independent institutional review board at each institution at which the study will be conducted. The institutional review board will consider, among other things, ethical factors, safety of human subjects and the possible liability of the institution. Also, clinical trials must be performed according to good clinical practices. Good clinical practices are enumerated in FDA regulations and guidance documents.

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

In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet.

Failure to comply with FDA and governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, injunctions, disqualification from participation in government reimbursement programs and criminal prosecution. Any of these actions could have a material adverse effect on us.

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

In the United States, physicians, hospitals and other healthcare providers that purchase pharmaceutical products generally rely on third-party payors, principally private health insurance plans, Medicare and, to a lesser extent, Medicaid, to reimburse all or part of the cost of the product and procedure for which the product is being used. Even if a product is approved for marketing by the FDA, there is no assurance that third-party payors will cover the cost of the product and related medical procedures. Although they are not required to do so, private health insurers often follow the Medicare program’s lead when determining whether or not to reimburse for a drug. To support our applications for reimbursement coverage with Medicare and other major third-party payors, we intend to use data from clinical trials. The lack of satisfactory reimbursement for our drug products would limit their widespread use and lower potential product revenues.

Reimbursement systems in international markets vary significantly by country and, within some countries, by region. Reimbursement approvals must be obtained on a country-by-country basis. In many foreign markets, including markets in which we anticipate selling our products, the pricing of prescription pharmaceutical products is subject to government pricing control. In these markets, once marketing approval is received, pricing negotiations could take another six to twelve months or longer. As in the United States, the lack of satisfactory reimbursement or inadequate government pricing of our products would limit their widespread use and decrease potential product revenues.

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

Human Resources

As of January 31, 2009, we had 225 full-time employees. Of our employees, 42 are engaged in research and development, nine in manufacturing, 17 in quality assurance and quality control, 132 in sales and marketing, and 25 in administration and finance. Our employees do not have a collective bargaining agreement. We consider our relations with our employees to be good.

General Information

We incorporated in California in February 1992 as Advanced Corneal Systems, Inc. In March 2000, we changed our name to ISTA Pharmaceuticals, Inc., and we reincorporated in Delaware in August 2000. Our corporate headquarters and principal research laboratories are located at 15295 Alton Parkway, Irvine, CA 92618, and our telephone number is (949) 788-6000.

We make the following reports available on our website, at www.istavision.com, free of charge as soon as practicable after filing with the U.S. Securities and Exchange Commission, or SEC:

•	our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports;

•

our policies related to corporate governance, including our Code of Ethics and Conduct which apply to our directors, officers and employees (including our principal executive officer and principal financial and accounting officer) that we have adopted to meet the requirements set forth in the rules and regulations of the SEC and its corporate governance principles; and

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

If generic manufacturers use litigation and regulatory means to obtain approval for generic versions of Xibrom, our sales may suffer.

Under the Federal Food, Drug and Cosmetics Act, or the FDCA, the FDA can approve an abbreviated new drug application, or ANDA, for a generic version of a branded drug and what is referred to as a Section 505(b)(2) NDA for an existing branded drug, without undertaking the clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage form, inactive ingredients, or delivery mechanism does not result in different safety and efficacy profiles, as compared to the branded drug.

The FDCA requires an applicant for a drug that relies, at least in part, on the patent of one of our branded drugs, to notify us of their application and potential infringement of our patent rights. Upon receipt of this notice, we have 45 days to bring a patent infringement suit in federal district court against the company seeking approval of a product covered by one of our patents. The discovery, trial and appeals process in such suits can take several years. If such a suit is commenced, the FDCA provides a 30-month stay on the FDA’s approval of the competitor’s application. Such litigation is often time-consuming and quite costly and may result in generic competition if such patent(s) are not upheld or if the generic competitor is found not to infringe such patent(s). If the litigation is resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs and Section 505(b)(2) NDAs.

In 2008, Xibrom accounted for approximately 76% of our net revenues and 81% of our gross profit. In January 2009, the patent on Xibrom expired, and we lost regulatory exclusivity for Xibrom. As a result, generic competitors became eligible to receive approval for abbreviated NDAs, or ANDAs, for bromfenac. During the second quarter of 2008, we submitted a Citizen Petition to the FDA requesting that the FDA refrain from approving any applications that contain API manufactured outside the United States until the FDA conducts full inspections and determines that manufacturers are in compliance with applicable regulations. The FDA denied such Citizen Petition in the fourth quarter of 2008. During the second quarter of 2008, we submitted a second Citizen Petition to the FDA requesting that the FDA refrain from approving any application for generic bromfenac solutions unless specific standards are satisfied, including but not limited to, corneal safety standards. On December 15, 2008, the FDA notified us that it had not yet reached a decision on the second Citizen Petition and that further review and analysis was required. The FDA published a guidance document in the Federal Register in January 2009 outlining its interpretation of responding to Citizens Petitions as required under the Food and Drug Administration

Amendments Act that was passed in September 2007. In the guidance document, the FDA noted that it would not be required to respond to Citizens Petitions within the 180-day period from when the petition was filed in the event that an ANDA had not been filed as of the petition filing date. Because of this guideline, we have concluded that no ANDA was on file with the FDA for Xibrom as of June 23, 2008. During the fourth quarter of 2008, we submitted a third Citizen Petition to the FDA requesting that the FDA refrain from approving any applications for ophthalmic pharmaceutical products that do not contain standards for endotoxin levels and water for injection. We cannot predict whether the FDA will grant or deny our two pending Citizen Petitions or when it may take action with respect to such Citizen Petitions. Based upon publicly available information such as the lack of any new Drug Master File for bromfenac through December 31, 2008, the conclusion that no ANDA was on file for Xibrom as of June 23, 2008 and the average FDA review times for ANDAs, we do not anticipate a generic form of bromfenac to gain approval by a generic competitor until at least the second half of 2010, or later.

The filing of any ANDA or Section 505(b)(2) NDAs with respect to any of our branded drugs, particularly Xibrom, could have an adverse impact on our revenue and results of operations. Moreover, if the patents covering our branded drugs were not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our net sales, gross profit, operating income, net income and cash flows.

If our products do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:

•	the price of our products relative to other therapies for the same or similar treatments;

•	the perception by patients, physicians and other members of the health care community of the safety and efficacy of our products for their prescribed treatments;

•	the availability of satisfactory levels, or at all, of third party reimbursement for our products and related treatments;

•	our ability to fund our sales and marketing efforts; and

•	the effectiveness of our sales and marketing efforts.

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

Rapid growth of our business is likely to place a significant strain on our managerial, operational and financial resources and systems. To manage our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We are dependent on our personnel and third parties to effectively manufacture, market, sell and distribute our products. We will also continue to depend on our personnel and third parties to successfully develop and acquire new products. Further, our anticipated growth will place additional strain on our suppliers and manufacturers, resulting in an increased need for us to carefully manage these relationships and monitor for quality assurance. Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand a successful commercial infrastructure to support marketing and sales of our products, our business and financial results will be materially harmed.

We have a history of net losses and negative cash flow, and we may need to raise additional working capital.

We have never been profitable, and we might never become profitable. As of December 31, 2008, our accumulated deficit was $333.9 million, including a net loss of approximately $30.7 million for the year ended

December 31, 2008. As of December 31, 2008, we had approximately $53.0 million in cash and cash equivalents and short-term investments and working capital of $31.5 million. We believe our current cash and cash equivalents and short-term investments on hand, together with borrowings available under our revolving credit facility and other borrowing arrangements, will be sufficient to finance anticipated capital and operating requirements for at least the next twelve months, at which point we expect to be generating positive cash flows from operations.

If we are unable to generate sufficient product revenues, we may be required to raise additional capital in the future through collaborative agreements or public or private equity or debt financings. If we are required to raise additional capital in the future such additional financing may not be available on favorable terms, or at all, or may be dilutive to our existing stockholders. In addition, our facility agreement and our revolving credit facility contain restrictions on our ability to incur certain indebtedness without the prior consent of our lenders. If we fail to obtain additional capital as and when required such failure could have a material adverse impact on our operating plan and business.

Unstable market conditions may have service adverse consequences on our business.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, a radical economic downturn or increase in our expenses could require additional financial on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans or plans to acquire additional technology.

These economic conditions not only limit our access to capital, but also make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In addition, the recent economic crisis could also adversely impact our suppliers’ ability to provide us with materials and components, either of which may negatively impact our business, financial condition and results of operations. There is a risk that one or more of our current suppliers may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

If we are required to immediately repay our outstanding borrowings, our financial position could be negatively impacted.

Outstanding amounts under our revolving credit facility bear interest at variable rates, which may expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase and our net income and cash flows would decrease. The loan and security agreement also contains certain covenants based on our financial performance. If we violate any of these financial performance covenants, or are otherwise in default, our lender has the option to declare all outstanding borrowings immediately due and payable, which could also cause a default under our facility agreement, thereby allowing the lenders under our facility agreement to accelerate the payment of the amounts outstanding thereunder. In that event, we may not have sufficient resources to pay the outstanding amounts and would need to obtain additional financing, which may not be available on reasonable terms or at all.

If actual future payments for allowances, discounts, returns, rebates and chargebacks exceed the estimates we made at the time of the sale of our products, our financial position, results of operations and cash flows may be materially and negatively impacted.

We recognize product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. Such estimates require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Based on industry practice, pharmaceutical companies, including us, have liberal return policies. Generally, we are obligated to accept from customers the return of pharmaceutical products that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures. In addition, like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback is the difference between the price the wholesale customer pays, and the price that the wholesale customer’s end-customer pays, for a product. Actual results may differ significantly from our estimated allowances for discounts, returns, rebates and chargebacks. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. In addition, our financial position, results of operations and cash flows may be materially and negatively impacted if actual future payments for allowances, discounts, wholesaler fees, returns, rebates and chargebacks exceed the estimates we made at the time of the sale of our products, especially given the current turmoil of the worldwide economy.

Our quarterly results may fluctuate significantly and could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the level of our expenses, revenues and gross margins;

•	the timing of our regulatory submissions or approvals, or the failure to receive regulatory approvals;

•	the initiation and progress of our clinical trials and other product development activities;

•

the introduction of competitive products and announcements from competitors regarding actual or potential products under development or new commercial products, and the impact of competitive products and pricing;

•	the level of orders within a given quarter and preceding quarters;

•	the service fees charged and the levels of inventory for our products maintained by our customers including wholesalers;

•	the timing of our product shipments and our customer’s receipt of such shipments within a given quarter;

•	the timing of introducing new products;

•	the changes in our pricing policies or in the pricing policies of our competitors or suppliers; and

•	our product mix and dependence on a small number of products for most of our revenue.

In addition, sales of Xibrom, which accounted for 76% of our net revenues in 2008, tend to be lower in the first quarter as compared to other quarters. Due to these and other factors, we believe that quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, should not be construed as reliable indicators of our future performance. In any quarterly period, our results may be below the expectations of market analysts and investors, which would likely cause the trading price of our common stock to decrease.

Our collaborative partners may terminate, or fail to perform their duties under our collaboration agreements, in which case our ability to commercialize our products may be significantly impaired.

We have entered into licensing collaborations with Senju Pharmaceutical, Co. Ltd., or Senju, relating to Istalol, Xibrom, ecabet sodium, Bepreve for ophthalmic use, iganidipine, and certain prostaglandins compounds, including latanoprost. With respect to Xibrom, ecabet sodium, bepotastine and iganidipine, certain patent and other intellectual property rights we have received from Senju have been licensed to Senju from third parties. As a result, Senju’s license of such rights to us is subject to Senju maintaining and performing its obligations under these third party license agreements. We have also entered into an exclusive licensing collaboration with Mitsubishi Tanabe

Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.), from whom we obtained the North American rights to nasal (including intranasal) dosage forms of bepotastine. Certain intellectual property rights we received from Mitsubishi Tanabe have been licensed to Mitsubishi Tanabe from a third party, and thus Mitsubishi Tanabe’s license of such rights to us is subject to Mitsubishi Tanabe maintaining and performing its obligations under such third party license agreement. In addition, we have an existing collaboration with Otsuka Pharmaceutical Co. Ltd., or Otsuka, relating to the commercialization of Vitrase and Vitragan in specified markets outside the United States for ophthalmic uses for the posterior region of the eye. We depend on Otsuka for obtaining regulatory approval of Vitrase for ophthalmic uses for the posterior region of the eye in Japan, and if such approval is obtained, we will be dependent upon Otsuka for the commercialization of Vitrase for such approved uses in Japan. The amount or timing of resources that our partners dedicate to our collaborations is not totally within our control. For example, as of October 2008, Otsuka has not resumed development work for Vitrase for the treatment of vitreous hemorrhage. We do not know when Otsuka will continue its development work on Vitrase, if ever.

Any breach or termination of our agreements by, or disagreements with, our collaborative partners could delay or stop the development and/or commercialization of our product candidates within the scope of these collaborations, or, in the case of Otsuka, adversely impact our receipt of milestone payments, profit splits, royalties, and other consideration from these collaborations. In addition, any failure by Senju or Mitsubishi Tanabe to perform their respective obligations under their license agreements with third parties, or any adverse modification or termination of these third party license agreements, could significantly impair our ability to continue or stop our development and/or commercialization of any product candidates or products for which Senju or Mitsubishi Tanabe has licensed us rights subject to these third party agreements. Our collaborative partners may change their strategic focus, terminate our agreements or choose not to exercise their options, on relatively short notice, or pursue alternative technologies. Our agreements with Otsuka, Senju and Mitsubishi Tanabe generally contain reciprocal terms providing that neither we nor they may develop products that directly compete in the same form with the products involved in the collaboration. Nonetheless, our collaborators may develop competing products in different forms or products that compete indirectly with our products.

If we are unable to obtain materials from our sole source suppliers in a timely manner, our product development and commercialization efforts for our product candidates could be delayed or stopped.

Some materials used in our products are currently obtained from a single source. For example, Biozyme Laboratories, Ltd., or Biozyme, is currently our only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase. We currently purchase hyaluronidase on a purchase order basis and do not have a long term agreement with Biozyme for the supply of hyaluronidase. However, we have begun the development and qualification of an onsite manufacturing facility but, we may not be able to successfully develop and qualify the manufacturing site. The active ingredient for Xibrom is also supplied to us under an exclusive agreement from a sole supplier. We have also entered into supply agreements with Oso Biopharmaceuticals Manufacturing LLC (formerly R.P. Scherer West, Inc.) and Alliance Medical Products, Inc. to manufacture commercial quantities of Vitrase in a lyophilized 6,200 USP units multi-purpose vial and 200 USP units/mL in sterile solution, respectively. Currently, each of Oso Biopharmaceuticals Manufacturing LLC (formerly R.P. Scherer West, Inc.) and Alliance Medical Products, Inc. is our sole source supplier for Vitrase in these respective configurations. We also have supply agreements with Bausch & Lomb, Incorporated to manufacture commercial quantities of Istalol and Xibrom, and, currently, Bausch & Lomb, Incorporated is our sole source supplier for such products.

We have not established and may not be able to establish arrangements with additional suppliers for certain of these ingredients or products. Difficulties in our relationships with our suppliers or delays or interruptions in such suppliers’ supply of our requirements could limit or stop our ability to provide sufficient quantities of our products on a timely basis for clinical trials and, for our approved products, could limit or stop commercial sales, which would have a material adverse effect on our business and financial condition.

If our third-party manufacturers and suppliers do not meet their commitments, we would have to find substitute manufacturers or suppliers, which could delay or prevent the supply of our products to market.

We utilize third-party manufacturers and suppliers for the manufacture and supply of our products and for their active and other ingredients. These third-party manufacturers and suppliers are subject to extensive regulation by the FDA and other agencies, and we do not have control over their compliance with these regulations. The disqualification of these manufacturers and suppliers through their failure to comply with regulatory requirements could negatively impact our business because the delays and costs in obtaining and qualifying alternate suppliers (if such alternative suppliers are available, which they may not be) could delay clinical trials or otherwise inhibit our ability to bring approved products to market, which could have a material adverse effect on our business and financial condition.

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

Risks Related to Our Industry

Compliance with extensive government regulations or other third party to which we are subject is expensive and time consuming, and may result in the delay, cessation or cancellation of product sales, introductions or modifications.

Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical companies, including us, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the U.S. Drug Enforcement Administration, or DEA, and foreign and state government agencies. The FDCA, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we and our contract suppliers and manufacturers are subject to periodic inspection of our or their respective facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we and our contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems, or our contract suppliers’ and manufacturers’ processes, are in compliance with current Good Manufacturing Practice, or cGMP, regulations and other FDA regulations.

We are dependent on receiving and maintaining FDA and other governmental approvals in order to manufacture, market, sell and ship our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products, or will take post-approval action limiting, modifying or revoking our ability to manufacture or sell our products, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations. The new presidential administration has not yet appointed a commissioner of the FDA and it is uncertain how the new leadership within the FDA may change any of the existing policies and procedures.

To the extent that our products are reimbursed by Medicare, Medicaid or other federal programs, our marketing and sales activities will be subject to regulation. Federal agencies in recent years have initiated investigations against, and entered into multi-million dollar settlements with, a number of pharmaceutical companies alleging violations of fraud and abuse provisions. We will need to ensure that our sales force is properly trained to comply with these laws. Even with such training, there is a risk that some of our marketing practices could come under scrutiny, or that we will not be able to institute or continue certain marketing practices. The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, some states have laws that require pharmaceutical companies to adopt comprehensive compliance programs. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceutical products, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet.

Our interactions with physicians are also governed by the Pharmaceutical Research and Manufacturers Association’s Code on Interactions with Healthcare Professionals, or PhRMA Code, which, among other things, limit our personnel from providing items of value to physicians with whom they interact. Some states have adopted the PhRMA Code as law, while other states have adopted similar requirements.

In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting the production of documents regarding promotional, educational and other activities relating to Xibrom. We are cooperating with the government to provide the requested documents. At this time, we are unable to predict the outcome of this matter or reasonably estimate the amount or range of amounts of fines or penalties that might result from an adverse outcome. As of December 31, 2008, we incurred approximately $1.6 million in legal fees responding to the document requests and expect to incur significant expenses in the future. If, as a result of its review of the requested documents and other evidence, the government chooses to engage in civil litigation or initiate a criminal prosecution against us, we could have to expend significant resources to defend such action and, if not successful, incur or pay substantial fines or penalties, including but not limited to monetary settlements, disqualification from government reimbursement programs, or entering into a corporate integrity agreement with the government, any of which could have a material adverse effect on our cash resources and operations.

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

As of December 31, 2008, we owned or licensed 59 U.S. and foreign issued patents and 24 U.S. and foreign pending patent applications. Our existing patents, or any patents issued to us as a result of such applications, may not provide us a basis for commercially viable products, may not provide us with any competitive advantages, or may face third-party challenges or be the subject of further proceedings limiting their scope or enforceability. We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. In addition, costly litigation could be necessary to protect our patent position. We license patent rights from Senju for Istalol, Xibrom, ecabet sodium, Bepreve for ophthalmic use, iganidipine and certain prostaglandin compounds, including latanoprost. We also license patent rights from Mitsubishi Tanabe for bepotastine in nasal dosage form. Some of these license agreements do not permit us to control the prosecution, maintenance, protection and/or defense of such patents. If the licensor chooses not to protect and enforce its own patent rights, we may not be able to take actions to secure our related product marketing rights. In addition, if such patent licenses are terminated before the expiration of the licensed patents, we may no longer be able to continue to manufacture and sell these products covered by the patents. In this regard, certain patent rights licensed from Senju and Mitsubishi Tanabe have been licensed by them from third parties. As a result, any failure by Senju or Mitsubishi Tanabe to perform their respective obligations under their license agreements with third parties, or any adverse modification or termination of these third party license agreements, could significantly impair our ability to continue or stop our development and/or commercialization of any product candidates or products for which Senju and Mitsubishi Tanabe have licensed us rights subject to these third party license agreements.

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

We also rely on trademarks to protect the names of our products. These trademarks may be challenged by others. If we enforce our trademarks against third parties, such enforcement proceedings may be expensive. Some of our trademarks, including Xibrom, are owned by, or assignable to, our licensors, and upon expiration or termination of the applicable license agreements, we may no longer be able to use these trademarks.

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

Market acceptance of our products depends in part on the extent to which reimbursement for our products, and for our competitors’ products, and related treatments will be available from government health administration authorities, private health insurers, managed care organizations and other healthcare providers.

Both governmental and private third-party payors are increasingly attempting to limit both the coverage and the level of reimbursement of new drug products to contain costs. It is uncertain how any policies supported by the new presidential administration may impact the FDA’s, or other organizations’, reimbursement policies. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third-party payors may not establish adequate levels of reimbursement for any of our approved products or products we develop or acquire in the future, which could limit their market acceptance and result in a material adverse effect on our financial condition.

Continuing consolidation of our distribution network and the concentration of our customer base could adversely affect our results of operations.

Our principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers could continue, likely resulting in increased service fees charged to drug companies and increase other competitive pressures on drug manufacturers. For the year ended December 31, 2008, our three largest customers, AmeriSource Bergen Corp., McKesson HBOC and Cardinal Health, Inc., accounted for 14%, 37% and 40%, respectively, of our net revenues. The loss of any of our customers could materially adversely affect our business, results of operations and financial condition and our cash flows. In addition, none of our customers are parties to any long-term supply agreements with us which would enable them to change suppliers freely should they wish to do so.

The rising cost of healthcare and related pharmaceutical product pricing has lead to cost-containment pressures that could cause us to sell our products at lower prices, resulting in less revenue to us.

Any of our products that have been, or in the future, are approved by the FDA may be purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Such third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of such organizations, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, resulting in lower prices and/or a reduction in demand. Such cost-containment measures and healthcare reforms could adversely affect our ability to sell our products. Furthermore, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could negatively and materially impact our revenues and financial condition. Similar regulatory and legislative issues are present in most other countries outside of the United States.

We face intense competition and rapid technological change that could result in the development of products by others that are superior to the products we are developing. In addition, we face competition from manufacturers of generic drugs which may have an adverse impact on our product revenues.

We have numerous competitors in the United States and abroad, including major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Our competitors include, among others, Allergan, Inc., Alcon Laboratories, Inc., Amphastar Pharmaceuticals, Inc., Bausch & Lomb, Incorporated, Halozyme Therapeutics, Inc., Johnson & Johnson, Novartis AG, Pfizer, Inc., and Inspire Pharmaceuticals, Inc. These competitors may develop technologies and products that are more effective or less costly than our current or future products or product candidates or that could render our technologies, products and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. Many of our competitors also have more resources committed to, and expertise in, effectively commercializing, marketing, and promoting products approved by the FDA, including communicating the efficacy, safety and value of the products to actual and prospective customers and medical professionals. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

We also face competition from manufacturers of generic drugs. The patent for our main product, Xibrom, expired in January 2009, making it possible for generic drug manufacturers, or other third parties, to sell a product containing bromfenac. If a third party were to develop and market such a product, our revenues could be adversely impacted.

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

Since 2004, the daily closing price per share of our common stock has ranged from a high of $15.05 per share to a low of $0.36 per share. Our stock price has been and may continue to be subject to significant volatility. Among others, the following factors may cause the market price of our common stock to fall:

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

•	competitors’ publicity regarding actual or potential products under development or new commercial products, and the impact of competitive products and pricing;

•	period-to-period fluctuations in our financial results;

•	public concern as to the safety of new technologies;

•	future sales of debt or equity securities by us;

•	sales of our securities by our directors, officers or significant shareholders;

•	availability of capital from hedge funds, mutual funds and others;

•	comments made by securities analysts; and

•	economic and other external factors, including disasters and other crises.

We participate in a highly dynamic industry, which often results in significant volatility in the market price of our common stock irrespective of company performance. Fluctuations in the price of our common stock may be exacerbated by conditions in the healthcare and technology industry segments or conditions in the financial markets generally.

If our stock does not continue to be traded on an established exchange, an active trading market may not develop and the trading price of our stock may decline.

Our common stock is listed on The NASDAQ Global Market. In order to maintain that listing, we are required to satisfy minimum financial and continued listing requirements, including, without limitation, maintaining a $1.00 per share minimum closing bid price for our common stock. In response to current market conditions, NASDAQ has temporarily suspended the enforcement rules requiring the minimum $1.00 closing bid price through April 19, 2009. During the last twelve months, our stock price has ranged from $0.29 to $5.71 per share.

If the closing bid price of our common stock is below $1.00 for 30 consecutive business days after April 19, 2009, we could receive notice from NASDAQ stating that the minimum bid price for our common stock is below continuing listing standards. If our common stock were threatened with delisting from The NASDAQ Global Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing requirements by moving our common stock to The NASDAQ Capital Market, or we may pursue other strategic alternatives to meet the continuing listing standards. For example, if appropriate, we may request approval by our stockholders to implement a reverse stock split in order to regain compliance with NASDAQ’s minimum bid price requirement.

In addition, we may chose to voluntarily delist from NASDAQ, or “go dark”, in the event we believe we may be subject to a delisting proceeding or for any other reason our Board of Directors determines to be in the best interest of our stockholders.

If our common stock is delisted by, or we voluntarily delist from, NASDAQ, our common stock may be eligible to trade on the NYSE Alternext U.S., the OTC Bulletin Board or the Pink OTC Markets. In such an event, it could become more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, if we are not listed on a national securities exchange, it would constitute an event of default under our Facility Agreement, which would also trigger a default under our Revolving Credit Facility, unless we renegotiate our Facility Agreement.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended December 31, 2008 was approximately 156,853 shares and the average daily number of transactions was approximately 378 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

Substantial future sales of our common stock in the public market may depress our stock price and make it difficult for you to recover the full value of your investment in our shares.

We have approximately 33.1 million shares of common stock outstanding, most of which are freely tradable. In addition, as of December 31, 2008, an aggregate of 6,174,913 shares of common stock were issuable upon exercise of outstanding options, 15,000,000 shares of common stock are issuable upon the exercise of certain warrants issued under the Facility Agreement and 2,006,948 shares remain available for issuance under our equity incentive plans. The market price of our common stock could decrease due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of December 31, 2008, our officers, directors and principal stockholders, each holding more than 5% of our common stock, beneficially own approximately 95% of our common stock in the aggregate. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

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

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. The payment of cash dividends by us is restricted by our Facility Agreement, which contains restrictions prohibiting us from paying any cash dividends without the lender’s prior approval. If we do not pay dividends, our stock may be less valuable to you because a return on your investment will only occur if our stock price appreciates.

Item 1B:	Unresolved Staff Comments.

None.

Item 2:	Properties.

We do not own real property. We currently lease five facilities, which approximate 52,920 square feet of laboratory and office space, located at 15295, 15279, 15285 and two different suites at 15273 Alton Parkway in Irvine, California. The term of the 15295, 15279 and 15285 leases expire on December 31, 2010, and the term of the 15273 leases expire on March 31, 2016, but may be renewed by us for an additional five year term. We believe that these five facilities are adequate, suitable and of sufficient capacity to support our immediate needs. Additional space may be required, however, as we expand our research and clinical development, manufacturing and selling and marketing activities. We do not foresee any significant difficulties in obtaining any required additional facilities close to our current facility.

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

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders held on December 10, 2008.

Proposal No. 1: The stockholders elected three Class II directors to serve for a term of three years expiring upon the 2011 Annual Meeting of Stockholders or until his or her successor has been duly elected and qualified.

Nominee	Votes For	Votes Withheld
Vicente Anido, Jr. Ph.D	26,244,975	1,026,094
Kathleen D. LaPorte	25,901,290	1,369,779
Richard C. Williams	26,245,624	1,025,445

Proposal No. 2: The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ended December 31, 2008 (with 26,353,756 votes for, 873,444 votes against, and 43,869 votes abstaining).

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed on The NASDAQ Global Market under the symbol “ISTA.” The following table shows the high and low sale prices for our common stock as reported by The NASDAQ Global Market during the calendar quarters indicated:

	High	Low
Year Ended December 31, 2007
First Quarter	$8.87	$6.74
Second Quarter	10.74	5.86
Third Quarter	8.15	6.10
Fourth Quarter	7.34	4.70
Year Ended December 31, 2008
First Quarter	$5.71	$1.16
Second Quarter	2.39	1.27
Third Quarter	2.53	1.30
Fourth Quarter	1.60	0.29
Year Ending December 31, 2009
First Quarter (through February 17, 2009)	$2.24	$0.72

Holders of Common Stock

As of January 31, 2009, there were approximately 138 stockholders of record of our common stock based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends by us is restricted by our Facility Agreement and our Revolving Credit Facility which contain restrictions prohibiting us from paying any cash dividends without the lender’s prior consent.

Equity Compensation Plans

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	21,029,452	$2.70	2,006,948
Equity compensation plans not approved by security holders (2)	145,461	$16.28	—

Total	21,174,913	$2.79	2,006,948

(1)

Our Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each year equal to the lesser of 20,000 shares, 1.5% of the outstanding shares of common stock on the first day of the year, or a lesser amount as the Board of Directors may determine.

(2)

In December 2001, the Board of Directors granted our new Chief Executive Officer and President, as an inducement to his employment, a stand-alone option agreement to purchase 100,461 shares of our common stock for a purchase price of $20.00 per share. In June 2002, the Board of Directors granted our new Vice President, Sales & Marketing, as an inducement to his employment, a stand-alone option agreement to purchase 30,000 shares of our common stock of for a purchase price of $8.50. In August 2002, the Board of Directors granted our new Vice President, Operations, as an inducement to his employment, a stand-alone option agreement to purchase 15,000 shares of our common stock for a purchase price of $6.90. Each option holder may purchase up to 25% of the shares under each option on the first anniversary of the option grant date and the right to purchase the remaining shares vests in equal monthly installments so that each option is fully vested four years after the date of grant, except that the option granted to our Chief Executive Officer was amended to provide that 25,113 options would not be exercisable until December 22, 2010.

Stock Price Performance Graph

The following graph compares our total cumulative stockholder return as compared to The NASDAQ Global Market and U.S. index, or NASDAQ U.S. Index, and the NASDAQ Pharmaceutical Index for the period beginning on December 31, 2003 and ending on December 31, 2008. Total stockholder return assumes $100.00 invested at the beginning of the period in our common stock, the stocks represented by the NASDAQ U.S. Index and the NASDAQ Pharmaceutical Index, respectively. Total return assumes reinvestment of dividends; we have paid no dividends on our common stock.

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

The table below presents selected consolidated financial data of ISTA and our subsidiaries as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. The following selected consolidated financial data has been derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements contained herein, and related notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, (in thousands, except per share data)
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Revenues:
Product sales, net	$82,798	$58,589	$32,729	$10,382	$1,619
License revenue	278	278	278	278	278

Total revenue	83,076	58,867	33,007	10,660	1,897

Cost of products sold	21,947	15,864	9,943	3,542	1,427

Gross profit margin	61,129	43,003	23,064	7,118	470
Costs and expenses:
Research and development	32,400	32,492	23,826	16,611	15,583
Selling, general and administrative	53,539	46,603	37,357	30,599	25,841

Total costs and expenses	85,939	79,095	61,183	47,210	41,424

Loss from operations	(24,810)	(36,092)	(38,119)	(40,092)	(40,954)
Interest income	714	2,141	1,879	1,642	584
Interest expense	(6,578)	(4,270)	(2,179)	(30)	(54)

Net loss	$(30,674)	$(38,221)	$(38,419)	$(38,480)	$(40,424)

Net loss per common share, basic and diluted	$(0.93)	$(1.29)	$(1.48)	$(1.51)	$(2.22)

Shares used in computing net loss per share, basic and diluted	33,028	29,621	26,011	25,490	18,190

	As of December 31, (in thousands)
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$53,016	$46,140	$38,934	$38,626	$27,748
Working capital	31,500	32,686	27,998	32,990	18,872
Total assets	82,660	71,716	59,743	45,339	30,373
Deferred income	3,055	3,333	3,611	3,994	4,166
Convertible notes	—	40,253	40,000	—	—
Facility agreement	55,157	—	—	—	—
Other long-term obligations	450	407	270	255	455
Accumulated deficit	(333,857)	(303,183)	(264,962)	(226,543)	(188,063)
Total stockholders’ equity (deficit)	(17,199)	(1,308)	(4,559)	30,335	15,318

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are an ophthalmic pharmaceutical company. Our products and product candidates address the $4.3 billion U.S. prescription ophthalmic market and include therapies for inflammation, ocular pain, glaucoma, allergy, dry eye, vitreous hemorrhage, and diabetic retinopathy. In addition, we plan to compete in a $2.3 billion U.S. allergic rhinitis market with our nasal formulation of bepotastine. We currently have three products for sale in the U.S.: Xibrom® (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, Istalol® (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase® (hyaluronidase for injection) for use as a spreading agent. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $333.9 million through December 31, 2008.

Results of Operations

The following discussion of our results of operations generally reflects our transition from a development stage company to a commercial stage company with a primary focus on ophthalmology.

Years Ended December 31, 2008, 2007 and 2006

Revenue. Net revenue was approximately $83.1 million in 2008, as compared to $58.9 million in 2007 and $33.0 million in 2006. The increase in revenue during each of the three years is primarily the result of increased growth in prescription levels and market share, particularly for Xibrom, our highest gross margin product. Xibrom represented 76% of total revenue in 2008, 71% of total revenue in 2007 and 61% of total revenue in 2006.

In addition to product revenues in 2008, 2007 and 2006, we recorded license revenue of $278,000 in each of 2008, 2007 and 2006, reflecting the amortization of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

Net Revenue

$ millions	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Xibrom	$63.0	$42.1	$20.2
Istalol	14.6	11.3	8.3
Vitrase	5.2	5.2	4.2
Other	0.3	0.3	0.3

Total Net Revenue	$83.1	$58.9	$33.0

Cost of products sold. Cost of products sold was $21.9 million in 2008, as compared to $15.9 million in 2007 and $9.9 million in 2006. Cost of products sold for 2008 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves for short dating of certain lots of products and other costs of products sold. The increase in costs of products sold during each of the three years is primarily the result of increased net product sales year over year. Gross margin for 2008 was 74%, or $61.1 million, as compared to 73%, or $43.0 million for 2007 and 70%, or $23.1 million for 2006. The increase in gross margin in 2008 as compared to 2007 and 2006 is primarily due to both the change in revenue mix and price increases.

Research and development expenses. Research and development expenses were $32.4 million in 2008, $32.5 million in 2007 and $23.8 million in 2006. Although research and development expenses remained relatively consistent in 2008 as compared to 2007, the 2007 research and development expenses included a one-time up-front payment to in-license Bepreve, which did not occur in 2008. Without giving effect to this one-time payment, the increase in research and development expenses in 2008 resulted from an increase in clinical development costs, which include FDA filing fees, clinical investigator fees, study monitoring costs and data management costs due the completion of the Bepreve Phase III clinical trial and ocular safety studies, additional clinical costs for the Xibrom QD once-daily product, additional clinical costs for the ecabet sodium product. Research and development expenses included $1.0 million of stock-based compensation expense at December 31, 2008.

Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial scale manufacturing capabilities for Vitrase, Istalol and Xibrom.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs and medical affairs costs. In addition, we also record as research and development expenses any up-front and milestone payments that have accrued to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. In 2008, approximately 53% of our research and development expenditures were for clinical development costs, 15% were for regulatory costs, 4% were for pharmaceutical development costs, 17% were for manufacturing development costs, 8% were for medical affairs costs and approximately 3% for stock-based compensation expense.

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for 2008 were $17.0 million as compared to $13.6 million for 2007, or an increase of $3.4 million. The increase in clinical costs in 2008 was primarily due to the continued efforts on the Xibrom QD once-daily product, as well as the completion of the second Phase III clinical trial and ocular safety studies for Bepreve.

•

Regulatory Costs — Regulatory costs, which include compliance expenses for existing products and other activity for pipeline projects, for 2008 were $4.8 million as compared to $5.0 million for 2007, or a decrease of $200,000. The decrease is primarily attributable to the filing fee charged in 2007 for the Xibrom QD NDA offset by the increase in personnel costs to support the growing infrastructure in 2008.

•	Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, were $1.3 million for both 2008 and 2007.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for 2008 were $5.5 million as compared to $5.9 million for 2007, or a decrease of $400,000. The decrease is primarily attributable to a reduction in research activities, specifically stability costs.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for 2008 were $2.8 million as compared to $2.7 million for 2007, or an increase of $100,000. The increase is primarily attributable to an increase in post-marketing studies related to our existing commercial products.

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

Selling, general and administrative expenses. Selling, general and administrative expenses were $53.5 million in 2008, $46.6 million in 2007 and $37.4 million in 2006. The $6.9 million increase in selling, general and administrative expenses in 2008 as compared to 2007 primarily results from higher sales and marketing expenses ($3.3 million), an overall increase in administrative costs primarily legal expenses ($3.1 million), and an increase in compensation expense ($0.5 million). Selling, general, and administrative expenses during 2008 includes $3.0 million in stock-based compensation expense.

The $9.2 million increase in selling, general and administrative expenses in 2007 as compared to 2006 is primarily attributable to an increase of $7.2 million in sales and marketing expenses due to an increase in the number of sales representatives, an increase of $1.4 million due to increased administrative costs related to the expansion of infrastructure and other general corporate expenses, and an increase of $600,000 related to the expense associated with the adoption on January 1, 2006 of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123(R).

Stock-based compensation. Compensation for stock options granted to non-employees has been determined in accordance with SFAS No. 123(R) and Emerging Issues Task Force, or EITF, Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” The fair value of the equity instrument issued is periodically re-measured as the underlying options vest. Stock option compensation for non-employees is recorded as the related services are rendered. These amounts are not significant.

We account for equity awards to employees and non-employee directors under the fair value measurement and recognition method in accordance with SFAS No. 123(R) effective January 1, 2006 and under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, for periods prior to January 1, 2006. Total stock-based compensation expense recorded in 2008, 2007 and 2006 under applicable methods was $4.0 million, $3.5 million and $2.7 million, respectively. For the year ended December 31, 2008, we granted options to employees to purchase 1.3 million shares of common stock at a weighted average exercise price of $3.31 per share, equal to the fair market value of our common stock at the time of grant. In addition to stock options, we also issued restricted stock awards. Total stock-based compensation expense for 2008, 2007 and 2006 included expense of $583,000, $338,000 and $138,000, respectively, related to these restricted stock awards.

$ millions	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Selling, general and administrative	$3.0	$2.5	$1.9
Research and development	1.0	1.0	0.8

Share-based compensation expense	$4.0	$3.5	$2.7

Interest income. Interest income was $0.7 million in 2008, $2.1 million in 2007 and $1.9 million in 2006. The decrease in interest income in 2008 was primarily attributable to the overall reduction in interest rates during 2008, lower cash on hand balances and other factors. The increase in interest income in 2007 was primarily attributable to higher cash balances as a result of our receipt of $36.7 million gross proceeds from the issuance of 5,250,000 shares of common stock during 2007 and higher rates of return as compared to 2006.

Interest expense. Interest expense was approximately $6.6 million in 2008, $4.3 million in 2007 and $2.2 million in 2006. Interest expense incurred included interest on our borrowings under our Revolving Credit Facility, interest payments on our $40.0 million senior subordinated convertible notes which were issued in June 2006 and repaid in full in September 2008, interest payments on our $65.0 million Facility Agreement which were issued in September 2008 ($40.0 million) and October 2008 ($25.0 million), amortization of the related deferred financing costs and the amortization of the discount on the Facility Agreement and the change in the value of a derivative associated with the Facility Agreement. The increase in 2008 as compared to 2007 is due to the write-off of both the embedded derivative and the deferred financing costs related to the $40.0 million senior subordinated convertible notes in September 2008. The increase in 2007 as compared to 2006 is due to a full year of interest expense and amortization as compared to half a year in 2006.

Income taxes. We incurred net operating losses in 2008, 2007 and 2006 and consequently did not pay any federal, state or foreign income taxes. At December 31, 2008, we had federal and state net operating loss carryforwards of approximately $178.9 million and $102.7 million, respectively, which we have fully reserved due to the uncertainty of realization. Our federal tax loss carryforwards will continue to expire in 2008, unless utilized. Our California tax loss carryforwards will begin to expire in 2012, unless utilized. We also have federal and California research tax credit carryforwards of approximately $9.1 million and $5.5 million, respectively. The federal research tax credits will begin to expire in 2010, unless utilized. Our California research tax credit carryforwards do not expire and will carryforward indefinitely until utilized. In addition, we have California manufacturer’s investment credit of approximately $34,000 that will begin to expire in 2008, unless utilized.

2009 Financial Outlook

•

We expect our net revenue for 2009 will be approximately $92 to $97 million. We do not expect a generic to Xibrom in 2009. Our net sales are seasonal, with first quarter net sales typically being the lowest of the year and less than the prior quarter.

•

We expect our gross margin to be 70% to 73% in 2009. We expect our gross margin to be at the lower end at the beginning of the year and increasing to the higher end by year end 2009, due to the timing of certain manufacturing expenses in 2009.

•	We expect to be approximately operating income breakeven in 2009.

•	We expect our net loss for 2009 will be approximately $7 to $10 million, due to interest and related expenses.

•

Depending upon the progress of our clinical and pre-clinical programs, we expect our research and development expenses in 2009 to be in the range of $20 to $25 million and include costs associated with supporting the Bepreve NDA filing, milestones we have paid or expect to pay to Senju for the acceptance and approval of Bepreve, the Xibrom QD confirmatory study, T-Pred study completion, and a low-concentration version of Xibrom for dry eye.

•	We expect to end 2009 with a cash balance of $35 to $45 million, including cash drawn on our Silicon Valley Bank revolving credit facility, subject to change due to fluctuations in working capital.

Liquidity and Capital Resources

As of December 31, 2008, we had approximately $53.0 million in cash, cash equivalents and short-term investments and working capital of $31.5 million. Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2000, we have received gross proceeds of approximately $346.7 million from sales of our common stock and the issuance of promissory notes and convertible debt.

Under our revolving credit facility, or the Revolving Credit Facility, with Silicon Valley Bank, we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash or $5.0 million. As of December 31, 2008, we borrowed $15.0 million from our Revolving Credit Facility. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of either (i) 0.50% for such periods that our adjusted quick ratio is greater than 1.50:1.00, or (ii) 0.875% for such periods that our adjusted quick ratio is less than or equal to 1.50:1.00. In no event shall the interest rate on outstanding borrowings be less than 4.50%, which is payable on a monthly basis. The Revolving Credit Facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; (v) an acceleration event occurred under certain types of other indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Silicon Valley Bank could be accelerated, such that it becomes immediately due and payable. As of December 31, 2008, we were in compliance with all of the covenants under the Revolving Credit Facility. Unless repaid earlier, all amounts owing under the Revolving Credit Facility will become due and payable on December 31, 2009. While we believe we will be able extend our agreement with Silicon Valley Bank upon its maturity or refinance outstanding amounts with another lender, we may not be able to do so due to general economic conditions surrounding the current crisis. If we are unable to renew our Revolving Credit Facility or obtain suitable alternative debt financing, it may adversely affect our ability to execute on our business plan.

In April 2006, we entered into a credit arrangement whereby we may borrow up to $1.2 million to finance the purchase of certain capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the purchase date of the equipment. As of December 31, 2008, $0.3 million was outstanding under this arrangement.

In September 2008, we entered into a facility agreement, or the Facility Agreement, with certain institutional accredited investors, which we refer to as the Lenders, to loan us up to $65.0 million. We initially borrowed $40.0 million under the Facility Agreement and in October 2008 borrowed the remaining $25.0 million. In connection therewith, we issued warrants to purchase 15.0 million shares of common stock at an exercise price of $1.41 per share. Any amounts drawn under the Facility Agreement accrue interest at a fixed rate of 6.5% per annum, payable quarterly in cash in arrears beginning on January 1, 2009. We will repay the Lenders 33% of any principal amount outstanding under the Facility Agreement on each of September 26, 2011 and 2012, and 34% of such principal amount outstanding on September 26, 2013. Additionally, any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to re-pay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to re-pay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding has commenced by or against us; and (v) cash and cash equivalents on the last day of each calendar quarter are less than $10,000,000. The Facility Agreement also contains customary covenants regarding operations of our business.

In connection with the Facility Agreement, we entered into a security agreement with the Lenders, pursuant to which, as security for our repayment obligations under the Facility Agreement, we granted to the Lenders a security interest in certain of our intellectual property, including intellectual property relating to Xibrom, Istalol, Vitrase and each other product marketed by or under license from us, and certain personal property relating thereto.

Further, in connection with the Facility Agreement, we and Highbridge International LLC, the holder of a majority of the aggregate principal amount of our $40.0 million senior subordinated convertible notes, entered into an amendment to the notes to provide that we could, in our sole discretion, redeem all, but not less than all, of the notes at any time at a price equal to 100% of the outstanding principal amount and accrued but unpaid interest thereon. On September 29, 2008, we repaid all of the outstanding principal and interest under the notes with borrowings under the Facility Agreement.

On October 29, 2008, we borrowed the remaining $25.0 million available under the Facility Agreement. In connection therewith, on October 30, 2008, we issued warrants to purchase 2.5 million shares of common stock at an exercise price of $1.41 per share.

During 2008, we used $22.5 million of cash for operations primarily as a result of the net loss of $30.7 million offset by non-cash compensation expense of $4.0 million, amortization of deferred financing costs related to the senior subordinated convertible notes of $2.0 million, amortization of deferred financing costs related to the Facility Agreement of $0.2 million, change in the value of the senior subordinated convertible note derivative of ($0.4) million, change in the value of the Facility Agreement derivative of $0.4 million, amortization of discount on senior subordinated convertible note of $0.1 million, amortization of discount on Facility Agreement of $0.6 million, depreciation expense of $1.0 million and a change in working capital of $0.3 million. During 2007, we used $32.0 million of cash for operations primarily as a result of the net loss of $38.2 million offset by non-cash compensation expense of $3.5 million, amortization of deferred financing costs related to the senior subordinated convertible notes of $0.6 million, change in the value of the senior subordinated convertible note derivative of $0.2 million, depreciation expense of $0.7 million and a change in working capital of $1.2 million. During 2006, we used $35.1 million of cash for operations primarily as a result of the net loss of $38.4 million offset by non-cash compensation expense of $2.6 million, amortization of deferred financing costs related to the senior subordinated convertible notes of $0.2 million and depreciation expense of $0.5 million.

Net cash provided by investing activities totaled $17.0 million during 2008 compared to $1.4 million during 2007 and $2.7 million during 2006. Cash provided by investing activities for 2008 is primarily attributable to the maturities of short-term investments ($15.9 million), the $2.4 million reduction in restricted cash required to secure interest payments on the outstanding senior subordinated convertible notes offset by the purchase of equipment ($1.4 million). Cash provided by investing activities for 2007 is primarily attributable to the maturities of short-term investments ($18.9 million) and the $3.2 million reduction in restricted cash required to secure interest payments on the outstanding senior subordinated convertible notes. Cash provided by investing activities for 2006 is primarily attributable to the issuance of senior subordinated convertible notes in the amount of $40.0 million, which was subsequently invested in short-term investments, offset by allocation of $5.6 million to support the letter of credit issued as security for interest payments on the outstanding senior subordinated convertible notes.

Net cash provided by financing activities totaled $28.3 million during 2008 compared to $38.9 million in 2007 and $43.1 million in 2006. The net cash provided by financing activities in 2008 is primarily the result of the issuance of debt under our Facility Agreement in the principal amount of $65.0 million, the net borrowings from the Revolving Credit Facility of $7.5 million, offset by the repayment of our senior subordinated convertible notes of $40.0 million and the debt issuance costs of $4.3 million. The net cash provided by financing activities in 2007 is primarily the result of the sale of an aggregate of 5,250,000 shares of our common stock at a purchase price of $7.00 per share, resulting in gross proceeds to us of $36.7 million before payment of offering expenses and placement agent fees of $2.7 million. Additionally, we received $3.6 million from the exercise of 1,276,116 warrants. The net cash provided by financing activities in 2006 is primarily the result of $5 million in net borrowings from the Revolving Credit Facility and the issuance of senior subordinated convertible notes in the principal amounts of $40.0 million, offset by $2.8 million in debt issuance costs.

We believe that our existing cash balances, together with amounts available for borrowing under our Revolving Credit Facility, will be sufficient to fund our operations for the next twelve months. However, our actual future capital requirements will depend on many factors, including the following:

•	the success of the commercialization of our products;

•	sales and marketing activities, and expansion of our commercial infrastructure, related to our approved products and product candidates;

•	the results of our clinical trials and requirements to conduct additional clinical trials;

•	the introduction of generic products;

•	the rate of progress of our research and development programs;

•	the time and expense necessary to obtain regulatory approvals;

•	activities and payments in connection with potential acquisitions of companies, products or technology;

•	competitive, technological, market and other developments; and

•	our ability to establish and maintain collaborative relationships.

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

As discussed elsewhere in this Annual Report on Form 10-K, in April 2008 we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to Xibrom. As of December 31, 2008, we incurred approximately $1.6 million in legal fees associated with this matter and expect to incur significant expenses in the future. In addition, if the government chooses to engage in civil litigation or initiate a criminal prosecution against us as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such action or pay or incur substantial fines or penalties, either of which could significantly deplete our cash resources.

We have never been profitable, and we might never become profitable. As of December 31, 2008, our accumulated deficit was $333.9 million, including a net loss of approximately $30.7 million for the twelve months ended December 31, 2008 and a stockholders’ deficit of $17.2 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$3,111	$1,110	$1,256	$336	$409
Obligation Under Capital Leases	368	156	211	1	—
Revolving Credit Facility	15,000	15,000	—	—	—
Obligation Under Equipment Debt (2)	285	271	14	—	—
Other Long-term Debt Obligations (3)	118	30	53	35	—
Long-term Liability Obligations (1)	85,069	4,225	29,900	50,944	—

Total:	$103,951	$20,792	$31,434	$51,316	$409

(1)	Represents $65.0 million in principal amount of our Facility Agreement, bearing 6.50% interest per annum payable quarterly in cash in arrears which began January 1, 2009. The Facility Agreement expires September 2013. We will repay 33% of any principal amounts outstanding under the Facility Agreement on each of September 26, 2011 and 2012, and 34% of such principal amount outstanding on September 26, 2013.
(2)	In April 2006, we entered into a credit arrangement under which we may borrow up to $1.2 million to finance the purchase of capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the date of each loan schedule.
(3)	In May 2006, we entered into a supply arrangement with SPS Biomedia Ltd. to supply hyaluronidase. As part of the agreement, we were obligated to fund a portion of the construction costs, up to $200,000, for the build out of the laboratory. The contract required an upfront payment of $70,000 and annual payment of $20,000 at an interest rate of 11% per annum.

In addition to the above, we are committed to make potential future milestone payments to third-parties as part of our in-licensing and development programs. Milestone payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on our consolidated balance sheet. As of December 31, 2008, the maximum potential future milestone payments to third-parties are $31.0 million.

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

Revenue Recognition

Product Revenue. We recognize revenue from product sales, in accordance with Statement of Financial Accounting Standard No. 48 “Revenue Recognition When Right of Return Exists,” when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product revenue net of estimated allowances for discounts, returns, wholesaler fees, rebates and chargebacks. If actual future payments for allowances for discounts, returns, wholesaler fees, rebates and chargebacks exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted. In general, we are obligated to accept from our customers the return of pharmaceutical products that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established reserves for such amounts at the time of sale. With the launch of each of our products, we recorded a sales return allowance, which was larger for stocking orders than subsequent re-orders. To date, actual product returns have not exceeded our estimated allowances for returns. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns exceed our estimated allowances for returns.

We establish allowances for estimated rebates, chargebacks and product returns based on numerous qualitative and quantitative factors, including:

•	the number of and specific contractual terms of agreements with customers;

•	estimated level of units in the distribution channel;

•	historical rebates, chargebacks and returns of products;

•	direct communication with customers;

•	anticipated introduction of competitive products or generics;

•	anticipated pricing strategy changes by us and/or our competitors;

•	analysis of prescription data gathered by a third-party prescription data provider;

•	contracts with wholesalers;

•	the impact of changes in state and federal regulations; and

•	the estimated remaining shelf life of products.

In our analyses, we utilize on-hand unit data purchased from major wholesalers, as well as, prescription data purchased from a third-party data provider to develop estimates of historical unit channel pull-through. We utilize an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, we develop an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback, product return and other discount exposures.

Consistent with industry practice, we periodically offer promotional discounts to our existing customer base. These discounts are calculated as a percentage of the current published list price and the net price, which is the difference between the current published list price less the applicable discount that is invoiced to the customer. Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time that we implement a price increase, we generally offer our existing customer base an opportunity to purchase a limited quantity of products at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels, and therefore we recognize the related revenue upon receipt by the customer and include the sale in estimating our various product-related allowances. In the event we determine that these sales represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction in revenue at the time of such sale.

Allowances for estimated rebates, chargebacks and other discounts such as wholesaler fees were $2.6 million and $1.9 million as of December 31, 2008 and 2007, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed-care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

Allowances for product returns were $3.2 million and $1.7 million as of December 31, 2008 and 2007, respectively. These allowances reflect an estimate of the our liability for products that may be returned by the original purchaser in accordance with our stated return policy, which allows customers to return products within six months of their respective expiration dates and for a period up to twelve months after such products have reached their respective expiration dates. We estimate our liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above. Our absolute exposure for product returns has increased as a result of increased sales of our existing products and our additional historical sales data upon which to analyze these allowances. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased.

For the years ended December 31, 2008, 2007 and 2006, our absolute exposure for rebates, chargebacks, product returns and other discounts has grown primarily as a result of increased sales of our existing products and the approval of new products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The exposure to these revenue-reducing items as a percentage of gross product revenue in 2008, 2007 and 2006 was 9.8%, 7.5% and 6.9%, respectively, for the allowance for rebates, chargebacks and discounts and was 3.7%, 3.3% and 2.7% for the allowance for product returns, respectively. We typically apply a higher allowance for product returns on stocking orders in connection with an initial launch.

License Revenue. We recognize revenue consistent with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” Amounts received for milestones are recognized upon achievement of the milestone, unless we have ongoing performance obligations. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

Inventories

Inventories relates to: (i) Xibrom, a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation and pain following cataract surgery; (ii) Istalol, for the treatment of glaucoma; (iii) Vitrase 200 USP units/ml for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs; and (iv) Vitrase, lyophilized 6,200 USP units multi-purpose vial. Inventories, net of allowances, are stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method.

Inventories are reviewed periodically for slow-moving or obsolete status. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We would record a reserve to adjust inventory to its net realizable value if: (i) a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, (ii) when a product is close to expiration and not expected to be sold, (iii) when a product has reached its expiration date or (iv) when a product is not expected to be saleable. In determining the reserves for these products, we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, have recorded adjustments to reflect inventory at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about the future demand for our products in order to categorize the status of such inventory items as slow-moving, obsolete or in excess-of-need. These future estimates are subject to the ongoing accuracy of our forecasts of market conditions, industry trends, competition and other factors. If we over- or under- estimate the amount of inventory that will not be sold prior to expiration, there may be a material impact on our consolidated financial condition and results of operations.

Stock-based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123(R). We have elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and Employee Stock Purchase Plan, or ESPP, shares that are ultimately expected to vest as the requisite service is rendered. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value measured under SFAS No. 123. We recorded incremental stock-based compensation expense of $4.0 million, $3.5 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, as a result of the adoption of SFAS No. 123(R). The Black-Scholes-Merton option pricing model has various inputs such as the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates. The change of any of these inputs could significantly impact the determination of the fair value of our options and thus could significantly impact our results of operations.

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

New Accounting Pronouncements

In September 2006, FASB Statement 157, “Fair Value Measurements,” or SFAS 157, was issued. SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. Our effective date was initially January 1, 2008. However, the FASB has released FASB Staff Position No. “FAS 157-b, Effective Date of FASB Statement No. 157,” which delayed the effective date of Statement 157 for all non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Accordingly, we adopted SFAS 157 on January 1, 2008 for our financial assets and liabilities only. The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements and we do not anticipate a material impact when applied to our non-financial assets and liabilities.

In November 2007, the Emerging Issues Task Force, or EITF, issued EITF Issue 07-01 “Accounting for Collaborative Arrangements,” or EITF 07-01. EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from, or made to, other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer, or analogous, relationship subject to EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF 07-01 is effective for fiscal years beginning after December 15, 2008. We have not yet completed our evaluation of EITF 07-01, but do not currently believe that it will have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB Statement 141R, “Business Combinations,” or SFAS 141R, was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our effective date was January 1, 2009. We have not yet determined the impact of SFAS 141R, if any, on our consolidated financial statements, because the impact of SFAS 141R is fact-specific and will not be invoked until we acquire a business after the effective date.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the impact of this statement, but believe it will not have a material impact on our consolidated financial position, results of operations, or cash flows upon adoption.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. FSP APB 14-1 requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 must be applied retrospectively and early adoption is prohibited. We are currently evaluating the expected impact of the provisions of FSP APB 14-1.

In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or EITF 03-6-1. EITF 03-6-1 concludes that unvested restricted share awards that pay nonforfeitable cash dividends are participating securities and are subject to the two-class method of computing earnings per share. Our effective date for EITF 03-6-1 was January 1, 2009. We do not anticipate the adoption of EITF 03-6-1 will have a material impact on our Consolidated Financial Statements.

Effective January 1, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on our financial condition, results of operation, or cash flows since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later increases, the principal amount of our investment will probably decline. Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2008 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of December 31, 2008, we have not used derivative instruments or engaged in hedging activities.

All outstanding amounts under our Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of either (i) 0.50% for such periods that our adjusted quick ratio is greater than 1.50:1.00, or (ii) 0.875% for such periods that our adjusted quick ratio is less than or equal to 1.50:1.00. In no event shall the interest rate on outstanding borrowings be less than 4.50%. Interest is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of December 31, 2008, we had $15.0 million outstanding under our Revolving Credit Facility. The interest rate at December 31, 2008 was 4.5%. We estimate that a 10% change in interest rates on our Revolving Credit Facility would not have had a material effect on our net loss for the year ended December 31, 2008.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

(b) Changes in Internal Control over Financial Reporting and Remediation Plans

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three-month period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued a report on our assessment of our internal control over financial reporting. This report appears below.

There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ISTA Pharmaceuticals, Inc.

We have audited ISTA Pharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). ISTA Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ISTA Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ISTA Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2008 of ISTA Pharmaceuticals, Inc. and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

February 17, 2009

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

In accordance with Instruction G (3) to Form 10-K, the information required by this Item will be provided in an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this Annual Report on Form 10-K under the heading “Equity Compensation Plans” and is incorporated herein by reference.

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

(3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on February 23, 2009.

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

Signature	Title	Date

/S/ VICENTE ANIDO, JR., PH.D. Vicente Anido, Jr., Ph.D.	President, Chief Executive Officer and Director	February 23, 2009

/S/ LAUREN P. SILVERNAIL Lauren P. Silvernail	Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development	February 23, 2009

/S/ RICHARD C. WILLIAMS Richard C. Williams	Director (Chairman of the Board of Directors)	February 23, 2009

/S/ PETER BARTON HUTT Peter Barton Hutt	Director	February 23, 2009

/S/ KATHLEEN D. LAPORTE Kathleen D. LaPorte	Director	February 23, 2009

/S/ BENJAMIN F. MCGRAW III Benjamin F. McGraw III	Director	February 23, 2009

/S/ DEAN J. MITCHELL Dean J. Mitchell	Director	February 23, 2009

/S/ ANDREW J. PERLMAN Andrew J. Perlman	Director	February 23, 2009

/S/ WAYNE I. ROE Wayne I. Roe	Director	February 23, 2009

ISTA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ISTA Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of ISTA Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISTA Pharmaceuticals, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, ISTA Pharmaceuticals, Inc. changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ISTA Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

February 17, 2009

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$48,316	$25,500
Short-term investments	4,700	20,640
Accounts receivable, net of allowances of $134 in 2008 and $187 in 2007	15,242	11,161
Inventory, net of allowance of $612 in 2008 and $396 in 2007	2,289	2,294
Other current assets	2,150	2,122

Total current assets	72,697	61,717
Property and equipment, net	5,728	5,389
Deferred financing costs	4,028	1,963
Restricted cash	—	2,400
Deposits and other assets	207	247

Total assets	$82,660	$71,716

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,386	$3,661
Accrued compensation and related expenses	3,945	3,696
Accrued expenses — clinical trials	480	960
Revolving Credit Facility	15,000	7,500
Current portion of long-term liabilities	310	601
Current portion of obligation under capital leases	117	98
Other accrued expenses	15,959	12,515

Total current liabilities	41,197	29,031
Deferred rent	213	230
Deferred income	3,055	3,333
Obligation under capital leases	187	177
Long-term liabilities	50	—
Facility Agreement	55,157	—
Convertible notes	—	40,253

Total liabilities	99,859	73,024
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at December 31, 2008 and 2007; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2008 and 2007; 33,079,277 and 32,911,887 shares issued and outstanding at December 31, 2008 and 2007, respectively	33	33
Additional paid-in capital	316,650	301,857
Accumulated other comprehensive loss	(25)	(15)
Accumulated deficit	(333,857)	(303,183)

Total stockholders’ deficit	(17,199)	(1,308)

Total liabilities and stockholders’ deficit	$82,660	$71,716

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Years Ended December 31,
	2008	2007	2006
Revenue
Product sales, net	$82,798	$58,589	$32,729
License revenue	278	278	278

Total revenue	83,076	58,867	33,007

Cost of products sold	21,947	15,864	9,943

Gross profit margin	61,129	43,003	23,064
Costs and expenses:
Research and development	32,400	32,492	23,826
Selling, general and administrative	53,539	46,603	37,357

Total costs and expenses	85,939	79,095	61,183

Loss from operations	(24,810)	(36,092)	(38,119)
Interest income	714	2,141	1,879
Interest expense	(6,578)	(4,270)	(2,179)

Net loss	$(30,674)	$(38,221)	$(38,419)

Net loss per common share, basic and diluted	$(0.93)	$(1.29)	$(1.48)

Shares used in computing net loss per common share, basic and diluted	33,027,511	29,620,913	26,010,801

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Common Stock		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Compensation	Loss	Deficit	(Deficit)
Balance at December 31, 2005	25,899,887	26	256,960	(24)	(84)	(226,543)	30,335
Deferred compensation related to adoption of SFAS No. 123(R)	—	—	(24)	24	—	—	—
Issuance of common stock for options	181,339	—	668	—	—	—	668
Restricted stock issuances	86,180	—	—	—	—	—	—
Common stock issued under ESPP	26,339	—	142	—	—	—	142
Stock-based compensation	—	—	2,655	—	—	—	2,655
Net loss	—	—	—	—	—	(38,419)	(38,419)
Foreign currency translation adjustment	—	—	—	—	(1)	—	(1)
Unrealized gain on investments	—	—	—	—	61	—	61

Comprehensive loss	—	—	—	—	—	—	(38,359)

Balance at December 31, 2006	26,193,745	26	260,401	—	(24)	(264,962)	(4,559)
Issuance of common stock for options	33,763	1	195	—	—	—	196
Restricted stock issuances	139,927	—	—	—	—	—	—
Common stock issued under ESPP	18,336	—	112	—	—	—	112
Issuance of common stock in conjunction with the registered direct public offerings, net of issuance costs of $2,677	5,250,000	5	34,048	—	—	—	34,053
Warrant exercise	1,276,116	1	3,613	—	—	—	3,614
Stock-based compensation	—	—	3,488	—	—	—	3,488
Net loss	—	—	—	—	—	(38,221)	(38,221)
Foreign currency translation adjustment	—	—	—	—	(1)	—	(1)
Unrealized gain on investments	—	—	—	—	10	—	10

Comprehensive loss	—	—	—	—	—	—	(38,212)

Balance at December 31, 2007	32,911,887	33	301,857	—	(15)	(303,183)	(1,308)
Issuance of common stock for options	1,666	—	6	—	—	—	6
Restricted stock issuances	142,936	—	—	—	—	—	—
Common stock issued under ESPP	22,788	—	68	—	—	—	68
Warrant issuance	—	—	10,741	—	—	—	10,741
Stock-based compensation	—	—	3,978	—	—	—	3,978
Net loss	—	—	—	—	—	(30,674)	(30,674)
Foreign currency translation adjustment	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	(10)	—	(10)

Comprehensive loss	—	—	—	—	—	—	(30,684)

Balance at December 31, 2008	33,079,277	$33	$316,650	$—	$(25)	$(333,857)	$(17,199)

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net loss	$(30,674)	$(38,221)	$(38,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,978	3,488	2,655
Amortization of deferred financing costs	2,209	558	285
Amortization of discount on convertible note	128	56	—
Amortization of discount on Facility Agreement	544	—	—
Change in value of derivatives related to convertible notes	(380)	197	—
Change in value of derivatives related to Facility Agreement	354	—	—
Depreciation and amortization	1,046	725	501
Changes in operating assets and liabilities:
Accounts receivable, net	(4,081)	(4,822)	(4,535)
Other current assets	(28)	(450)	(348)
Inventory, net	5	(820)	517
Accounts payable	1,725	1,443	(381)
Accrued compensation and related expenses	249	1,385	891
Accrued expenses — clinical trials and other accrued expenses	2,964	5,012	3,602
Other liabilities	(241)	(285)	511
Deferred rent	(17)	14	(1)
Deferred income	(278)	(278)	(383)

Net cash used in operating activities	(22,497)	(31,998)	(35,105)
INVESTING ACTIVITIES
Purchases of marketable securities	—	(17,873)	(12,982)
Maturities of marketable securities	15,929	18,940	23,461
Purchase of equipment	(1,385)	(2,769)	(2,287)
Restricted cash	2,400	3,200	(5,600)
Deposits and other assets	40	(120)	137

Net cash provided by investing activities	16,984	1,378	2,729
FINANCING ACTIVITIES
Proceeds from exercise of stock options	6	195	668
Obligation under capital lease	29	(51)	59
Proceeds from Revolving Credit Facility	37,000	27,500	13,500
Repayment on Revolving Credit Facility	(29,500)	(26,500)	(8,500)
Proceeds from issuance of common stock, net of issuance costs	68	37,780	142
Proceeds from issuance of convertible note, net	—	—	40,000
Repayment of convertible note	(40,000)	—	—
Proceeds from issuance of Facility Agreement, net	65,000	—	—
Financing costs on issuance of convertible notes	(4,274)	(40)	(2,766)

Net cash provided by financing activities	28,329	38,884	43,103
Effect of exchange rate changes on cash	—	—	(1)
Increase in cash and cash equivalents	22,816	8,264	10,726
Cash and cash equivalents at beginning of year	25,500	17,236	6,510

Cash and cash equivalents at end of year	$48,316	$25,500	$17,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$3,283	$3,247	$984

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The Company

ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. The Company reincorporated in Delaware on August 4, 2000. Xibrom (bromfenac sodium ophthalmic solution)®, Xibrom®, Xibrom QD™, Istalol®, Vitrase®, Bepreve™, T-Pred™, ISTA®, ISTA Pharmaceuticals, Inc.® and the ISTA logo are the Company’s trademarks, either owned or under license.

ISTA is an ophthalmic pharmaceutical company focused on the development and commercialization of products for serious diseases and conditions of the eye. Since the Company’s inception, it has devoted its resources primarily to fund research and development programs, late-stage product acquisitions and product commercial launches.

The Company currently has three products available for sale in the United States: Xibrom (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, Istalol (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase (hyaluronidase for injection) for use as a spreading agent. The Company also has several product candidates in various stages of development.

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2008, the Company has accumulated losses of $333.9 million. The Company’s ability to attain profitable operations is dependent upon maintaining or obtaining sufficient working capital to complete the successful development of its products, FDA approval of its products, achieving market acceptance of such products and achievement of sufficient levels of revenue to support the Company’s cost structure. Management believes that the Company’s existing capital resources will enable the Company to fund operations for at least the next twelve months.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the statement of financial condition and results of operations for the three years ended December 31, 2008 have been made.

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

Short-term Investments

Marketable securities with a maturity of more than three months from the date of purchase are considered short-term investments. At December 31, 2007, such investments were classified by management as available-for-sale. During 2008, all investments were liquidated upon maturity and converted in cash except for approximately $4.7 million (par value) in auction rate securities. As further discussed below, these auction rate securities were reclassified from available-for-sale to trading in the fourth quarter of 2008. All investments are carried at fair value,

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with unrealized gains and losses on available-for-sale securities included as a separate component of stockholders’ equity and unrealized gains and losses on trading securities included in earnings. The basis for computing realized gain or losses is by specific identification.

Restricted Cash

The Company had $2.4 million of restricted cash at December 31, 2007, which supported a letter of credit issued as security for interest payments on the then outstanding senior subordinated convertible notes. The letter of credit was subsequently extinguished upon repayment of the convertible notes in September 2008, reducing restricted cash to zero as of December 31, 2008.

Fair Value of Financial Instruments

The Company’s financial instruments included cash and cash equivalents, short-term investments, a put option related to certain auction rate securities, restricted cash, accounts receivable, accounts payable, accrued liabilities, current and long-term debt, senior subordinated convertible notes, certain derivatives related to the Company’s debt obligations and common stock warrants issued to lenders. The carrying amount of cash and cash equivalents, short-term investments, the put option, restricted cash, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of the Revolving Credit Facility and the Facility Agreement approximates fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics.

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards, (“SFAS”), No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The Company’s adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157), (“FSP FAS 157-2”), delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of December 31, 2008, all of the Company’s financial assets and liabilities are valued using Level 1 inputs except for auction rate securities, a related put option and a derivative related to the Company’s Facility Agreement as discussed further in Footnote 3 to the Consolidated Financial Statements.

Inventory

Inventory relates to Xibrom, a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation and pain following cataract surgery; Istalol, for the treatment of glaucoma; Vitrase

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property and Equipment

Property and equipment are recorded at cost. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets and included in depreciation expense.

Long-lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”), No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2008.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk principally consist of cash and cash equivalents, short-term investments, restricted cash and trade receivables. Wholesale distributors account for a substantial portion of trade receivables. At December 31, 2008, annual net revenues from AmeriSource Bergen Corp., McKesson HBOC and Cardinal Health, Inc. accounted for 14%, 37% and 40%, respectively, of the Company’s net revenues. The Company maintains reserves for bad debt and such losses, in the aggregate, have not exceeded management’s estimates.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Notes

The Company issued $40 million in convertible notes in June 2006 which provided, among other things, that if there is a change in control of the Company or certain events of default, as defined, during the term of the convertible notes (maturing in June 2011) the holders of the notes will be entitled to receive a cash payment equal to 115% of the principal amount of the notes, plus accrued but unpaid interest, or a formula based on the Company’s stock price on certain specified dates. Since the settlement is indexed to the Company’s stock, the settlement feature was a derivative that required bifurcation from the host debt instrument and recorded at fair value at each quarter end. The Company calculated the fair value of the derivative liability by subtracting the value of the convertible notes without the embedded derivative from the value of the convertible notes with the embedded derivative, taking into account in the valuation the Company’s stock price, the conversion price, the time to maturity of the convertible notes, and the probability of a change in control or certain events of default, as defined on the date of measurement. Changes in fair value of the derivative were recorded as interest expense and the difference between the face value of the convertible notes and the amount remaining after the bifurcation at inception of the notes was recorded as a discount to be amortized into interest expense over the term of the notes, which was five years.

On September 29, 2008, the Company repaid all of the outstanding principal and interest under the notes with borrowings under the Facility Agreement (as noted below). The value of the derivative associated with the senior subordinated convertible notes on the extinguishment date was $0.4 million and was written off as a reduction to interest expense concurrently with the payoff of the $40 million convertible notes.

Facility Agreement

On September 26, 2008, the Company entered into a Facility Agreement with certain institutional accredited investors (collectively, the “Lenders”), pursuant to which the Lenders agreed to loan to the Company up to $65 million, subject to the terms and conditions set forth in the Facility Agreement (the “Financing”). At the closing, the Company initially borrowed $40 million under the Facility Agreement and on October 29, 2008 the Company borrowed the remaining $25 million. In connection with the Financing, the Company paid Deerfield Management Company, L.P., an affiliate of the lead Lender, a one-time transaction fee of $1.625 million. Total financing costs as of December 31, 2008 were $4.3 million.

Because the consummation of certain change in control transactions results in payment of a premium of the outstanding principal, the premium put feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. The Company calculated the fair value of the derivative liability by subtracting the value of the Facility Agreement without the embedded derivative from the value of the Facility Agreement with the embedded derivative, taking into account in the valuation the Company’s stock price, the time to maturity of the Facility Agreement, and the probability of a change in control or certain events of default, as defined on the date of measurement. Changes in fair value of the derivative are recorded as interest expense and the difference between the face value of the outstanding principal on the Facility Agreement and the amount remaining after the bifurcation is recorded as a discount to be amortized over the term of the Facility Agreement, which is five years.

The fair value of the derivative associated with the Facility Agreement was $1.1 million at issuance and $1.5 million as of December 31, 2008. The embedded derivative related to the Facility Agreement is marked-to-market through earnings on a quarterly basis. Changes in fair value of the embedded derivative are recorded as interest expense.

Additionally, if the Company fails to make any payment of principal or interest with respect to the Facility Agreement when due (after the expiration of any applicable grace periods), the Company will pay, in respect of the outstanding principal amount and interest of the Facility Agreement, interest at the rate per annum equal to 6.5% plus 10% for so long as such payment remains outstanding.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

Upon execution of the Facility Agreement, the Company issued to the Lenders warrants to purchase an aggregate of 12.5 million shares of common stock of the Company at an exercise price of $1.41 per share. If the Company issues or sells shares of its common stock (other than certain “excluded shares,” as such term is defined in the Facility Agreement) after September 26, 2008, the Company will issue concurrently therewith additional warrants to purchase such number of shares of common stock as will entitle the Lenders to maintain the same beneficial ownership in the Company after the issuance as they had prior to such issuance, as adjusted on a pro rata basis for repayments of the outstanding principal amount under the loan, with such warrants being issued at an exercise price equal to the greater of $1.41 per share and the closing price of the common stock on the date immediately prior to the issuance. In connection with the additional $25 million borrowing on October 29, 2008, the Company issued warrants on October 30, 2008 to purchase 2.5 million shares of common stock at an exercise price of $1.41 per share.

In accordance with EITF 00-19, the warrants issued in connection with the Facility Agreement qualify for classification as equity and their relative fair market value of $10.7 million on the issuance date was recorded as additional paid in capital and discount on debt to be amortized over the term of the Facility Agreement, or five years.

Deferred Financing Fees

In connection with the issuance of the Company’s Facility Agreement in September 2008, the Company paid financing fees of $4.3 million. Additionally, the Company amortized the remaining financings fees on the senior convertible notes during 2008, totaling $1.6 million, upon their repayment. Deferred financing fees consist primarily of placement agent fees, accounting, legal and filing fees associated with raising funds. The Company amortizes these fees over the life of the debt. Amortization of the deferred financing fees was $2.2 million, $0.6 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, and was included in interest expense.

Commitments and Contingencies

The Company is subject to routine claims and litigation incidental to its business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on the operating results or financial position of the Company.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires reporting and displaying comprehensive income (loss) and its components, which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the year ended December 31, 2008 and 2007 was $30.7 million and $38.2 million, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ deficit.

As of December 31, 2008 and 2007, accumulated foreign currency translation adjustments were ($25,000) and ($25,000), respectively, and accumulated unrealized gains (losses) on investments were zero and $10,000, respectively. Comprehensive loss is reflected in the consolidated statements of stockholders’ deficit.

Supply Concentration Risks

Some materials used in the Company’s products are currently obtained from a single source. Biozyme Laboratories, Ltd. is currently the Company’s only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase. The Company’s supply agreement with Biozyme ended in August 2007, after which further supply of hyaluronidase by Biozyme to the Company was subject to Biozyme’s agreement. The Company has also entered into supply agreements with Oso Biopharmaceuticals Manufacturing LLC (formerly R.P. Scherer West, Inc.) and Alliance Medical Products to manufacture commercial quantities of Vitrase in a lyophilized 6,200 USP units multi-purpose vial and 200 USP units/mL in sterile solution, respectively. Currently, Oso Biopharmaceuticals Manufacturing LLC (formerly R.P. Scherer West, Inc.) and Alliance Medical

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Products are the Company’s sole source for Vitrase in these respective configurations. The Company also has supply agreements with Bausch & Lomb to manufacture commercial quantities of Istalol and Xibrom. Currently, Bausch & Lomb is the Company’s sole source for Istalol and Xibrom.

Revenue Recognition

Product revenue. The Company recognizes revenue from product sales, in accordance with SFAS No. 48 “Revenue Recognition When Right of Return Exists,” when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and the Company is reasonably assured of collecting the resulting receivable. The Company recognizes product revenue net of estimated allowances for discounts, wholesaler fees, returns, rebates and chargebacks. Such estimates require the most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Actual results may differ significantly from the Company’s estimates. Changes in estimates and assumptions based upon actual results may have a material impact on the Company’s results of operations and/or financial condition.

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

In its analyses, the Company utilizes on hand unit data purchased from the major wholesalers, as well as prescription data purchased from a third-party data provider, to develop estimates of historical unit channel pull-through. The Company utilizes an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, it develops an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback, product return and other discount exposures.

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

Allowances for estimated rebates, chargebacks and other discounts such as wholesaler fees were $2.6 million and $1.9 million as of December 31, 2008 and 2007, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts and chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowances for product returns were $3.2 million and $1.7 million as of December 31, 2008 and 2007, respectively. These allowances reflect an estimate of the Company’s liability for product that may be returned by the original purchaser in accordance with the Company’s stated return policy, which allows customers to return product within six months of its expiration date and for a period up to 12 months after it has reached the expiration date. The Company estimates its liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above. The Company’s absolute exposure for product returns has increased as a result of increased sales of its existing products and the Company having additional historical sales data upon which to analyze these allowances. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased.

For the years ended December 31, 2008, 2007 and 2006, the Company’s absolute exposure for rebates, chargebacks, product returns and other discounts has grown primarily as a result of increased sales of its existing products and the approval of new products. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. The exposure to these revenue-reducing items as a percentage of gross product revenue in 2008, 2007 and 2006 was 9.8%, 7.5% and 6.9%, respectively, for the allowance for rebates, chargebacks and discounts and was 3.7%, 3.3% and 2.7% for the allowance for product returns, respectively. ISTA typically applies a higher allowance for product returns on stocking orders in connection with an initial launch.

License revenue. The Company recognizes revenue consistent with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Amounts received for milestones are recognized upon achievement of the milestone, unless the Company has ongoing performance obligations. Royalty revenue is recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying the Company’s revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

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

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires measurement and recognition of compensation expense for all share-based awards made to employees and directors. Under SFAS 123R, the fair value of share-based awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Beginning January 1, 2008, the simplified method was no longer permitted to be used to determine the expected term of the equity award and the Company estimated the expected term based on the contractual term of the awards and employees’ exercise and expected post-vesting termination behavior. The impact of this transition did not have a significant impact on the valuation of the Company’s stock options.

At December 31, 2008, there was $6.3 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 3 years.

The Company’s stock-based compensation plans are discussed further in Note 4.

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” and SEC SAB No. 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares, such as stock options, warrants and convertible debt, outstanding during the period. Diluted earnings for common stockholders per common share (“diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to the Company’s stock options, warrants and convertible debt, in periods in which the options exercise or conversion price is greater than the average market price of the Company’s common stock during the period. The Company’s diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented.

We have further determined that the 15 million warrants issued in conjunction with our Facility Agreement in September 2008 and October 2008 represented participating securities in accordance with EITF Issue No. 03-6 “Participating Securities and the Two-Class Method Under FASB Statement No. 128.” However, because we operate at a net loss, and losses are not allocated to the warrant holders, the two class method does not affect our calculation of earnings per share.

The following table sets forth the computation of net loss (numerator) and shares (denominator) for loss per share (in thousands):

	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Numerator:
Net loss	$(30,674)	$(38,221)	$(38,419)
Denominator:
Weighted average shares outstanding used for basic loss per share	33,028	29,621	26,011
Common stock equivalents	—	—	—

Weighted average shares outstanding used for diluted loss per share	33,028	29,621	26,011

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Potentially dilutive securities, which are not included in our loss per share, are summarized below:

	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Common stock options	6,174,913	5,208,191	4,198,373
Warrants	15,000,000	—	1,541,941
Convertible note issuances	—	5,242,470	5,161,296

Total dilutive securities	21,174,913	10,450,661	10,901,610

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

New Accounting Pronouncements

In September 2006, FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued. SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The Company’s effective date was initially January 1, 2008. However, the FASB has released FASB Staff Position No. “FAS 157-b, Effective Date of FASB Statement No. 157,” which delayed the effective date of Statement 157 for all non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Accordingly, the Company adopted SFAS 157 on January 1, 2008 for its financial assets and liabilities only. The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements and the Company does not anticipate a material impact when applied to its non-financial assets and liabilities.

In November 2007, the EITF issued EITF Issue 07-01 “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable,

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of EITF 07-01, but does not currently believe that it will have a material impact on the results of operations, financial position or cash flows of the Company.

In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company’s effective date was January 1, 2009. The Company has not yet determined the impact of SFAS 141R, if any, on its consolidated financial statements, because the impact of SFAS 141R is fact-specific and will not be invoked until the Company acquires a business after the effective date.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the impact of this statement, but believes it will not have a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 must be applied retrospectively and early adoption is prohibited. The Company is currently evaluating the expected impact of the provisions of FSP APB 14-1.

In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 concludes that unvested restricted share awards that pay nonforfeitable cash dividends are participating securities and are subject to the two-class method of computing earnings per share. The Company’s effective date for EITF 03-6-1 was January 1, 2009. The Company does not anticipate the adoption of EITF 03-6-1 will have a material impact on its Consolidated Financial Statements.

Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on its financial condition, results of operation, or cash flows since the Company did not elect to apply the fair value option for any of its eligible financial instruments or other items on the January 1, 2008 effective date.

2. Balance Sheet Details

Inventory

Inventories are stated at the lower of cost (first-in, first-to-expire) or market. Inventories at December 31, 2008 and 2007 consist of the following: (in thousands)

	December 31,
	2008	2007
Raw material	$1,367	$617
Finished goods	1,534	2,073

	2,901	2,690
Less reserve for excess and obsolescence	(612)	(396)

	$2,289	$2,294

Property and Equipment

Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2008	2007
Property and equipment:
Equipment	$6,617	$5,554
Furniture and fixtures	944	940
Equipment under capital leases	419	360
Leasehold improvements	1,274	1,220

	9,254	8,074
Less accumulated depreciation and amortization	(3,526)	(2,685)

	$5,728	$5,389

Total depreciation and amortization expense amounted to $1,046,000, $725,000 and $501,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007
General expenses	$4,911	$4,552
Royalties	5,867	3,624
Sales return allowance	3,241	1,738
Sales and marketing expenses	1,046	1,841
Contract manufacturing expenses	882	760
State tax payable	12	—

	$15,959	$12,515

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Short-Term Investments and Fair Value Measurements

Short-term Investments

The Company classifies its short-term investments as “trading” at December 31, 2008 (consisting solely of auction rate securities) and “available-for-sale” at December 31, 2007, and records such assets at the estimated fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in comprehensive income (loss). Unrealized gains and losses on auction rate securities are included in earnings. The basis for computing realized gains or losses is by specific identification.

The following is a summary of the investments held, excluding put option from UBS AG (“UBS”) (in thousands):

	Gross Amortized Cost	Net Unrealized Gains/ (Losses)	Estimated Fair Value
At December 31, 2008 (Trading):
Auction Rate securities	3,971	—	3,971

	$3,971	$—	$3,971

	Gross Amortized Cost	Net Unrealized Gains/(Losses)	Estimated Fair Value
At December 31, 2007 (available-for-sale):
Commercial Paper	$7,037	$5	$7,042
Corporate Bonds	3,241	6	3,247
Certificates of Deposit	601	—	601
Auction Rate securities	9,750	—	9,750

	$20,629	$11	$20,640

During the years ended December 31, 2008, 2007 and 2006, realized gains or losses recognized on the sale of investments were not material. During the year ended December 31, 2008, the Company recognized $0.7 million on the gain of the put right from UBS fully offset by the loss on the auction rate securities. As of December 31, 2008 and 2007, unrealized gains were zero and $28,000, respectively and unrealized losses were zero and $38,000, respectively. Unrealized gains and losses were included in accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets.

The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable and outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. The Company has reviewed those securities with unrealized losses as of December 31, 2007 and has concluded that no other-than-temporary impairment existed. There were no securities in an unrealized loss position at December 31, 2008.

In February 2008, auctions began to fail for the auction rate securities held by the Company, whose underlying assets are student loans which are substantially backed by the federal government, and each auction since then has failed. Consequently, the investments are not currently liquid at December 31, 2008. In November 2008, the Company accepted an offer (a “Right”), from UBS, the Company’s investment provider for the auction

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate securities, entitling the Company to sell at par value auction rate securities originally purchased from UBS at anytime during a two-year period from January 2, 2009 through January 4, 2011. In accepting the Right, the Company granted UBS the authority to sell or auction the auction rate securities at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of auction rate securities. In lieu of the Company’s acceptance of the Right, auction rate securities will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the auction rate security if the auction process fails. On January 2, 2009, the Company exercised its Right and received $4.7 million in par value plus accrued interest.

The Right represents a firm agreement in accordance with FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which defines a firm agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transactions, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Right results in a put option and should be recognized as a separate freestanding asset and is accounted for separately from the ARS investment. As of December 31, 2008, the Company recorded $0.7 million as the fair value of the put option asset, classified as short-term investment on the Consolidated Balance Sheet as of December 31, 2008, with a corresponding credit to interest expense in the Consolidated Statement of Operations for the year ended December 31, 2008. The put option does not meet the definition of a derivative instrument under SFAS 133. Therefore, the Company elected to measure the put option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. The Company valued the Right using a discounted cash flow approach including estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning January 2, 2009. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Prior to accepting the UBS offer, the Company recorded its ARS as available-for-sale investments, and therefore, recorded resulting unrealized gains or losses, net of tax, in accumulated other comprehensive income in Stockholders’ Equity. In connection with the acceptance of the UBS offer in November 2008, resulting in a right to require UBS to purchase the ARS at par value beginning January 2, 2009, the Company has reclassified its ARS subject to the Right and held by UBS from available-for-sale to trading in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,”, or SFAS 115. The transfer to trading securities reflects management’s intent to exercise its put option during the period January 2, 2009 to January 4, 2011. Prior to its agreement with UBS, management’s intent was to hold the ARS until the earlier of anticipated recovery in market value or maturity. Upon transfer to trading securities, the Company immediately recognized a loss of $0.7 million, included in interest expense for the amount of the unrealized loss not previously recognized in earnings.

Fair Value Measurements

	Fair Value Measurements at December 31, 2008 Using:			Total Carrying Value at December 31, 2008
	Level 1	Level 2	Level 3
Cash and cash equivalents	$48,316	$—	$—	$48,316
Auction rate securities – trading	—	—	3,971	3,971
Auction rate securities – Put option	—	—	729	729
Derivatives related to Facility Agreement	—	—	(1,476)	(1,476)

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides reconciliation for all assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Put Option
Beginning balance at December 31, 2007	$—	$—
Total gains or losses (realized or unrealized)
Included in earnings	(729)	—
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	—	729
Transfers in and/or out of Level 3	4,700	—

Ending balance at December 31, 2008	$3,971	$729

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivative on Convertible Note	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivative on Facility Agreement
Beginning balance at December 31, 2007	$(380)	$—
Total gains or losses (realized or unrealized)
Included in earnings	380	(354)
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	—	(1,122)
Transfers in and/or of Level 3	—	—

Ending balance at December 31, 2008	$—	$(1,476)

Historically, the fair value of ARS investments approximates par value due to the frequent interest rate resets associated with the auction process. As a result of the auction market cessation, the Company continues to earn interest on its auction rate securities at the contractual rate. Currently, there is not an active market for these securities, and therefore they do not have a readily determinable market value. Accordingly, the estimated fair value of the auction rate securities no longer approximates par value. At December 31, 2008, the Company’s investment advisors provided a valuation for the auction rate securities utilizing a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis that the Company prepared. Based on this Level 3 valuation, the Company valued the auction rate securities at $4.0 million, which represents a decline in value of $0.7 million from par value. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the auction rate securities.

The Company valued the Right as a put option asset using a discounted cash flow approach including estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning January 2, 2009. The assumptions used in valuing both the ARS and the put option are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Stockholders’ Equity

Common and Preferred Stock

In June 2006, the Company issued an aggregate of $40.0 million in principal amount of our senior subordinated convertible notes, bearing 8% interest per annum payable quarterly in cash in arrears which began October 1, 2006. The notes were scheduled to mature in June 2011 and were convertible, at any time following their issuance, into shares of the Company’s common stock at a conversion price of $7.63 per share, subject to anti-dilution adjustments. On September 26, 2008, the Company repaid all of the outstanding principal amount and interest on the senior subordinated convertible notes.

In June 2007, the Company entered into definitive agreements with institutional accredited investors with respect to the private placement of 5,250,000 shares of its common stock at a purchase price of $7.00 per share, resulting in gross proceeds of approximately $36.7 million before payment of placement agent fees and offering expenses.

At December 31, 2008 and 2007, the Company had 5,000,000 shares of preferred stock authorized at a $0.001 par value and no shares were issued and outstanding.

Common Stock Warrants

In November 2002, the Company consummated a private placement of $40.0 million of its common stock and warrants exercisable for an additional $6.0 million of common stock to certain investors with a purchase price of $3.80 per share. In addition, $4.0 million of promissory notes previously issued to several of the same investors in the Company’s September 2002 bridge financing were converted into 1,052,620 shares of the Company’s common stock, based upon the conversion price of $3.80 per share, concurrently with the consummation of the private placement. In 2005 and 2007, 130,418 and 1,276,116 warrants were exercised for cash proceeds of $370,000 and $3,614,000, respectively. No warrants were exercised in 2006. All warrants related to this financing have been exercised as of December 31, 2008.

On September 26, 2008, upon execution of the Facility Agreement, the Company issued to the Lenders warrants to purchase an aggregate of 12.5 million shares of common stock of the Company at an exercise price of $1.41 per share. If the Company issues or sells shares of its common stock (other than certain “excluded shares,” as such term is defined in the Facility Agreement) after September 26, 2008, the Company will issue concurrently therewith additional warrants to purchase such number of shares of common stock as will entitle the Lenders to maintain the same beneficial ownership in the Company after the issuance as they had prior to such issuance, as adjusted on a pro rata basis for repayments of the outstanding principal amount under the loan, with such warrants being issued at an exercise price equal to the greater of $1.41 per share and the closing price of the common stock on the date immediately prior to the issuance. In connection with the additional $25 million borrowing on October 29, 2008, the Company issued warrants on October 30, 2008 to purchase 2.5 million shares of common stock at an exercise price of $1.41 per share.

All warrants issued under the Facility Agreement were not exercised as of December 31, 2008 and expire on September 26, 2014 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of Company common stock then issued and outstanding.

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

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with EITF 00-19, the warrants issued in connection with the Facility Agreement qualify for permanent classification as equity and their relative fair market value of $10.7 million on issuance date was recorded as additional paid in capital and discount on debt to be amortized over the term of the Facility Agreement, or five years.

Employee Stock Purchase Plan

In April 2000, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”), which initially provided for the issuance of a maximum of 20,000 shares of common stock. The ESPP provides for annual increases in the number of shares available for issuance under the plan on the first day of each year, beginning in 2001, equal to the lesser of 20,000 shares, 1.5% of the outstanding shares of common stock on the first day of the year, or a lesser amount as the Board of Directors may determine.

Eligible employees can have up to 15% of their earnings withheld, subject to certain maximums, to be used to purchase shares of the Company’s common stock every January and July. The price of the common stock purchased under the ESPP will be equal to 85% of the lower of the fair value of the common stock on the commencement date of the offering period or the specified purchase date. During 2008, 2007 and 2006, 22,788 shares, 18,336 shares and 26,339 shares, respectively, had been issued to participants, with an additional 10,065 shares issuable at December 31, 2008.

Stock Compensation Plan

Stock Options

The Company had reserved 53,618 shares of common stock under the 1993 Stock Plan (the “1993 Plan”) for issuance to eligible employees, officers, directors and consultants. The 1993 Plan provided for the grant of incentive and nonstatutory stock options. Terms of the stock option agreements, including vesting requirements, were determined by the Board of Directors, subject to the provisions of the 1993 Plan. Options granted by the Company vest over four years and are exercisable from the date of grant for a period of ten years. The option price equaled the estimated fair value of the common stock as determined by the Board of Directors on the date of the grant. Upon completion of the Company’s initial public offering in August 2000, the 1993 Plan was terminated. Upon adoption of the 2000 Stock Plan, as discussed in the paragraph below, no further grants were made under the 1993 Plan, and any shares reserved but not issued and cancellations under the 1993 Plan were made available for grant under the 2000 Stock Plan.

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

The Company has outstanding options to purchase shares of its common stock under individual option agreements, its 1993 Stock Plan, as amended, and its 2000 Stock Plan. All of the outstanding options granted under the individual option agreements, 1993 Plan and 2000 Stock Plan will remain outstanding and subject to the provisions of the applicable agreement and plan until they are either exercised or expire in accordance with their respective terms. No options have been issued under the 1993 Plan after the adoption of the 2000 Stock Plan as

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of common stock available for future issuance under the 1993 Plan were assumed under the 2000 Stock Plan. With the approval of the 2004 Plan, no additional options have been awarded under the 2000 Stock Plan. Any shares available for future issuance under the 2000 Plan have been included in the shares of common stock authorized for issuance under the 2004 Plan.

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

As of December 31, 2008, a total of 2,006,948 shares of common stock were reserved for issuance under the 2004 Plan.

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

A summary of the Company’s stock option activity and related information during 2008 follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,208,191	$6.95
Granted	1,308,947	$3.31
Exercised	(1,666)	$3.49
Canceled	(340,559)	$6.99

Outstanding at December 31, 2008	6,174,913	$6.18	6.65	$3,020

Options vested and expected to vest at December 31, 2008	5,866,652	$6.23	6.55	$2,635
Exercisable at December 31, 2008	4,158,305	$6.81	5.65	$—

The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $8,063, $270,798 and $1,257,754, respectively.

The Company’s ESPP activity during 2008 was as follows:

	Number of Shares	Weighted- Average Purchase Price
Available at December 31, 2007	1,593
New shares added to ESPP	20,000
Purchases	(21,391)	$1.21

Available at December 31, 2008	202

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s restricted stock activity during 2008 was as follows:

	Number of Shares	Weighted- Average Fair Value
Outstanding at December 31, 2007	212,880	$6.87
Granted	170,817	$3.40
Vested	(70,287)	$6.88
Forfeited	(11,131)	$6.03

Outstanding at December 31, 2008	302,279	$4.94

The weighted average fair value of equity instruments granted during 2008, 2007 and 2006 was as follows:

	Weighted Average Fair Value
	2008	2007	2006
Stock options	$3.31	$7.15	$6.55
ESPP Purchases	1.21	5.06	5.69
Restricted Stock	3.40	6.95	6.66

At December 31, 2008, there was $6.3 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of 3 years.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option-pricing model. Stock-based compensation expense is affected by the fair value of the underlying stock on the date of grant as well as assumptions that include a number of complex and subjective variables, including volatility, expected life, forfeiture rates and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period generally commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The expected life of an award in 2007 and 2006 was calculated using the simplified method based on the terms and conditions of the options in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. Beginning January 1, 2008, the simplified method was no longer permitted and the Company estimated the expected term based on the contractual term of the awards and employees’ expected exercise and expected post-vesting termination behavior. The forfeiture rate is based on historical data and stock-based compensation expense is recorded only for those awards that are expected to vest. Estimated forfeitures will be revised if they differ significantly from actual experience. Changes in forfeiture estimates will impact compensation in the period the estimates are revised. Due to continuing operating losses, the Company does not record tax benefits related to stock-based compensation expense and option exercises. Tax benefits will be recorded when realized.

For periods subsequent to January 1, 2006, the total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The weighted average assumptions used for the years ended December 31, 2008, 2007 and 2006 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Interest rate	2.5%	4.3%	4.5%
Volatility	74.0%	70.0%	100.9%
Expected life	7 years	6 years	6 years
Expected dividend yield	0%	0%	0%

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

Stock-based compensation expense is as follows:

$ millions	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Selling, general and administrative	$3.0	$2.5	$1.9
Research and development	1.0	1.0	0.8

Stock-based compensation expense	$4.0	$3.5	$2.7

Restricted Stock Awards

During the years ended December 31, 2008, 2007 and 2006 the Company granted a total of 170,817, 154,553 and 86,180 shares of restricted common stock, respectively, to employees under the 2004 Plan, as amended. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of four years.

The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $583,000, $338,000 and $138,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was approximately $1.1 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

5. Commitments and Contingencies

Revolving Credit Facility

On December 23, 2008, the Company entered into a Loan Modification agreement with Silicon Valley Bank to amend its existing revolving credit facility (the “Revolving Credit Facility”). The amendment provided for:

•

(1) an increase in the amount the Company may borrow under the Revolving Credit Facility from the lesser of (A) $10.0 million and (B) 80% of eligible accounts receivable, plus the lesser of 25% of net cash or $2.5 million, to the lesser of (X) $25.0 million and (Y) 80% of eligible accounts receivable, plus the lesser of 25% of net cash or $5.0 million;

•

(2) a modification of the interest rate on outstanding borrowings from prime rate plus a margin of 0.50%, to prime rate plus a margin of either (i) 0.50% for such periods that the Company’s adjusted quick ratio is greater than 1.50:1.00, or (ii) 0.875% for such periods that the Company’s adjusted quick ratio is less than or equal to 1.50:1.00. In no event shall the interest rate on outstanding borrowings be less than 4.50%;

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	(3) a fee of 0.375% per annum ,payable quarterly in arrears, on the average unused portion of the Revolving Credit Facility;

•	(4) an amendment to the adjusted quick ratio financial covenant so as to increase the ratio from 0.75:1.00 as of the last day of each month to at least 1.25:1.00 as of the last day of each month;

•

(5) an addition of a new tangible net worth financial covenant which provides for the following amounts as of the last day of each quarter: (i) $20.0 million for the quarters ended March 31, June 30, and September 30, 2009, and (ii) $25.0 million thereafter; and

•	(6) an extended maturity date of December 31, 2009.

As of December 31, 2008, the Company had borrowed $15.0 million and was in compliance with all of the covenants under the Revolving Credit Facility. All amounts owing under the Revolving Credit Facility will become due and payable on December 31, 2009. Due to the material adverse change clause included in the Revolving Credit Facility, these balances are recorded as current liabilities at each balance sheet date. The line of credit is secured by all of the Company’s assets with the exception of its intellectual property.

Facility Agreement

On September 26, 2008, the Company entered into a facility agreement (the “Facility Agreement”) with certain institutional accredited investors (collectively, the “Lenders”), pursuant to which the Lenders agreed to loan to the Company up to $65 million, subject to the terms and conditions set forth in the Facility Agreement (the “Financing”). At the closing, the Company initially borrowed $40 million under the Facility Agreement and on October 29, 2008 the Company borrowed the remaining $25 million. In connection with the Financing, the Company paid Deerfield Management Company, L.P., an affiliate of the lead Lender, a one-time transaction fee of $1.625 million. Total financing costs as of December 31, 2008 were $4.3 million.

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

In connection with the Financing, on September 26, 2008, the Company and Highbridge International LLC, a holder of the Company’s senior subordinated convertible notes, representing at least a majority of the aggregate principal amount of the notes outstanding, entered into an Amendment to the notes providing that the Company could, in its sole discretion, redeem all, but not less than all, of the notes at any time at a price equal to 100% of the outstanding principal amount and accrued but unpaid interest thereon. On September 29, 2008, the Company repaid all of the outstanding principal and interest under the notes with borrowings under the Facility Agreement. The additional borrowing of $25 million on October 29, 2008, was added to the balance sheet to fund future operating expenses and general corporate purposes.

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

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The value of the derivative associated with the Facility Agreement as of December 31, 2008 is $1.5 million. The value of the derivative associated with the senior subordinated convertible notes on the extinguishment date was $0.4 million and was written off as a reduction to interest expense concurrently with the payoff of the $40 million convertible notes. The embedded derivative related to the Facility Agreement will be marked-to-market through earnings on a quarterly basis.

Senior Subordinated Convertible Notes

In June 2006, the Company issued an aggregate of $40.0 million in principal amount of its senior subordinated convertible notes, bearing 8% interest per annum payable quarterly in cash in arrears which began October 1, 2006. The notes were to mature in June 2011 and were convertible, at any time following their issuance, into shares of the Company’s common stock at a conversion price of $7.63 per share, subject to anti-dilution adjustments. On September 29, 2008, the Company repaid all of the outstanding principal and interest under the senior subordinated convertible notes from the borrowings under the Facility Agreement, noted herein.

Subpoenas

In April 2008, the Company received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to Xibrom. As of December 31, 2008, the Company incurred approximately $1.6 million in legal fees associated with this matter and expects to incur significant expenses in the future. In addition, if the government chooses to engage in civil litigation or initiate a criminal prosecution against the Company as a result of its review of the requested documents and other evidence, the Company may have to incur significant amounts to defend such action or pay or incur substantial fines or penalties, either of which could significantly deplete the Company’s cash resources. The case is in its preliminary stages and thus the likelihood of an unfavorable outcome and/or the amount/range of loss, if any, cannot be reasonably estimated.

Equipment Financing

In April 2006, the Company entered into a credit arrangement under which the Company may borrow up to $1.2 million to finance the purchase of capital equipment. The outstanding amounts under this arrangement will become due and payable ratably over three years from the date of each loan schedule. As of December 31, 2008 and 2007, $271,000 and $601,000, respectively, were outstanding under this arrangement.

Purchase Commitments

In June 2004, the Company entered into an amended and restated supply agreement with Biozyme Laboratories, Ltd. (“Biozyme”), for ovine hyaluronidase for use in ophthalmic and spreading agent applications. Under its agreement with Biozyme, the Company is obligated to make product purchases totaling at least $750,000 over three years. The Company also entered into a technology license agreement with Biozyme providing the Company certain rights to manufacture hyaluronidase, in return for an aggregate license fee of $1.1 million payable over three years. The Company’s supply agreement with Biozyme ended in August 2007, and further supply of hyaluronidase by Biozyme to ISTA is on a purchase order by purchase order basis. Currently, Biozyme is the Company’s sole source for ovine hyaluronidase.

Lease Commitments

The Company leases its corporate and laboratory facilities and certain equipment under various operating leases. As of December 31, 2008, the Company has made approximately $143,000 in cash deposits related to operating leases. Provisions of the facilities lease provide for abatement of rent during certain periods and escalating rent payments during the term. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Additionally, the Company is required to pay taxes, insurance and maintenance expenses related to the building. Rent expense on the facilities and equipment during 2008, 2007 and 2006 was $811,000, $689,000 and $599,000, respectively.

Scheduled maturities of capital leases, debt, Revolving Credit Facility and Facility Agreement as of December 31, 2008, are as follows (in thousands):

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ending December 31:
2009	$15,427
2010	144
2011	21,533
2012	21,470
2013	22,090
Thereafter	—

$80,664
Unamortized discount on Facility Agreement	(10,197)
Embedded derivative on Facility Agreement	354

$70,821

The interest component of the capital lease payments is not significant.

Future annual minimum payments under operating leases are as follows (in thousands):

Years Ending December 31:
2009	$1,110
2010	1,057
2011	199
2012	165
2013	171
Thereafter	409

$3,111

In addition to the above, we are committed to make potential future “milestone” payments to third parties as part of our in-licensing and development programs. Milestone payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on our consolidated balance sheet. As of December 31, 2008, the maximum potential future “milestone” payments to third parties are $31.0 million.

6. Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, the Company did not recognize an increase in the liability for unrecognized tax benefits. As of December 31, 2008, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2008 and at December 31, 2007, and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2008.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1994 and forward are subject to examination by the United States and state tax authorities due to the carry forward of unutilized net operating losses and R&D credits carried forward.

At December 31, 2008, the Company had net deferred tax assets of $46.2 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not performed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards. Until this analysis has been performed the Company has removed the deferred tax assets for net operating losses of

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$66.6 million and research and development credits of $14.6 million generated through 2008 from its deferred tax asset schedule, and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

At December 31, 2008, the Company had Federal and state income tax net operating loss carry forwards of approximately $178.9 million and $102.7 million, respectively. Federal tax loss carryforwards continue to expire in 2008 unless previously utilized. California tax loss carry forwards begin to expire in 2012, unless previously utilized. In addition, the Company has Federal and California research and development tax credit carry forwards of $9.1 million and $5.5 million, respectively. The Federal research and development credit carry forwards will begin to expire in 2010 unless previously utilized. The California research and development credit carry forwards carry forward indefinitely. The Company has California manufacturing investment credit carry forwards of $34,000. The California manufacturing investment credit carry forward has begun to expire in 2008.

Significant components of the Company’s deferred tax assets as of December 31, 2008 and 2007 are listed below. A valuation allowance of $46.2 million and $37.5 million at December 31, 2008 and 2007, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts are shown in thousands as of December 31, of the respective years:

	December 31,
	2008	2007
Deferred tax asset:
Net operating loss carryforwards	$—	$—
Tax credits	—	—
Capitalized research and development	39,082,000	31,407,000
Stock based compensation	3,497,000	2,949,000
Deferred revenue	1,215,000	1,359,000
Other, net	2,379,000	1,821,000

Total deferred tax asset	46,173,000	37,536,000
Valuation allowance for deferred tax assets	(46,173,000)	(37,536,000)

	$—	$—

A portion of the net operating loss carry forwards as of December 31, 2008 include amounts related to stock option deductions. Under FAS 123R, any excess tax benefits from share-based compensation are only realized when income taxes payable is reduced, with the corresponding credit posted to Additional Paid In Capital.

7. Employee Benefit Plan

The Company has a 401(k) Savings Plan covering substantially all employees that have been employed for one month and meet certain age requirements. Employees may contribute up to 92% of their compensation per year (subject to a maximum limit by federal tax law). Beginning in 2007, the Company provided matching contributions equal to 25% of the first 3% of contributed salary. The Company did not make matching contributions prior to January 1, 2007. Employer contributions were $210,000 and $96,000 for 2008 and 2007, respectively.

8. Otsuka Agreement

In December 2001, the Company entered into a license agreement with Otsuka Pharmaceuticals, Co. Ltd. (“Otsuka”), under which Otsuka will be responsible for the marketing, sale and distribution of Vitrase in Japan. Under a related supply agreement, the Company will supply all of Otsuka’s requirements of Vitrase at a fixed price per unit subject to certain future adjustments. The term of the license is the later of fifteen years from the date of first commercial sale of Vitrase in Japan or the expiration of the last valid claim of the licensed patents. Currently, no patents for Vitrase have been issued in Japan.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

9. Senju Agreement

In May 2002, the Company acquired substantially all of the assets of AcSentient, Inc. (“AcSentient”), which included exclusive U.S. marketing rights for Istalol and Xibrom. Istalol and Xibrom were originally licensed by AcSentient from Senju. The full rights and obligations of AcSentient under the Senju license agreements were assigned to the Company as a part of the acquisition agreement between the Company and AcSentient, with such transfer approved by Senju.

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

Generally, under the terms of its agreements with Senju, the Company is responsible for all costs associated with developing the licensed products in ophthalmology for the United States and, with respect to bepotastine, prostaglandins and iganidipine, North America, including clinical trials, regulatory filings, manufacturing, and, if the product is approved, marketing and sales activities.

The Company has paid to Senju non-refundable milestone payments of $4 million relating to the development process and regulatory approval of both Istalol and Xibrom; and will be required to pay royalties on product sales. The Company will also be required to pay to Senju non-refundable milestone payments of up to $3 million, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of ecabet sodium are accomplished; and royalties on future product sales. The Company will be required to pay to Senju non-refundable milestone payments of up to $6 million, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of bepotastine ophthalmic solution are accomplished; and royalties on future product sales. According to its iganidipine agreement with Senju, the Company will be required to pay Senju non-refundable milestone payments of approximately $8 million, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of iganidipine are accomplished; and royalties on future product sales. In addition, under the terms of its prostaglandins agreement with Senju, the Company will be required to pay Senju non-refundable milestone payments of approximately $8 million, some of which has been paid, if all such milestones, relating to the development process and regulatory approval of prostaglandins are accomplished; and royalties on future product sales.

10. Mitsubishi Tanabe Agreement

During September 2007, the Company licensed exclusive North American rights to nasal dosage forms of bepotastine, an investigational product for the treatment of allergy symptoms, from Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.) Under the terms of the license agreement with Mitsubishi Tanabe, the Company has paid an upfront payment to Mitsubishi Tanabe of $2.0 million, and will make additional payments based on achievement of development and approval milestones, and royalties on future product sales. The Company is responsible for all costs associated with developing nasal bepotastine in North America, including clinical trials, FDA filings, manufacturing, and, if the product is approved, marketing and sales activities. The Company also obtained the right to develop other nasal bepotastine products, including a fixed combination with a steroid, and a future right to negotiate for a North American license to oral dosage forms of bepotastine for allergy treatment.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Quarterly Results of Operations (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 31, 2008. This data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except earnings per share).

	Quarter Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
	(Unaudited)
Revenue:
Product sales, net	$28,049	$21,604	$17,691	$15,454	$19,092	$15,796	$13,518	$10,183
License revenue	70	69	70	69	70	69	70	69

Total revenue	28,119	21,673	17,761	15,523	19,162	15,865	13,588	10,252

Cost of products sold	7,186	5,806	4,766	4,189	5,447	4,197	3,687	2,533

Gross profit margin	20,933	15,867	12,995	11,334	13,715	11,668	9,901	7,719

Costs and expenses:
Research and development	7,347	7,766	7,472	9,815	11,572	8,355	6,012	6,553
Selling, general and administrative	13,389	13,198	13,302	13,650	11,503	11,043	11,967	12,090

Total costs and expenses	20,736	20,964	20,774	23,465	23,075	19,398	17,979	18,643

Gain / (Loss) from operations	197	(5,097)	(7,779)	(12,131)	(9,360)	(7,730)	(8,078)	(10,924)
Interest income (expense), net	(2,084)	(2,276)	(680)	(824)	(496)	(441)	(665)	(527)

Net loss	$(1,887)	$(7,373)	$(8,459)	$(12,955)	$(9,856)	$(8,171)	$(8,743)	$(11,451)

Net loss per common share, basic and diluted	$(0.06)	$(0.22)	$(0.26)	$(0.39)	$(0.30)	$(0.25)	$(0.32)	$(0.44)

12. Subsequent Event

On January 22, 2009 the Company liquidated its Singapore subsidiary, Visionex Pte. Ltd. The liquidation resulted in no material financial impact to the Company’s financial statements.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Purchase and Sale Agreement dated May 3, 2002, by and between the Registrant and AcSentient, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002).

3.1	Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 7, 2003).

3.2	Certificate of Correction to Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 7, 2003).

3.3	Second Certificate of Correction to Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005).

3.4	Amended and Restated Bylaws of Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2006).

4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-34120) filed with the Commission on August 7, 2000).

4.2	Preferred Stock Rights Agreement dated as of December 31, 2001, by and between the Registrant and Mellon Investor Services LLC, as rights agent (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A (File No. 000-31255) filed with the Commission on January 22, 2002).

4.3	First Amendment to the Preferred Stock Rights Agreement dated as of November 18, 2002, by and between the Registrant and Mellon Investor Services LLC, as rights agent (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-31255) filed with the Commission on November 19, 2002).

4.4	Second Amendment to the Preferred Stock Rights Agreement, dated June 23, 2006, by and between the Registrant and U.S. Stock Transfer Corporation (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2006).

10.1	1993 Stock Plan and forms of agreements thereunder (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-34120) filed with the Commission on April 5, 2000). (2)

10.2	2000 Stock Plan (Amended and Restated) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Commission on August 14, 2003). (2)

10.3	Forms of agreements under 2000 Stock Plan (Incorporate by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-34120) filed with the Commission on April 5, 2000). (2)

10.4	2000 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 ( File No. 333-103281) filed with the Commission on February 18, 2003). (2)

10.5	Amendment No. 1 to Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on July 20, 2004). (2)

10.6	Amendment No. 2 to Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report of Form 8-K filed with the Commission on December 22, 2005). (2)

Exhibit Number	Description
10.7	Third Amendment and Restatement to the 2004 Performance Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 25, 2006). (2)

10.8	Form of Stock Option Agreement under 2004 Performance Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005). (2)

10.9	Form of Restricted Stock Purchase Agreement under 2004 Performance Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005). (2)

10.10	Form of Indemnification Agreement by and between the Registrant and certain executive officers and directors of Registrant (Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 6, 2006). (2)

10.10.1	Schedule of Parties to Indemnification Agreement (Incorporated by reference to Exhibit 10.10.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Commission on March 7, 2008).

10.11	Lease by and between the Registrant and Aetna Life Insurance Company dated September 13, 1996 for leased premises located at 15279 Alton Parkway, Suite 100, Irvine, California (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-34120) filed with the Commission on April 5, 2000).

10.12	First Amendment to Lease by and between the Registrant and Alton Plaza Property, Inc. dated June 27, 2001 for leased premises located at 15279 Alton Parkway, Suite 100, Irvine, California (Incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002).

10.13	Second Amendment to Lease by and between the Registrant and Alton Plaza Property, Inc. dated February 13, 2002 for leased premises located at 15279 Alton Parkway, Suite 100, Irvine, California (Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002).

10.14	Third Amendment to Lease by and between the Registrant and Alton Plaza Property, Inc. dated August 13, 2004 for leased premises located at 15279 Alton Parkway, Suite 100, Irvine, California (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 13, 2004).

10.15	Fourth Amendment to Lease by and between the Registrant and Alton Plaza Property, Inc., dated for reference purposes only as of August 31, 2005, for the lease of office space located at 15273 Alton Parkway, Irvine, California (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 14, 2005).

10.16	Fifth Amendment to Lease by and between the Registrant and Alton Plaza Property, Inc., dated for reference purposes only as of July 25, 2007, for the lease of the office space located at 15285 Alton Parkway, Irvine, California (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 21, 2007).

10.17	License Agreement dated as of December 13, 2001, by and between Otsuka Pharmaceutical Co., Ltd., and the Registrant (Incorporated by reference to Exhibit 10.21 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 2, 2002). (1)

10.18	Supply Agreement dated as of December 13, 2001, by and between Otsuka Pharmaceutical Co., Ltd., and the Registrant (Incorporated by reference to Exhibit 10.22 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 2, 2002). (1)

10.19	Executive Employment Agreement dated March 13, 2006, by and between Vicente Anido, Jr., Ph.D. and the Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2006). (2)

10.20	Executive Employment Agreement dated February 10, 2003, by and between Lauren P. Silvernail and the Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, filed with the Commission on May 15, 2003). (2)

Exhibit Number	Description
10.21	Form of Executive Employment Agreement by and between the Registrant and certain executive officers of the Registrant, each entered into on March 13, 2006 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2006). (2)

10.21.1	Schedule of Parties to Executive Employment Agreement (Incorporated by reference to Exhibit 10.21.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Commission on March 7, 2008).

10.22	Stand-Alone Stock Option Agreement dated December 21, 2001, by and between Vicente Anido, Jr., Ph.D. and the Registrant (Incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002). (2)

10.23	Change of Control Severance Agreement dated February 20, 2003 by and between Lauren Silvernail and the Registrant (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 6, 2006). (2)

10.24	Individual Non-Qualified Stock Option Agreement dated July 1, 2002, by and between Thomas A. Mitro and the Registrant (Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-103279) filed with the Commission on February 18, 2003). (2)

10.25	Individual Non-Qualified Stock Option Agreement dated August 5, 2002, by and between Kirk McMullin and the Registrant (Incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-103279) filed with the Commission on February 18, 2003). (2)

10.26	Bausch & Lomb Pharmaceuticals, Inc. Contract Manufacturing Supply Agreement dated February 6, 2003, by and between Bausch & Lomb Pharmaceuticals, Inc. and the Registrant (Incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on June 4, 2003). (1)

10.27	Bausch & Lomb Pharmaceuticals, Inc. Contract Manufacturing Supply Agreement dated November 25, 2002, by and between Bausch & Lomb Pharmaceuticals, Inc. and the Registrant (Incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on June 4, 2003). (1)

10.28	Agreement dated April 17, 2002, by and between Senju Pharmaceutical Co., Ltd. and AcSentient, Inc. (Incorporated by reference to Exhibit 10.43 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on June 4, 2003). (1)

10.29	Amendment to Timolol Agreement dated August 13, 2002, by and between Senju Pharmaceutical Co., Ltd. and the Registrant (Incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on April 30, 2003). (1)

10.30	License Agreement dated March 7, 2002, by and between Senju Pharmaceutical Co., Ltd and AcSentient, Inc. (Incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on June 4, 2003). (1)

10.31	Amendment to Bromfenac License Agreement dated August 13, 2002, by and between Senju Pharmaceutical Co., Ltd and the Registrant (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on April 30, 2003). (1)

10.32	Second Amendment to Bromfenac License Agreement dated May 31, 2006, by and between Senju Pharmaceutical Co., Ltd and the Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

10.33	Amended and Restated Supply Agreement dated June 16, 2004, by and between Biozyme Laboratories, Ltd. and the Registrant (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2004).

10.34	Technology License Agreement dated June 16, 2004, by and between Biozyme Laboratories, Ltd. and the Registrant (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2004).

10.35	Vitrase® Agreement dated September 27, 2004, by and between the Registrant and Allergan Sales, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the Commission on November 12, 2004). (1)

Exhibit Number	Description
10.36	License Agreement dated November 17, 2004, by and between the Registrant and Senju Pharmaceuticals Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 28, 2004). (1)

10.37	Supply Agreement dated August 30, 2004, by and between the Registrant and Alliance Medical Products, Inc. (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005). (1)

10.38	Loan and Security Agreement dated December 22, 2005, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2005).

10.39	Loan Modification Agreement dated September 26, 2006, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.32.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed with the Commission on November 9, 2006).

10.40	Loan Modification Agreement dated January 30, 2007, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2007).

10.41	Loan Modification Agreement dated March 12, 2007, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 2007).

10.42	Loan Modification Agreement dated March 26, 2008, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.43	Loan Modification Agreement dated June 30, 2008, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 3, 2008).

10.44	Loan Modification Agreement dated September 26, 2008, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.45	Loan Modification Agreement dated December 23, 2008, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 24, 2008).

10.46	Exclusive License Agreement dated June 12, 2006, by and between the Registrant and Senju Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2006). (1)

10.47	Exclusive License Agreement dated June 12, 2006, by and between the Registrant and Senju Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2006). (1)

10.48	Securities Purchase Agreement, dated as of June 21, 2006, by and between the Registrant and the investors named therein (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 22, 2006).

10.49	Registration Rights Agreement dated as of June 21, 2006, by and between the Registrant and the investors named therein (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 22, 2006).

10.50	Form of Senior Subordinated Convertible Note (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 22, 2006).

10.51	Exclusive License Agreement dated August 1, 2006, by and between the Registrant and Senju Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 3, 2006). (1)

10.52	Form of Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2007).

Exhibit Number	Description
10.53	Exclusive License Agreement dated September 25, 2007, by and between Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.) Co., Ltd. (Incorporated by reference to Exhibit 10.47 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the Commission on November 6, 2007). (1)

10.54	Form of Warrant to purchase shares of common stock of Registrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.55	Facility Agreement dated September 26, 2008 by and between the Registrant and certain lenders named therein (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.56	Amendment dated September 26, 2008 by and between the Registrant and Highbridge International LLC (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.57	Registration Rights Agreement dated September 26, 2008 by and between the Registrant and certain investors named therein (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.58	Security Agreement dated September 26, 2008 by and between the Registrant and certain secured parties named therein (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 6, 2006).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

(1)	Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to ISTA’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act of the Securities Exchange Act of 1934.
(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 15(a)(3) of Form 10-K.
(3)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.