Form 10-K/A
period 2008-12-31
ISTA PHARMACEUTICALS INC
filed 2009-04-28
CIK 930553

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of ISTA Pharmaceuticals, Inc. (“ISTA”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2008, which was originally filed with the U.S. Securities and Exchange Commission, or SEC, on February 23, 2009, is being filed solely to include responses to the items required by Part III. This Amendment No. 1 does not reflect events occurring after February 23, 2009, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to our Restated Certificate of Incorporation and Amended and Restated Bylaws, our Board of Directors currently consists of eight persons. Our Board of Directors is divided into three classes serving staggered terms of three years. The Class III directors, Dean J. Mitchell and Wayne I. Roe, are scheduled to serve until the annual meeting of stockholders in 2009. The Class I directors, Peter Barton Hutt, Benjamin F. McGraw III, Pharm.D., and Andrew J. Perlman, are scheduled to serve until the annual meeting of stockholders in 2010. The Class II directors, Vicente Anido, Jr., Ph.D., Kathleen D. LaPorte, and Richard C. Williams, are scheduled to serve until the annual meeting of stockholders in 2011.

The following table sets forth the names, ages as of February 28, 2009, principal occupations and year of appointment of our directors:

Name	Age	Principal Occupation	Director Since
Class I Directors
Peter Barton Hutt	74	Senior Counsel, Covington & Burling	2002
Benjamin F. McGraw III, Pharm.D	59	Managing Member, Long Shadows Asset Management, LLC	2000
Andrew J. Perlman	61	Chief Executive Officer of Innate Immune, Inc.	2006

Class II Directors
Vicente Anido, Jr., Ph.D	56	President and Chief Executive Officer	2001
Kathleen D. LaPorte	47	Managing Director, New Leaf Venture Partners, L.L.C.	2002
Richard C. Williams	65	President, Conner-Thoele Limited	2002

Class III Directors
Dean J. Mitchell	53	President and Chief Executive Officer of Alpharma, Inc.	2004
Wayne I. Roe	58	Retired	1998

*	Dr. McGraw and Mr. Roe resigned as directors on November 19, 2002 in connection with the closing of a private placement financing and were reappointed as directors in December 2002.

Class I Directors

Peter Barton Hutt has served on our Board of Directors since November 2002. Mr. Hutt is senior counsel specializing in food and drug law in the Washington, D.C. law firm of Covington & Burling. From time to time, Covington & Burling provides legal services to us. Mr. Hutt joined Covington & Burling in 1960 and was named partner in 1968, leaving from 1971 to 1975 to serve as Chief Counsel for the U.S. Food and Drug Administration and returning to Covington & Burling in September 1975. Mr. Hutt is the co-author of the casebook used to teach Food and Drug Law throughout the country and teaches a full course on the subject annually at Harvard Law School. Mr. Hutt is a member of the board of directors of Momenta Pharmaceuticals, Inc. and Xoma Ltd., both of which are public companies, and Celera Corporation, a private company. Mr. Hutt received a B.A. from Yale University and a LL.B. from Harvard University. In addition, Mr. Hutt received a Master of Laws degree in Food and Drug Law from New York University Law School.

Benjamin F. McGraw, III, Pharm.D. has served on our Board of Directors since April 2000, except for the period from November 2002 to December 2002. Dr. McGraw is the managing member of Long Shadows Asset Management, LLC, an investment advisory company. Prior to this, Dr. McGraw was President and Chief Executive Officer since 1994, director since 1996, and Treasurer since 2006, of Valentis, Inc., a biotechnology company, until Valentis, Inc. was acquired by Urigen Pharmaceuticals, Inc. in July 2007. Prior to this, Dr. McGraw was Corporate Vice President for Corporate Development of Allergan, Inc., a public specialty pharmaceutical company focusing on ophthalmology, dermatology and neuromuscular indications. Before that, he was an equity analyst and a fund manager at Carerra Capital Management. Prior to this, he was Vice-President, Development for Marion Laboratories and Marion, Merrell Dow, both of which are private companies. Dr. McGraw is a director and Chairman of

TRF Pharma, Inc., a private biotechnology company, and is also a director of Urigen Pharmaceuticals, Inc., a public company. Dr. McGraw received B.S. and Doctor of Pharmacy degrees from the University of Tennessee Center for the Health Sciences, where he also completed a clinical practice residency.

Andrew J. Perlman, M.D., Ph.D. was appointed to our Board of Directors in April 2006. Dr. Perlman is the co-founder, and has served since October 2004 as the Chief Executive Officer, of Innate Immune, Inc., a private company engaged in the discovery and development of therapeutics for asthma and autoimmune diseases. Dr. Perlman served in various senior management positions, culminating as Executive Vice President, at Tularik, Inc., a public biotechnology company, from 1993 through October 2004, except from February to October 2002, when he served as the Chief Executive Officer and a member of the board of directors of Affymax, Inc., a private biopharmaceutical company. While at Tularik, Inc., Dr. Perlman’s principal responsibilities were in the areas of clinical research and business development in which he provided medical input and strategy for all Tularik, Inc.’s clinical projects, and played an active role in Tularik Inc.’s financing activities and in its merger with Amgen in 2004. Prior to 1993, Dr. Perlman was a Senior Director of Clinical Research at Genentech, Inc., a public company, and served as a faculty member in the Department of Medicine at Stanford University. Dr. Perlman presently is a member of the board of directors of Innate Immune, Inc. Dr. Perlman received his M.D. and his Ph.D. in Physiology from New York University.

Class II Directors

Vicente Anido, Jr., Ph.D. has served as our President and Chief Executive Officer and on our Board of Directors since December 2001. From June 2000 to September 2001, Dr. Anido was general partner for Windamere Venture Partners. From 1996 to 1999, Dr. Anido served as President and Chief Executive Officer of CombiChem, Inc., a private biotechnology company. From 1993 to 1996, he served as President of the Americas Region of Allergan, Inc., a public company. Dr. Anido received a Ph.D. in Pharmacy Administration from the University of Missouri.

Kathleen D. LaPorte has served on our Board of Directors since November 2002. Ms. LaPorte is a Managing Director of New Leaf Venture Partners, LLC located in Menlo Park, California. Previously, Ms. LaPorte was a General Partner of the Healthcare Technology Group of the Sprout Group located in Menlo Park, California, which she joined in 1993 and became a General Partner in 1994. Between 1987 and 1993, Ms. LaPorte was a principal at Asset Management Company, a venture capital firm focused on early-stage investments. Previously, Ms. LaPorte was a financial analyst with The First Boston Corporation. Ms. LaPorte is a member of the board of directors of Affymax, Inc. and Transcept Pharmaceuticals, Inc., both of which are public companies. Ms. LaPorte received a B.S. from Yale University and a M.B.A. from Stanford University Graduate School of Business.

Richard C. Williams has served on our Board of Directors since December 2002 and as Chairman of our Board of Directors since July 2004. Since 1989, Mr. Williams has served as the founder and President of Conner-Thoele Limited, a consulting and financial advisory firm specializing in the healthcare industry and pharmaceutical segment. From 2000 to April 2001, Mr. Williams also served as Vice Chairman-Strategic Planning and director of King Pharmaceuticals, Inc., a public company. From 1992 to 2000, Mr. Williams served as Chairman and director of Medco Research, a then-public cardiovascular pharmaceutical development company, prior to its acquisition by King Pharmaceuticals in 2000. From 1997 to 1999, Mr. Williams was Co-Chairman and a director of Vysis, Inc., a then-public genetic biopharmaceutical company. Prior to founding Conner-Thoele Limited, Mr. Williams held various operational and financial management officer positions with Abbott Laboratories, a public company, and Erbamont, N.V., Field Enterprises, Inc., and American Hospital Supply Corporation, all of which are private companies. Mr. Williams is also a director, Chairman and interim Chief Executive Officer of Adamis Pharmaceuticals Corporation, a public specialty biopharmaceutical company. Mr. Williams received a B.A. degree from DePauw University and an M.B.A. from the Wharton School of Finance.

Class III Directors

Dean J. Mitchell was appointed to our Board of Directors in July 2004. In July 2006, Mr. Mitchell assumed the role of President and Chief Executive Officer of Alpharma Inc., a public global specialty pharmaceutical company, and was also appointed a member of its board of directors. Alpharma Inc. was acquired by King Pharmaceuticals, Inc. in December 2008, and Mr. Mitchell ceased to be a director of Alpharma Inc. on December 29, 2008. Prior to Alpharma Inc., he was President and Chief Executive Officer of Guilford Pharmaceuticals Inc., a public company, from December 2004 until its acquisition by MGI Pharma Inc., a public company, in October 2005 and was a non-executive director of MGI Pharma Inc. until its acquisition by Eisai Co., Ltd. in January 2008. Mr. Mitchell was at Bristol-Myers Squibb, a public company, from 2001 until 2004 in several roles including President, International, President U.S. Primary Care and Vice President, Strategy. He also spent 15 years at Glaxo SmithKline, a public company, and its predecessor companies, most recently as Senior Vice President, Clinical Development and Product Strategy from 1999 to 2001, and prior to that as Vice President and General Manager, Specialty Divisions, Strategic Planning and Business Development, from 1995 to 1999. He received his MBA degree from City University Business School, in London, UK, and his B.Sc. degree in Biology from Coventry University, UK.

Wayne I. Roe has served on our Board of Directors since June 1998, except for the period from November 2002 to December 2002. Mr. Roe was Senior Vice President for United Therapeutics Corporation, a public biotechnology company, from November 1999 to November 2000. From November 1988 to March 1999, Mr. Roe founded and served in various management positions at Covance Health Economics and Outcome Services, a consulting firm for life sciences companies, last serving as Chairman of the board of directors. Mr. Roe has been a general partner in DFJ IoCube Ventures, Inc., a medical device-focused venture capital firm, since 2008. Mr. Roe is also currently a director of Celera Genomics Inc., a private biotechnology company focused on genetic diagnostic testing. Mr. Roe received an M.A. in Political Economy from the State University of New York and an M.A. in Economics from the University of Maryland.

Other Executive Officers

Marvin J. Garrett (58) has served as our Vice President, Regulatory Affairs, Quality & Compliance since June 1999. From May 1994 to June 1999, Mr. Garrett was Vice President, Regulatory Affairs and Clinical Research for Xoma, Ltd., a public biotechnology company. From 1990 to 1994, he was President and General Manager of Coopervision Pharmaceutical, a division of the Cooper Companies, Inc. Prior to joining Coopervision Pharmaceutical, Mr. Garrett was Vice President of Regulatory Affairs, Clinical Research and Quality for Iolab Pharmaceuticals, a Johnson & Johnson Company, and also Director of Regulatory Affairs for Allergan, Inc. Mr. Garrett received a B.S. in Microbiology from California State University, Long Beach.

Timothy R. McNamara, Pharm.D. (53) has served as our Vice President, Clinical Research and Medical Affairs since November 2006, and previously served as Director, Medical Affairs, from November 2004 to November 2006. Dr. McNamara was Director, Medical Affairs at Amgen Inc., a public company, from June 2001 to July 2004. Prior to that, Dr. McNamara was at Bristol-Myers Squibb, a public company, from June 1989 to January 1998, where he last served as Director, Advance Health Care Services in the Department of Medical Affairs, and served as Senior Director of Medical Affairs for Searle, a private company, from February 1998 to May, 2000, and was Chief Executive Officer of PRN Inc., a private contract research organization, from June 2000 to June 2001. Dr. McNamara also held the position of Associate Professor at St. Louis College of Pharmacy and Samford University, and Clinical Pharmacist for the Program on Aging at Jewish Hospital and Washington University, School of Medicine, St Louis. Dr. McNamara received his B.S. in Pharmacy in 1979, and his Pharm.D. in 1981 from University of Missouri, Kansas City.

Kathleen McGinley (59) has served as our Vice President, Human Resources and Corporate Services, since November 2003. From January 2003 to November 2003, Ms. McGinley served as a consultant to us. From May 2000 to January 2003, Ms. McGinley served as Director and Vice President, Human Resources for Littlefeet, Inc., a private company. From December 1999 to May 2000 she served as Director of Human Resources for Combi-Chem/Dupont Pharmaceuticals, a private company, in San Diego, CA. Ms. McGinley received a M.S. from the University of Tennessee, Knoxville.

Kirk McMullin (55) has served as Vice President, Operations since August 2002. From 1995 to 2002, Mr. McMullin was Vice President, Worldwide Manufacturing Support for Allergan, Inc., a public company. Mr. McMullin received a B.A. from Humboldt State University.

Thomas A. Mitro (51) has served as our Vice President, Sales & Marketing since July 2002. From 1980 to 2002, Mr. Mitro held several positions at Allergan, Inc., a public company, including Vice President, Skin Care, Vice President, Business Development and Vice President, e-Business. Mr. Mitro received a B.S. degree from Miami University.

Lauren P. Silvernail (50) has served as our Chief Financial Officer, Chief Accounting Officer and Vice President, Corporate Development since March 2003. From 1995 to March 2003, Mrs. Silvernail served in various operating and corporate development positions for Allergan, Inc., a public company, most recently serving as Vice President, Business Development. From 1989 to 1994, she was a general partner at Glenwood Ventures and served as a director and operating manager for several portfolio companies. Mrs. Silvernail received a M.B.A. from the University of California, Los Angeles.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has a standing Audit Committee comprised of Richard C. Williams (Chairman), Benjamin F. McGraw, III, Pharm.D. and Wayne I. Roe, all of whom meet the definition of “independent” set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules, as well as Section 10A(m) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10A-3 thereunder. The Board of Directors has also designated Mr. Williams and Dr. McGraw as our “audit committee financial experts,” as defined by the rules of the SEC. The Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of more than 10% of our common stock to file reports of ownership and reports of changes in the ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of such reports and amendments thereto received by us during or with respect to its most recent fiscal year and upon written representations regarding all reportable transactions, we did not identify any such required report that was not timely filed.

Code of Ethics

Our Board of Directors adopted our Code of Ethics and Conduct which applies to our principal executive officer and principal financial and accounting officer, as well as to all of our other employees. A copy of the Code of Ethics and Conduct is available on our website free of charge at www.istavision.com. If any substantive amendments are made to the written code of ethics, or if any waiver (including any implicit waiver) is granted from any provision of the Code of Ethics and Conduct for our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our Internet site at www.istavision.com or in a Current Report on Form 8-K.

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

Target Pay and Mix for Compensation Elements

The Compensation Committee reviews both total compensation and each element of compensation when making pay decisions and recommendations to our Board of Directors. Although actual compensation can be above or below targets based on individual and Company performance, retention considerations and executive experience, we generally target the following market percentiles for compensation for our executives:

•	Base salary is targeted at the 50th percentile of the market to ensure that we provide a competitive pay package and provide executives with a level of security for at least a portion of their pay;

•	The annual cash bonus is targeted at the 75th percentile of the market in the event of superior performance to ensure that superior performance is incentivized and rewarded;

•	The annual long-term incentive grant is targeted at the 50th percentile of the market to reflect our emphasis on our long-term growth; and

•	Our perquisites are nominal and our employment and change-in-control agreements are targeted at the median of the market.

In allocating compensation among these elements, we have pursued an overall compensation strategy for executives that emphasizes incentive, not fixed, compensation as illustrated by the following:

•

The base salary of our chief executive officer, or CEO, is only 37% his total 2008 compensation package with the remaining 63% on incentive compensation (based on a 2008 base salary, 2008 annual bonus paid in 2009, and the value of long-term incentives granted in 2008);

•

The base salaries of our other Named Executive Officers (each of whom, in addition to our CEO, are identified in the Summary Compensation Table below), on average, were 52% their total 2008 compensation package with the remaining 48% based on incentive compensation (based on a 2008 base salary, 2008 annual bonus paid in 2009, and the value of long-term incentives granted in 2008); and

•

We have also emphasized long-term compensation over short-term compensation given that we are in our early stages of growth where a long-term focus is critical and given that we attract executives who are generally more motivated by long-term compensation over short-term compensation.

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

Named Executive Officer salaries are considered for adjustment annually as part of our annual review process. The base salary of our CEO is recommended by the Compensation Committee and approved by the Board of Directors. The base salaries of all other Named Executive Officers are approved by the Compensation Committee. The Compensation Committee reviewed the base salaries for the Named Executive Officers for the fiscal year ended December 31, 2007, and determined that they did not achieve our objective to provide base salaries at the 50th percentile of our peer group. As a result, the Compensation Committee approved increases in base salaries of the Named Executive Officers, ranging from 3.8% to 13.2%.

Annual Cash Bonus Plan

In February 2008, the Board of Directors, upon recommendation of the Board’s Compensation Committee, adopted a cash bonus plan, or the Bonus Plan. Under the Bonus Plan, participating executive officers and employees were eligible to earn cash bonus compensation based on 2008 Company and individual performance. The Bonus Plan is designed to reward achievement of predetermined Company and individual goals. No bonus is guaranteed to any executive.

The Compensation Committee was responsible for evaluating the individual performance of the CEO for the 2008 fiscal year and for submitting to the Board of Directors the Compensation Committee’s recommendation regarding the amount of the cash bonus payable to the CEO under the Bonus Plan. The Compensation Committee’s recommendation was based upon our performance in 2008 and such other relevant factors considered in the discretion of the Compensation Committee. The Board of Directors has the final authority to approve the Compensation Committee’s recommendation regarding the amount of the cash bonus payable, if any, to the CEO under the Bonus Plan.

The CEO was responsible for evaluating each participating executive officer’s 2008 performance and for submitting to the Compensation Committee his recommendations regarding the amount of the cash bonus payable to each such executive officer. The CEO’s recommendations were based upon the CEO’s assessment of each executive officer’s individual performance for 2008 and other relevant factors considered in the discretion of the CEO. The Compensation Committee had the final authority to approve the CEO’s recommendations regarding the amount of the cash bonus, if any, payable to each executive officer under the Bonus Plan.

Under the Bonus Plan, executives were eligible to receive all or a portion of a target bonus expressed as a percentage of their respective base salaries. As a result of the Company falling behind comparable companies with respect to bonus target opportunity, the Compensation Committee recommended, and the Board of Directors approved, increasing the CEO’s 2008 target bonus from 60% to 65%, and the Compensation Committee approved the increase of Mrs. Silvernail’s and Mr. Mitro’s 2008 target bonuses from 40% to 50% and 40% to 45%, respectively, and all other Named Executive Officer’s 2008 target bonuses from 35% to 40%.

In 2008, the Bonus Plan was weighted on achievement of specific financial goals that are more appropriate for a commercial pharmaceutical company. For 2008, funding for the Bonus Plan was weighted 60% on achievement of specific financial goals and 40% on achievement of specific milestones.

With respect to our 2008 financial goals (60% of the total bonus opportunity), the Board of Directors, upon recommendation of the Compensation Committee, adopted guidelines to determine tiered funding based on various levels of sales achievement and expense target. Regardless of the guidelines, Bonus Plan funding continues to be at the discretion of the Board of Directors. The portion of the funding of the Bonus Plan that was based on milestones (40% of the total bonus opportunity) involved the filing of a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, FDA approval of a new product, and the filing of one additional NDA. The specific details of these financial goals and milestones are confidential Company information, the disclosure of which could cause us financial harm. The Board of Directors considers these goals and milestones as challenging to achieve and are set to focus executive attention on key accomplishments that will enhance our long-term value.

Once the Board of Directors has established the funding level for the Bonus Plan, individual determinations of bonuses are calculated for the CEO and the other Named Executive Officers based on their achievement of specific goals appropriate to their roles in the Company. The CEO’s goals are identical to our funding goals, so he is measured 60% on financial performance and 40% on our specific milestone goals. Other Named Executive Officer goals are based on financial and department specific goals. As is the case with the financial goals and milestones, the specific details of the financial and department specific goals are confidential Company information, the disclosure of which could cause us financial harm. These financial and department specific goals are challenging to achieve and set to focus executive attention on key accomplishments that will enhance our long-term value.

Under the pre-established funding guidelines for the financial portion of the bonus (60% of the total bonus opportunity) and the milestone portion of the bonus (40% of the opportunity), the funding of the Bonus Plan was at 70% for fiscal 2008.

Bonus achievement by individual ranged from approximately 65% to 70% target for all Named Executive Officers, with the exception of Mr. Mitro, who was awarded a bonus of 85% of target for exceptional results in sales growth, achieving the number one position in market share for all three of our products, and exceeding the financial goals set by us.

Long-Term Incentives

Our 2004 Performance Incentive Plan provides for the grant of stock options, restricted stock awards and performance shares to qualified employees and officers. Equity awards, which may include stock options and restricted stock grants, are provided to executive officers and other employees both as a reward for past individual and corporate performance and as an incentive for future performance. The Compensation Committee believes that stock-based performance compensation arrangements are essential in aligning the interests of management and the stockholders in enhancing the value of us. Long-term incentive rewards are also used to help retain employees through the use of vesting.

In 2008, the Compensation Committee recommended, and our Board of Directors agreed, that the equity compensation target should be reduced from a target of 75% of the market relative to our peer group to a 50% target using the Black Scholes model for valuation.

In 2008, long-term incentive awards were delivered in the form of both stock options and restricted stock awards, with the following weightings:

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

The CEO was granted 36,350 restricted shares and 163,650 stock options in 2008. Other Named Executive Officers received restricted stock grants ranging from 8,000 to 13,200 and option grants ranging from 38,000 to 54,350.

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

Employment and Change in Control Agreements

We have executive employment agreements, or the Executive Employment Agreements, with our CEO and each of the other Named Executive Officers. We have these Executive Employment Agreements to provide a competitive total compensation package for Named Executive Officers and to provide Named Executive Officers with personal financial security in the event that such Named Executive Officers are in the position of making our decisions such as selling us or making an acquisition that may impact the Named Executive Officer’s own position with us. The level of benefit provided under the Executive Employment Agreements was established after a careful review of employment agreements with executives at comparable companies and after quantifying our financial exposure under the Executive Employment Agreements in the event of an executive termination under a variety of circumstances.

Each Executive Employment Agreement provides for an annual base salary and eligibility to receive an annual target bonus and equity awards. Annual adjustments to base salary, determination of bonuses and equity awards are at the discretion of our Board of Directors, with respect to CEO, and the Board’s Compensation Committee, with respect to the other Named Executive Officers.

Each officer’s employment may be terminated at any time with or without cause, or by reason of death or disability, or each officer may voluntarily resign at any time with or without good reason. Each Executive Employment Agreement provides for specific benefits under a variety of termination scenarios. A detailed description and quantification of those potential benefits is described on pages 13 to 19 of this Amendment No. 1 to Form 10-K.

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

The specifics of the responsibilities of the Compensation Committee can be found in the Committee’s charter located on our website at www.istavision.com. The Compensation Committee meets regularly regarding compensation issues and regularly receives input from its independent compensation consultant, Pearl Meyer & Partners, or PM&P.

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

Role of the Compensation Consultant in the Compensation Determination Process

In 2008, the Compensation Committee engaged PM&P as its independent, objective compensation consultant. PM&P reports directly to the Chair of the Compensation Committee and does not provide any services to us other than those requested by Compensation Committee Chair or his designee. PM&P assists the Compensation Committee and management in understanding compensation concepts, management proposals relating to changes in compensation, and changing regulatory requirements. Primary services provided to the Compensation Committee by PM&P in 2008 included:

•

Recommended changes to the peer group of comparable companies in the life sciences field that were of similar size, revenue and amount spent on research and development, to us. Three companies were removed from the list, and four companies were added. Comparable companies used in the 2008 compensation analyses were Auxilium Pharmaceuticals, Hollis Eden Pharmaceuticals, Inspire Pharmaceuticals, Pain Therapeutics, Pozen Inc., Santarus Inc., Depomed, Inc., Durect Corp., Jazz Pharmaceuticals, Replidyne, Inc. and ZILA Inc.;

•	A competitive analysis of compensation for each executive utilizing comparable company compensation data, and size and industry appropriate broad survey data;

•	Assistance with the preparation of our executive compensation disclosures; and

•	General compensation advice.

Specifics of Compensation Determination Process

For 2008, the compensation determination process followed by the Compensation Committee was as follows:

•

On January 16, 2008, the Compensation Committee reviewed guidelines prepared by management at the Committee’s request regarding tiered funding of the financial component of the 2008 Bonus Plan (representing 60% of the total Bonus Pool funding opportunity) based on different levels of financial performance. The Compensation Committee also reviewed proposed milestone goals representing 40% of the total Bonus Plan funding opportunity. After discussion and deliberation, the Compensation Committee recommended that the Board of Directors approve the financial and milestone guidelines for the 2008 Bonus Plan, which were subsequently approved by the Board;

•

Also on January 16, 2008, the Compensation Committee reviewed the compensation of the CEO. In considering the appropriate level of compensation for the CEO, the Compensation Committee reviewed the CEO’s total current compensation, the Company and the CEO’s performance, as well as peer group and survey data compiled by the Compensation Committee’s independent compensation consultant. The Chair of the Compensation Committee proposed a recommended 2008 base salary and 2008 annual equity grant for the CEO based on the factors previously described. After discussion and deliberation, the Compensation Committee agreed with the Compensation Committee Chair’s recommendations and made a recommendation to the Board of Directors on February 8, 2008 to approve the CEO’s 2008 base salary and equity grant;

•	On February 8, 2008, the Board of Directors approved the CEO’s 2008 base salary and long-term incentive grant, as recommended by the Compensation Committee;

•

On February 8, 2008, the Compensation Committee reviewed the compensation of the other Named Executive Officers. In determining the appropriate level of compensation for the Named Executive Officers, the Compensation Committee reviewed each Named Executive Officer’s total current compensation, Company and individual performance, internal equity, the CEO’s recommendations, as well as peer group and survey data compiled by the Committee’s independent compensation consultant. After discussion and deliberation, the Compensation Committee approved the CEO’s recommendations regarding the other Named Executive Officers’ 2008 base salaries and 2008 long-term incentive grants;

•

On January 26, 2009, the Compensation Committee reviewed our performance against the pre-established goals for funding the Bonus Plan and, after discussing and reviewing the guidelines for the financial and milestone portions of the total 2008 Bonus Plan opportunity, the Compensation Committee determined and recommended to the Board of Directors that the 2008 Bonus Plan be funded at 70%. On February 3, 2009, the Board of Directors approved that the 2008 Bonus Plan be funded at 70%, as recommended by the Compensation Committee;

•

On January 26, 2009, the Compensation Committee reviewed and discussed the performance of the CEO in fiscal 2008 against the accomplishment of our goals in 2008, and recommended to the Board of Directors that the CEO receive a bonus of 70% of his target bonus; and

•

On February 3, 2009, the Board of Directors approved the CEO’s bonus at 70% of his target bonus, as recommended by the Compensation Committee. Also on February 3, 2009, the Compensation Committee approved the other Named Executive Officers bonuses, which ranged from 65% to 85% of their target bonuses depending on the achievement of their personal goals.

Impact of Accounting and Tax

Section 162(m) of the United States Internal Revenue Code of 1986, as amended, or the Code may limit our ability to deduct for United States federal income tax purposes compensation in excess of $1,000,000 paid to our CEO and four other highest paid executive officers in any one fiscal year.

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

We have considered the impact of compensation expense associated with issuing stock options, and the potentially high expense associated with one of our stock options was a factor in the decision to change the long-term incentive compensation package from 100% options to 60% options and 40% restricted stock (assuming a 3 to 1 ratio of options to restricted stock).

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during fiscal year 2008 served as an officer, former officer or employee of us or any of our subsidiaries. During fiscal year 2008, no executive officer of us served as a member of the compensation committee of any other entity, one of whose executive officers served as a member of our Board of Directors or Compensation Committee, and no executive officer of us served as a member of the board of directors of any other entity, one of whose executive officers served as a member of our Compensation Committee.

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

Compensation Committee:

Benjamin F. McGraw, III, Pharm.D. (Chairman)

Kathleen D. LaPorte

Dean J. Mitchell

The above Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other of our filings, whether under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before or after the date of this Amendment No. 1 to Form 10-K and irrespective of any general incorporation language in such filing, except to the extent we specifically incorporates this Report by reference therein.

Summary Compensation Table

The following table summarizes aggregate amounts of compensation paid or accrued by us for the year ended December 31, 2008 for services rendered by our chief executive officer, chief financial officer and each of our other three most highly compensated executive officers as of the end of the last fiscal year whose total compensation exceeded $100,000, referred to in this Amendment No. 1 to Form 10-K collectively as the Named Executive Officers.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Stock Awards ($)[1] (e)	Option Awards ($)[1] (f)	Non-Equity Incentive Plan Compensation ($)[2] (g)	All Other Compensation ($)[3] (i)	Total ($) (j)
Vicente Anido, Jr., Ph.D.	2008	$502,320	$106,333	$404,225	$228,556	$5,000	$1,246,434
President & CEO	2007	$447,507	$66,614	$288,426	$244,338	$5,000	$1,051,885
	2006	$426,198	$27,423	$439,174	$204,575	$5,000	$1,102,370
Lauren P. Silvernail	2008	$293,280	$32,942	$131,702	$98,000	$5,000	$560,923
Chief Financial Officer	2007	$259,160	$21,302	$125,426	$92,571	$5,000	$503,459
	2006	$241,500	$8,256	$174,202	$81,144	$5,000	$510,102
Marvin J. Garrett	2008	$296,229	$33,290	$133,990	$78,000	$5,000	$546,509
Vice President, Regulatory Affairs, Quality, and Compliance	2007	$285,384	$22,148	$101,647	$88,297	$5,000	$502,476
	2006	$274,408	$8,994	$56,845	$78,000	$5,000	$423,247
Thomas A. Mitro	2008	$288,206	$34,611	$121,184	$110,000	$5,000	$559,001
Vice President, Sales and Marketing	2007	$274,482	$20,114	$82,282	$110,561	$5,000	$492,439
	2006	$263,925	$5,750	$125,438	$100,000	$5,000	$500,113
Timothy McNamara	2008	$279,085	$25,628	$128,220	$73,000	$5,000	$510,933
Vice President, Clinical Research and Medical Affairs	2007	$249,600	$16,730	$101,062	$77,837	$5,000	$450,229
	2006	$204,983	$4,073	$24,239	$69,120	$5,000	$307,415

1.	Represents the proportionate amount of the total fair value of option and stock awards recognized by us as an expense for financial accounting purposes. The fair values of these awards and the amounts expensed were determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No.123 (revised 2004) Share-Based Payment, or FAS 123R. The awards for which expense is shown in this table include the awards described in the Grants of Plan-Based Awards table of this Amendment No. 1 to Form 10-K, as well as awards granted in previous years for which we continued to recognize expense. The assumptions used to calculate the FAS 123R fair value of option awards are disclosed in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
2.	Reflects the actual payouts for fiscal years 2008, 2007 and 2006, respectively, under the plan-based non-equity incentive plan.
3.	Reflects payments for tax planning.

Grants of Plan-Based Awards in 2008 Fiscal Year

The following table summarizes grants of awards pursuant to plans made to Named Executive Officers during the year ended December 31, 2008.

Name (a)	Grant Date[1] (b)							All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh)[4] (k)	Full Fair Value of Equity Award ($)[5,6]
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards[2,3]			Estimated Future Payouts Under Equity Incentive Plan Awards
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Vicente Anido, Jr., PhD	2/8/2008	$130,603	$326,508	$545,268	—	—	—	36,350		$4.46	$162,085
	2/8/2008								163,650	$4.46	$470,739
Lauren P. Silvernail	2/8/2008	$58,656	$146,640	$244,889	—	—	—	10,500		$4.46	$46,820
	2/8/2008								48,000	$4.46	$138,072
Marvin J. Garrett	2/8/2008	$47,397	$118,492	$197,881	—	—	—	10,000		$4.46	$44,590
	2/8/2008								44,000	$4.46	$126,566
Thomas A. Mitro	2/8/2008	$51,877	$129,693	$216,587	—	—	—	13,200		$4.46	$58,859
	2/8/2008								54,350	$4.46	$156,338
Timothy McNamara	2/8/2008	$44,654	$111,634	$186,429	—	—	—	8,000		$4.46	$35,672
	2/8/2008								38,000	$4.46	$109,307

1.	Reflects the SFAS 123R date of the grant for all stock options and restricted stock granted in 2008.
2.	For Dr. Anido, target reflects 65% of base salary. For Mr. Mitro, target reflects 45% of base salary. For Mrs. Silvernail, target reflects 50% of base salary. For all other executives, target reflects 40% of base salary.
3.	For all executives, the threshold of the plan-based non-equity incentive plan is 40% of target while the maximum is 167% of target.
4.	The exercise price of the option grants listed above corresponds with the closing price of our stock on the date of grant.
5.	For option awards, this value reflects the SFAS Black-Scholes value as of the date of the grant, February 8, 2008. The Black-Scholes value was $2.88 per option (using a volatility of 67.12%, an interest rate of 2.79% and an expected term of 6.57 years).
6.	For restricted stock awards, this value reflects the grant date value. For all awards, the fair market value is $4.46 per share which reflects the fair market value as of the closing price as of grant date.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table summarizes outstanding equity awards held by Named Executive Officers as of December 31, 2008.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options[1] (#) Unexercisable(c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date[1] (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Vicente Anido, Jr., PhD						9,300	$6,696
						15,600	$11,232
						36,350	$26,172
	100,461	—	—	$20.00	12/21/2011
	595,000	—	—	$3.49	12/16/2012
	88,000	—	—	$9.41	02/05/2014
	91,617	3,984	—	$10.27	02/17/2015
	92,225	37,975	—	$6.77	02/16/2016
	42,900	50,700	—	$7.43	02/02/2017
	34,093	129,557	—	$4.46	02/08/2018
Lauren P. Silvernail						2,800	$2,016
						5,250	$3,780
						10,500	$7,560
	165,000	—	—	$5.40	03/10/2013
	28,000	—	—	$9.41	02/05/2014
	19,166	834	—	$10.27	02/17/2015
	28,262	11,638	—	$6.77	02/16/2016
	16,500	19,500	—	$7.43	02/02/2017
	10,000	38,000	—	$4.46	02/08/2018
Marvin J. Garrett						3,050	$2,196
						5,250	$3,780
						10,000	$7,200
	14,815	—	—	$7.56	08/09/2009
	2,222	—	—	$7.56	03/14/2010
	1,700	—	—	$51.25	03/06/2011
	1,800	—	—	$22.50	10/29/2011
	2,000	—	—	$16.10	02/15/2012
	138,000	—	—	$3.49	12/16/2012
	21,000	—	—	$9.41	02/05/2014
	19,166	834	—	$10.27	02/17/2015
	30,741	12,659	—	$6.77	02/16/2016
	16,500	19,500	—	$7.43	02/02/2017
	9,166	34,834	—	$4.46	02/08/2018
Thomas A. Mitro						1,950	$1,404
						6,000	$4,320
						13,200	$9,504
	30,000	—	—	$8.50	06/21/2012
	164,000	—	—	$3.49	12/16/2012
	25,000	—	—	$9.41	02/05/2014
	17,250	750	—	$10.27	02/17/2015
	21,462	8,838	—	$6.77	02/16/2016
	16,041	18,959	—	$7.43	02/02/2017
	11,322	43,028	—	$4.46	02/08/2018

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options[1] (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date[1] (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Timothy McNamara						1,250	$900
						1,000	$720
						4,125	$2,970
						8,000	$5,760
	30,000	—	—	$11.00	11/15/2014
	10,412	4,288	—	$6.77	02/16/2016
	21,666	19,934	—	$6.42	11/17/2016
	11,091	13,109	—	$7.43	02/02/2017
	7,916	30,084	—	$4.46	02/08/2018

1.	Initial stock option grants awarded to new executives vest over a 4-year period, with 25% vesting on the first anniversary of the initial grant and the remaining 75% vesting in 36 monthly installments. All other outstanding stock option grants vest in monthly increments over a 4-year period except for Mr. Garrett’s grant made on October 29, 2001 which vests upon the approval of a drug in development. All stock option grants have a 10-year term.

Option Exercises and Stock Vested in Fiscal Year 2008

The following table sets forth information concerning the exercise of stock options or vesting of restricted stock for each Named Executive Officer in 2008.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized Upon Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Vicente Anido, Jr., PhD	—	$—	9,850	$48,608
Lauren P. Silvernail	—	$—	3,150	$15,607
Marvin J. Garrett	—	$—	3,275	$16,177
Thomas A. Mitro	—	$—	2,975	$14,986
Timothy R. McNamara	—	$—	2,500	$10,361

Termination of Employment and Change-in-Control Agreements

CEO and Named Executive Officers Excluding Mrs. Silvernail

In the event a Named Executive Officer’s (excluding Mrs. Silvernail) employment is terminated by us without cause absent a change in control of us, we will provide the following severance compensation and benefits:

•

A lump sum severance payment in an amount equal to 12 months base salary with respect to the CEO, and 9 months base salary with respect to the other Named Executive Officers (excluding Mrs. Silvernail);

•

Health insurance premiums payable by us for continued health insurance coverage for such officer and all then insured dependents for a period of up to 12 months with respect to the CEO, and up to nine months with respect to the other Named Executive Officers (excluding Mrs. Silvernail). To be eligible for this coverage, such Named Executive Officers (excluding Mrs. Silvernail) must make a timely election to continue such coverage under COBRA and our obligation to pay the monthly health insurance premiums for continued group medical insurance ends when the Named Executive Officer becomes eligible for health insurance with a new employer; and

•	Outplacement services for one year, at our expense not to exceed $25,000, with a nationally recognized service selected by us.

In the event of a change in control of us and if within 24 months following such change in control the Named Executive Officer’s (excluding Mrs. Silvernail) employment is terminated by us without cause, or such Named Executive Officer (excluding Mrs. Silvernail) resigns for good reason within sixty days of the event forming the basis for such good reason termination, then we will provide the Named Executive Officer (excluding Mrs. Silvernail) with severance compensation and benefits consisting of:

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

Lauren P. Silvernail

We have an employment agreement with Lauren P. Silvernail. Mrs. Silvernail’s employment agreement sets forth her compensation arrangements, including her initial annual base salary and initial option grant. Mrs. Silvernail is also entitled to a performance bonus of up to 50% of her annual base salary.

In the event of termination of employment not following a change-in-control other than voluntarily or for cause, Mrs. Silvernail will receive six months of base salary as severance.

Mrs. Silvernail’s change in control agreement with us provides that if Mrs. Silvernail’s employment is terminated as a result of an involuntary termination within 24 months after a change of control, then she will be entitled to:

•	nine months of base salary and healthcare related benefits; and

•	a pro rata portion of her target performance bonus based upon the number of months that she was employed during the year of termination.

All options to purchase our common stock held by Mrs. Silvernail vest in full upon a change of control regardless of whether she is terminated, and all shares of stock subject to a right of repurchase by us (or our successor) that were purchased prior to the change of control shall have such right of repurchase lapse with respect to all of such shares.

The following tables summarize the amounts that would have been payable to each Named Executive Officer assuming the Named Executive Officer terminated on December 31, 2008:

Payments to Vicente Anido, Jr., Ph.D. Assuming a December 31, 2008 Termination

	Cash Severance				Equity		Benefits Continuation [4] / Outplacement Services[6]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[5] Voluntary Termination[5] Death or Disability[5]	—	—	—	—	—	—	—	—	—
Involuntary Without Cause Termination[6]	1	$502,320	—	—	—	—	$41,841	—	$ 544,161
Within 24 Months Following a Change in Control[6] • Involuntary Without Cause Termination or • Dr. Anido’s Resignation for Good Reason	2	$1,004,640	2	$653,016	—	$44,100[3]	$58,682	—	$1,760,438

1.	In the event of termination in context of a change in control, Dr. Anido will be entitled to the greater of (A) two times his target bonus to be earned for the year in which termination occurs or (B) two times the bonus amount paid to him in the prior year. The bonus amount reflects the 2008 target bonus.
2.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $0.72 as of December 31, 2008.
3.	Any unvested and outstanding equity awards held by Dr. Anido shall become 100% vested as of the termination date of his employment.
4.	Health insurance premiums payable by us for continued health insurance coverage for Dr. Anido and all his then currently insured dependents continue for up to 12 months, or 24 months in the context of a change in control, and his then currently insured dependents, provided that Dr. Anido makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Dr. Anido becomes eligible for health insurance with a new employer, and Dr. Anido agrees to promptly notify us in writing of any such event of eligibility.
5.	Dr. Anido will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
6.	Dr. Anido will also receive outplacement services for one year, at our expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by us.

Payments to Lauren P. Silvernail Assuming a December 31, 2008 Termination

	Cash Severance				Equity		Benefits Continuation[3]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[4] Voluntary Termination[4] Death or Disability[4]	—	—	—	—	—	—	—	$68,895	$68,895
Involuntary Without Cause Termination	0.5	$146,640	—	—	—	—	—	$68,895	$215,535
Within 24 Months Following a Change in Control[5] • Involuntary Without Cause Termination or • Mrs. Silvernail’s Resignation for Good Reason	0.75	$219,960	—	$146,640	—	$13,356	$12,631	$68,895	$461,482

1.	In the event of termination in context of a change in control, Mrs. Silvernail will be entitled to a pro rata portion of her performance bonus based upon the number of months that she was employed during the year of termination. The bonus amount reflects the 2008 target bonus.
2.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $0.72 as of December 31, 2008.
3.	In the event of a change in control, health insurance premiums payable by us for continued health insurance coverage for up to nine months for Mrs. Silvernail, provided that she makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mrs. Silvernail becomes eligible for health insurance with a new employer, and Mrs. Silvernail agrees to promptly notify us in writing of any such event of eligibility.
4.	Mrs. Silvernail will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
5.	All options to purchase our common stock held by Mrs. Silvernail vest in full upon a change of control regardless of whether she is terminated, and all shares of stock subject to a right of repurchase by us (or our successor) that were purchased prior to the change of control shall have such right of repurchase lapse with respect to all of such shares.

Payments to Marvin J. Garrett Assuming a December 31, 2008 Termination

	Cash Severance				Equity		Benefits Continuation [4] / Outplacement Services[6]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[5] Voluntary Termination[5] Death or Disability[5]	—	—	—	—	—	—	—	$32,892	$32,892
Involuntary Without Cause Termination[6]	0.75	$222,172	—	—	—	—	$37,631	$32,892	$292,695
Within 24 Months Following a Change in Control[6] • Involuntary Without Cause Termination or • Mr. Garrett’s Resignation for Good Reason	1	$296,229	1	$118,492	—	$13,176[3]	$41,841	$32,892	$502,630

1.	In the event of termination in context of a change in control, Mr. Garrett will be entitled to the greater of (A) one times his target bonus to be earned for the year in which termination occurs or (B) one times the bonus amount paid to him in the prior year. The bonus amount reflects the 2008 target bonus.
2.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $0.72 as of December 31, 2008.
3.	Any unvested and outstanding equity awards held by Mr. Garrett shall become 100% vested as of the termination date of his employment.
4.	Health insurance premiums payable by us for continued health insurance coverage for Mr. Garrett and all then currently insured dependents continue for up to nine months, or 12 months in the context of a change in control, and his then currently insured dependents, provided that Mr. Garrett makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mr. Garrett becomes eligible for health insurance with a new employer, and Mr. Garrett agrees to promptly notify us in writing of any such event of eligibility.
5.	Mr. Garrett will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
6.	Mr. Garrett will also receive outplacement services for one year, at our expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by us.

Payments to Thomas A. Mitro Assuming a December 31, 2008 Termination

	Cash Severance				Equity		Benefits Continuation[4] / Outplacement Services[6]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[5] Voluntary Termination[5] Death or Disability[5]	—	—	—	—	—	—	—	—	—
Involuntary Without Cause Termination[6]	0.75	$216,155	—	—	—	—	$37,631	—	$253,785
Within 24 Months Following a Change in Control[6] • Involuntary Without Cause Termination or • Mr. Mitro’s Resignation for Good Reason	1	$288,206	1	$129,693	—	$15,228[3]	$41,841	—	$474,968

1.	In the event of termination in context of a change in control, Mr. Mitro will be entitled to the greater of (A) one times his target bonus to be earned for the year in which termination occurs or (B) one times the bonus amount paid to him in the prior year. The bonus amount reflects the 2008 target bonus.
2.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $0.72 as of December 31, 2008.
3.	Any unvested and outstanding equity awards held by Mr. Mitro shall become 100% vested as of the termination date of his employment.
4.	Health insurance premiums payable by us for continued health insurance coverage for Mr. Mitro and all then currently insured dependents continue for up to nine months, or 12 months in the context of a change in control, and his then currently insured dependents, provided that Mr. Mitro makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mr. Mitro becomes eligible for health insurance with a new employer, and Mr. Mitro agrees to promptly notify us in writing of any such event of eligibility.
5.	Mr. Mitro will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
6.	Mr. Mitro will receive outplacement services for one year, at our expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by us.

Payments to Timothy McNamara Assuming a December 31, 2008 Termination

	Cash Severance				Equity		Benefits Continuation [4] / Outplacement Services[6]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[5] Voluntary Termination[5] Death or Disability[5]	—	—	—	—	—	—	—	$54,617	$54,617
Involuntary Without Cause Termination[6]	0.75	$209,314	—	—	—	—	$37,631	$54,617	$301,561
Within 24 Months Following a Change in Control[6] • Involuntary Without Cause Termination or • Mr. McNamara’s Resignation for Good Reason	1	$279,085	1	$111,634	—	$10,350[3]	$41,841	$54,617	$497,526

1.	In the event of termination in context of a change in control, Mr. McNamara will be entitled to the greater of (A) one times his target bonus to be earned for the year in which termination occurs or (B) one times the bonus amount paid to him in the prior year. The bonus amount reflects the 2008 target bonus.
2.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $0.72 as of December 31, 2008.
3.	Any unvested and outstanding equity awards held by Mr. McNamara shall become 100% vested as of the termination date of his employment.
4.	Health insurance premiums payable by us for continued health insurance coverage for Mr. McNamara and all then currently insured dependents continue for up to nine months, or 12 months in the context of a change in control, and his then currently insured dependents, provided that Mr. McNamara makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mr. McNamara becomes eligible for health insurance with a new employer, and Mr. McNamara agrees to promptly notify us in writing of any such event of eligibility.
5.	Mr. McNamara will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
6.	Mr. McNamara will also receive outplacement services for one year, at our expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by us.

DIRECTOR COMPENSATION

Our non-employee directors receive the following compensation for the service on Board of Directors and its Committees as follows:

•	An annual retainer of $20,000 for Board of Directors service;

•	$1,500 for each Board meeting attended;

•	$1,000 for each Committee meeting attended;

•	$1,000 for telephonic attendance at any Board or committee meeting;

•	The Chairperson of the Board receives an additional $30,000 annual retainer;

•	The Chairperson of the Audit Committee receives an additional $10,000 annual retainer;

•	The Chairperson of each of the Compensation and Nominating and Governance Committees receives an additional $5,000 annual retainer;

•	Reimbursement for travel and miscellaneous expenses in connection with attendance at Board and committee meetings;

•

Upon initial election or appointment to the Board, an equity grant of options and restricted stock, determined by dividing $193,250 by the closing price of our common stock on the grant date, comprised of 60% options and 40% restricted stock (based on a 3:1 ratio of options to restricted stock);

•

Non-employee directors who, immediately after the annual meeting of stockholders, continue to serve on the Board of Directors and have served on the Board for at least the six (6) months preceding the annual meeting of stockholders receive an annual equity grant of options and restricted stock equal, determined by dividing $127,650 by the closing price of our common stock on the grant date, comprised of 60% options and 40% restricted stock (based on a 3:1 ratio of options to restricted stock);

•

The shares subject to the initial equity grants vest in three equal annual installments while the shares subject to the annual equity grants will be fully vested upon the first anniversary of the date of grant; and

•

During the fiscal year ending December 31, 2008, we granted non-employee directors options to purchase an aggregate of 77,700 shares of common stock each at an exercise price of $0.79 per share and issued an aggregate of 17,262 shares of restricted stock at a purchase price of $0.001 per share under our 2004 Performance Incentive Plan. As a result of the dramatic decline in the price of our common stock, and the potential impact on the number of options available for grant under our 2004 Performance Incentive Plan, the Board of Directors elected to award an equivalent aggregate number of options and shares of restricted stock in the fiscal year ended December 31, 2008 as were awarded in the fiscal year ended December 31, 2007.

The following table summarizes all compensation paid to or earned by directors for fulfilling their duties as directors in 2008.

Director Compensation Paid for the 2008 Fiscal Year

Name (a)	Fees Earned or Paid in Cash ($)[1] (b)	Stock Awards ($) (c)	Option Awards ($)[2] (d)	Total ($) (h)
Peter Barton Hutt	$35,000	$13,360	$37,113	$85,473
Kathleen D. LaPorte	$30,500	$13,360	$37,113	$80,973
Benjamin F. McGraw III, Pharm.D.	$49,000	$13,360	$37,113	$99,473
Dean J. Mitchell	$33,000	$13,360	$37,113	$83,473
Andrew Perlman	$32,000	$13,360	$68,595	$113,955
Wayne I. Roe	$37,500	$13,360	$37,113	$87,973
Richard Williams	$78,500	$13,360	$37,113	$128,973

1.	Reflects cash compensation earned for fiscal year end 2008.
2.

Represents the proportionate amount of the total fair value of option and stock awards recognized by us as an expense in 2008 for financial accounting purposes. The fair values of these awards and the amounts expensed in 2008 were determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No.123 (revised 2004) Share-Based Payment, or FAS 123R. The awards for which expense is shown in this table include the awards made in 2008 as well as awards granted in previous years for which we continued to recognize expense in 2008. The assumptions used to calculate the FAS 123R fair value of option awards are disclosed in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. In 2008, each Director received 2,466 stock awards and 11,100 options. The grant date fair value of 2008 stock awards and option awards computed in accordance with Statement of Financial Accounting Standards No. 123R to each Director was $1,945.67 and $6,647.79, respectively. As of December 31, 2008, each Director had 2,466 restricted shares outstanding. Each Director also had the following number of options outstanding: Peter Barton Hutt, 111,950; Kathleen D. LaPorte, 111,950; Benjamin F. McGraw III, Pharm.D. 118,283; Dean J. Mitchell, 86,700; Andrew J. Perlman, 42,200; Wayne I. Roe, 118,283; and Richard C. Williams, 111,950.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of February 28, 2009, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all of our directors and executive officers as a group.

Name And Address of Beneficial Owner (1)	Amount And Nature of Beneficial Ownership (2)	Approximate Percent Owned (2)
DIRECTORS AND NAMED EXECUTIVE OFFICERS
Vicente Anido, Jr., Ph.D. (3)	1,477,420	4.36%
Marvin J. Garrett (4)	299,237	*
Peter Barton Hutt (5)	105,782	*
Kathleen D. LaPorte (6)	107,282	*
Benjamin F. McGraw III, Pharm.D. (7)	113,615	*
Timothy McNamara (8)	116,533	*
Dean J. Mitchell (9)	80,532	*
Thomas A. Mitro (10)	366,601	1.11%
Andrew J. Perlman (11)	36,032	*
Wayne I. Roe (12)	108,282	*
Lauren P. Silvernail (13)	332,397	1.00%
Richard C. Williams (14)	216,882	*
All executive officers and directors as a group (14 persons) (15)	3,811,424	10.63%
5% STOCKHOLDERS
Credit Suisse (16)	8,553,237	24.83%
James E. Flynn and Deerfield Investment Entities (17)	3,276,998	9.95%
Antecip Capital LLC (18)	2,921,850	8.90%
Versant Capital Management LLC
Herriot Tabuteau
Investor AB (19)	2,658,392	8.10%
Visium Asset Management, LLC (20) Jacob Gottlieb	2,522,239	7.68%
Morgan Stanley (21)	1,682,968	5.13%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each stockholder is c/o ISTA Pharmaceuticals, Inc., 15295 Alton Parkway, Irvine, California 92618.
(2)

This table is based upon information supplied by officers and directors, and with respect to principal stockholders, Schedules 13D and 13G, as well as Forms 4, filed with the SEC. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage ownership is based on 32,835,802 shares of common stock outstanding as of February 28, 2009. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of the February 28, 2009, are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(3)	Includes 1,087,385 shares subject to options exercisable within 60 days after February 28, 2009.
(4)	Includes 269,974 shares subject to options exercisable within 60 days after February 28, 2009.
(5)	Includes 100,850 shares subject to options exercisable within 60 days after February 28, 2009.
(6)	Includes 100,850 shares subject to options exercisable within 60 days after February 28, 2009.
(7)	Includes 107,183 shares subject to options exercisable within 60 days after February 28, 2009.
(8)	Includes 92,458 shares subject to options exercisable within 60 days after February 28, 2009.
(9)	Includes 75,600 shares subject to options exercisable within 60 days after February 28, 2009.
(10)	Includes 298,351 shares subject to options exercisable within 60 days after February 28, 2009.

(11)	Includes 31,100 shares subject to options exercisable within 60 days after February 28, 2009.
(12)	Includes 101,850 shares subject to options exercisable within 60 days after February 28, 2009.
(13)	Includes 280,044 shares subject to options exercisable within 60 days after February 28, 2009.
(14)	Includes 100,850 shares subject to options exercisable within 60 days after February 28, 2009.
(15)	Includes 3,027,189 shares subject to options exercisable within 60 days after February 28, 2009.
(16)

Based in part on (i) a Schedule 13D/A filed with the SEC on July 3, 2007, and (ii) a Form 4 filed with the SEC on October 15, 2007, each filed by Credit Suisse, a Swiss bank, or the Bank, on behalf of its subsidiaries to the extent that they constitute the Investment Banking division, or the Investment Banking division, the Alternative Investments business, or the AI Business, within the Asset Management division, or the Asset Management division, and the U.S. private client services business, or the U.S. PCS Business, within the Private Banking division, or the Private Banking division, with each such person referred to in this Amendment No. 1 to Form 10-K as the Reporting Person. The Reporting Person may be deemed to beneficially own an aggregate of 6,937,852 shares of common stock, consisting of (i) 6,587,036 shares of common stock held directly by Sprout Capital IX, L.P., or Spout IX, (ii) 26,388 shares of common stock held directly by Sprout Entrepreneurs’ Fund, L.P., or Sprout Entrepreneurs, (iii) 324,300 shares of common stock held directly by Sprout IX Plan Investors, L.P., or IX Plan, and (iv) 128 shares of common stock held directly by Credit Suisse Securities (USA) LLC, or CS Sec USA LLC, a Delaware limited liability company and a registered broker-dealer that effects trades in many companies, including us. In addition to the 6,937,852 shares noted above, Sprout IX, Sprout Entrepreneurs and IX Plan also hold warrants, issued on September 26, 2008 and October 30, 2008, to purchase up to an aggregate of 1,535,136 shares, 6,241 shares and 74,008 shares, respectively. The terms of these warrants contain a blocker provision under which the holder thereof cannot exercise such warrants to the extent that such exercise would result in beneficial ownership by the holders, together with its affiliates, of more than 9.98% of the shares of common stock then issued and outstanding. The address of the Bank’s principal business and office is Uetlibergstrasse 231, P.O. Box 900, CH 8070 Zurich, Switzerland and the Reporting Person’s principal business and office in the United States is Eleven Madison Avenue, New York, New York 10010. The Bank owns directly a majority of the voting stock, and all of the non-voting stock, of Credit Suisse Holdings (USA), Inc., or CS Hldgs USA Inc, a Delaware corporation. The address of the principal business and office of CS Hldgs USA Inc is Eleven Madison Avenue, New York, NY 10010, USA. The ultimate parent company of the Bank and CS Hldgs USA Inc, and the direct owner of the remainder of the voting stock of CS Hldgs USA Inc, is Credit Suisse Group, or CSG, a corporation formed under the laws of Switzerland. CS Hldgs USA Inc owns all of the voting stock of Credit Suisse (USA), Inc., or CS USA Inc., a Delaware corporation and holding company. CS USA Inc is the successor company of Credit Suisse First Boston (USA), Inc., or CSFB-USA, and all references hereinafter to CSFB-USA shall be deemed to refer to CS USA Inc. CS USA Inc is the sole member of CS Sec USA LLC. CS Sec USA LLC is the successor company of Credit Suisse First Boston LLC, or CSFB LLC, which is the successor company of Credit Suisse First Boston Corporation, or CSFBC, and all references hereinafter to CSFB LLC and CSFBC shall be deemed to refer to CS Sec USA LLC. The address of the principal business and office of each of CS USA Inc and CS Sec USA LLC is Eleven Madison Avenue, New York, New York 10010. Sprout IX, Sprout Entrepreneurs and IX Plan are Delaware limited partnerships which make investments for long-term appreciation. DLJ Capital Corporation, or DLJCC, a Delaware corporation and a wholly-owned subsidiary of CS USA Inc, acts as a venture capital partnership management company. DLJCC is also the general partner of Sprout Entrepreneurs. DLJCC is also the managing general partner of Sprout IX and, as such, is responsible for its day-to-day management. DLJCC makes all of the investment decisions on behalf of Sprout IX and Sprout Entrepreneurs. DLJ Associates IX, L.P., or Associates IX, a Delaware limited partnership, is a general partner of Sprout IX and in accordance with the terms of the relevant partnership agreement, does not participate in investment decisions made on behalf of Sprout IX. DLJ Capital Associates IX, Inc., or DLJCA IX, a Delaware corporation and wholly-owned subsidiary of DLJCC, is the managing general partner of Associates IX. DLJ LBO Plans Management Corporation II, or DLJLBO II, a Delaware corporation, is the general partner of IX Plan and, as such, is responsible for its day-to-day management. DLJLBO II makes all of the investment decisions on behalf of IX Plan. DLJLBO II is an indirect wholly-owned subsidiary of CS USA Inc. The address of the principal business and office of each of DLJCC, DLJCA IX, Associates IX, Sprout IX, Sprout Entrepreneurs, IX Plan and DLJLBO II is Eleven Madison Avenue, New York, New York 10010. DLJCC, DLJCA IX, Associates IX, Sprout IX, Sprout Entrepreneurs, IX Plan and DLJLBO II are collectively referred to in this Amendment No. 1 to Form 10-K as the CS Entities. With respect to any rights or powers to vote, or to direct the vote of, or to dispose of, or direct the disposition of, the shares of our common stock referenced above, there is shared power to vote, or to direct the vote of, and to dispose of, or to direct the disposition of, such shares of common stock among the Reporting Person, CS Hldgs USA Inc, CS USA Inc, CS Sec USA LLC and the CS Entities.

(17)

Based on information set forth in a Schedule 13G/A filed with the SEC on February 13, 2009 by Deerfield Capital, L.P., Deerfield Partners, L.P., Deerfield Special Situations Fund, L.P., Deerfield Management Company, L.P., Deerfield International Limited, Deerfield Special Situations Fund International Limited, Deerfield Private Design

Fund, L.P., Deerfield Private Design International, L.P., and James E. Flynn. Consists of (i) 659,766 shares of common stock held by Deerfield Partners, L.P., (ii) 300,944 shares of common stock held by Deerfield Special Situations Fund, L.P. (includes 3,019 shares issuable upon exercise of warrants issued on September 26 and October 30, 2008), (iii) 1,547,042 shares of common stock held by Deerfield International Limited, (iv) 603,727 shares of common stock held by Deerfield Special Situations Fund International Limited (includes 5,533 shares issuable upon exercise of warrants issued on September 26 and October 30, 2008), (v) 29,478 shares issuable upon exercise of warrants issued on September 26 and October 30, 2008 held by Deerfield Private Design Fund, L.P., (vi) 47,489 shares issuable upon exercise of warrants issued on September 26 and October 30, 2008 held by Deerfield Private Design International, L.P., and (vii) 80,000 shares held by James E. Flynn. The terms of the September 26 and October 30, 2008 warrants contain a blocker provision under which the holder thereof cannot exercise such warrants to the extent that such exercise would result in the beneficial ownership by the holder, together with its affiliates, of more than 9.98% of the shares of common stock then issued and outstanding. Without regard to the 9.98% blocker provision, the warrants held by Deerfield Special Situations Fund, L.P., Deerfield Special Situations Fund International Limited, Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P. would otherwise be exercisable into an aggregate of 431,746 shares, 791,330 shares, 4,215,947 shares and 6,791,747 shares, respectively. Deerfield Capital, L.P. is the general partner of Deerfield Partners, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund, L.P., and Deerfield Private Design International, L.P. James E. Flynn is the managing member of the general partner of Deerfield Capital, L.P. Deerfield Management Company L.P. is the investment manager of Deerfield International Limited and Deerfield Special Situations Fund International Limited. Mr. Flynn is the managing member of the general partner of Deerfield Management Company, L.P. Mr. Flynn disclaims beneficial ownership in shares held by the various Deerfield entities except to the extent of his pecuniary interest therein. The business address of James E. Flynn, Deerfield Capital, L.P., Deerfield Partners, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Management Company, L.P. is 780 Third Avenue, 37th Floor, New York, NY 10017. The business address of Deerfield International Limited and Deerfield Special Situations International Limited is c/o Hemisphere Management (B.V.I.) Limited, Bison Court, Columbus Centre, P.O. Box 3460, Road Town, Tortola, British Virgin Islands.

(18)

Based on information set forth in a Schedule 13G/A filed with the SEC on March 7, 2008. Comprised of (i) 2,660,000 shares of common stock held by Antecip Capital LLC, and (ii) 261,850 shares of common stock held by Versant Capital Management LLC. Herriot Tabuteau is the managing member of Antecip Capital LLC and Versant Capital Management LLC and so may be deemed to beneficially own such shares of common stock. Mr. Tabuteau disclaims such beneficial ownership. The principal business office of Antecip Capital LLC is 630 5th Avenue, Suite 2074, New York, New York 10111. The principal business office of Versant Capital Management LLC is 45 Rockefeller Plaza, Suite 2074, New York, New York 10111. The principal business office of Mr. Tabuteau is c/o Antecip Capital LLC, 630 5th Avenue, Suite 2074, New York, New York 10111.

(19)

Based on a Form 4 filed with the SEC on June 19, 2007, by Investor AB. Consists of 1,860,874 shares of common stock held by Investor Growth Capital Limited and 797,518 shares of common stock held by Investor Group, L.P., of which Investor AB serves as the ultimate general partner. Investor Growth Capital Limited is a Guernsey company, with its principal place of business at National Westminster House, Le Truchot, St. Peter Port, Guernsey, Channel Islands GYI, 4PW. Investor Growth Capital Limited is ultimately a wholly owned subsidiary of Investor AB, a publicly-held Swedish company with its principal place of business at Arsenalsgatan 8c, S-103 32, Stockholm, Sweden.

(20)

Based on information set forth in a Schedule 13G/A filed with the SEC on February 13, 2009. Consists of 2,522,239 shares of common Stock held by Visium Asset Management, LP. Jacob Gottlieb is the Principal of Visium Asset Management, LP. By virtue of such relationship, Visium Asset Management, LP and Mr. Gottlieb share dispositive and voting control over such securities and, therefore, beneficially own the securities held by the Visium Asset Management, LP. The principal business office of Visium Asset Management, LP is 950 Third Avenue, New York, NY 10022.

(21)

Based on information set forth in a Schedule 13G/A filed with the SEC on February 17, 2009. Consists of 2,366,300 shares of common stock held by Morgan Stanley. The principal business office of Morgan Stanley is 1585 Broadway, New York, NY 10036.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On September 26, 2008, we entered into a facility agreement with certain affiliates of Deerfield, Sprout and Sanderling, pursuant to which they agreed to loan to us up to $65 million, subject to the terms and conditions set forth in the facility agreement. Both prior to and following the closing of the financing, each of Deerfield and Sprout, together with their respective affiliates, were deemed to beneficially own more than 5% of our common stock.

We initially borrowed $40 million under the facility agreement to re-pay all of the outstanding principal and interest under our senior subordinated convertible notes. On October 30, 2008, we borrowed the remaining $25 million of the facility. In connection with the financing, we paid Deerfield Management Company, L.P., a Deerfield affiliate, a one-time transaction fee of $1,625,000.

Amounts drawn under the facility agreement accrue interest at a rate of 6.5% per annum, payable quarterly in cash in arrears beginning on January 1, 2009. We must repay the lenders 33% of any principal amount outstanding under the facility agreement on each of September 26, 2011 and 2012, and 34% of such principal amount outstanding on September 26, 2013. Additionally, any amounts drawn under the facility agreement may become immediately due and payable upon (i) an “event of default,” as defined in the facility agreement, in which case the lenders would have the right to require us to re-pay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the lenders would have the right to require us to re-pay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon.

In connection with the financing, we entered into a security agreement with the lenders, pursuant to which, as security for our repayment obligations under the facility agreement, we granted to the lenders a security interest in certain of our intellectual property, including intellectual property relating to Xibrom, Istalol, Vitrase and each other product marketed by or under license from us, and certain personal property relating thereto.

Also, in connection with the financing, we issued to the lenders, in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, warrants to purchase an aggregate of up to 15,000,000 shares of common stock at an exercise price of $1.41 per share, which is equal to the closing sales price for a share of our common stock on September 25, 2008, the day immediately preceding the closing of the financing.

If we issue or sell shares of common stock (other than certain “excluded shares,” as such term is defined in the facility agreement), we will issue concurrently therewith additional warrants to purchase such number of shares of common stock as will entitle the lenders to maintain the same beneficial ownership in us after such issuance as they had prior to such issuance, as adjusted on a pro rata basis for repayments of the outstanding principal amount under the loan, with such additional warrants being issued at an exercise price equal to the greater of $1.41 per share and the closing price of the common stock on the date immediately prior to such issuance. All warrants issued under the facility agreement expire on September 26, 2014 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of our common stock then issued and outstanding.

Other than as described above, since January 1, 2008, there have been no transactions in which we were or are a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404(a) of Regulation S-K) had or will have a direct or indirect material interest, and there are currently no such proposed transactions.

Review, Approval or Ratification of Transactions with Related Persons

Our policy with regard to related party transactions is that all material transactions are to be reviewed by the Audit Committee for any possible conflicts of interest. A “related party transaction” is defined to include any transaction or series of transactions exceeding $120,000 in which we are a participant and any related person has a material interest. Related persons would include our directors, executive officers (and immediate family members of our directors and executive officers), and persons controlling over five percent of our outstanding common stock. In the event of a potential conflict of interest, the Audit Committee will generally evaluate the transaction in terms of: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated third parties or to employees generally. The Audit Committee will then document its findings and conclusions in written minutes. In the event a transaction relates to a member of our Audit Committee, that member will not participate in the Audit Committee’s deliberations.

The transaction described above between us and certain affiliates of Deerfield and Sprout, was approved by the Audit Committee of the Board consistent with the procedures described immediately above.

Director Independence

Our securities are listed on The NASDAQ Global Market and are governed by its listing standards. Our Board of Directors has determined that the following seven directors satisfy the current “independent director” standards established by The NASDAQ Listing Rules: Peter Barton Hutt, Kathleen D. LaPorte, Benjamin F. McGraw III, Dean J. Mitchell, Andrew J. Perlman, Wayne I. Roe and Richard C. Williams. Peter Barton Hutt, a member of our Board of Directors since November 2002, is a senior counsel in the Washington, D.C. law firm of Covington & Burling. From time to time, attorneys at Covington & Burling, other than Mr. Hutt, provide legal services to us, and the provision of such services was considered by our Board in determining that Mr. Hutt is independent.

The Board of Directors has established three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each member of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, respectively, meets the independence standards set forth in NASDAQ Listing Rule 5605(a)(2).

Item 14.	Principal Accounting Fees and Services

Ernst & Young LLP has audited our financial statements annually since our inception in 1992. The following is a summary of the fees billed to us by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees	$676,100	$608,629
Audit Related Fees	—	—
Tax Fees	148,200	147,180
All Other Fees	—	—

Total Fees	$824,300	$755,809

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

Tax Fees. The aggregate fees for professional services rendered by Ernst & Young LLP for tax compliance, tax planning and tax advice were $148,200 and $147,180 for the fiscal years ended December 31, 2008 and December 31, 2007, respectively. These services include assistance related to state tax incentives.

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

(3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2009.

By:	/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.