Form 10-Q
period 2009-03-31
ISTA PHARMACEUTICALS INC
filed 2009-05-12
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 000-31255

ISTA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0511729
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.)

15295 Alton Parkway, Irvine, California 92618

(Address of principal executive offices)

(949) 788-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2009 was 33,212,234.

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2009	December 31, 2008
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$51,997	$48,316
Short-term investments	—	4,700
Accounts receivable, net of allowances of $103 in 2009 and $134 in 2008	10,501	15,242
Inventory, net of allowances of $534 in 2009 and $612 in 2008	2,590	2,289
Other current assets	1,745	2,150

Total current assets	66,833	72,697
Property and equipment, net	5,676	5,728
Deferred financing costs	3,854	4,028
Deposits and other assets	204	207

Total assets	$76,567	$82,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,756	$5,386
Accrued compensation and related expenses	2,589	3,945
Accrued expenses — clinical trials	667	480
Revolving Credit Facility	13,000	15,000
Current portion of long-term liabilities	223	310
Current portion of obligation under capital lease	121	117
Royalties payable	8,679	5,867
Other accrued expenses	10,012	10,092

Total current liabilities	40,047	41,197
Deferred rent	203	213
Deferred income	2,986	3,055
Obligation under capital leases	155	187
Long-term liabilities	50	50
Facility Agreement	56,079	55,157
Warrant liability	19,918	—

Total liabilities	119,438	99,859

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at March 31, 2009 and December 31, 2008; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2009 and December 31, 2008; 33,212,234 and 33,079,277 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	33	33
Additional paid-in-capital	315,785	326,036
Accumulated other comprehensive loss	—	(25)
Accumulated deficit	(358,689)	(343,243)

Total stockholders’ deficit	(42,871)	(17,199)

Total liabilities and stockholders’ deficit	$76,567	$82,660

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
		(As Adjusted)
Revenue:
Product sales, net	$20,345	$15,454
License revenue	69	69

Total revenue	20,414	15,523
Cost of products sold	5,129	4,189

Gross profit margin	15,285	11,334
Costs and expenses:
Research and development	6,742	9,815
Selling, general and administrative	12,979	13,650

Total costs and expenses	19,721	23,465

Loss from operations	(4,436)	(12,131)
Interest income	—	388
Interest expense	(1,833)	(2,111)
Warrant valuation expense	(13,343)	—

Net loss	$(19,612)	$(13,854)

Net loss per common share, basic and diluted	$(0.59)	$(0.42)

Shares used in computing net loss per common share, basic and diluted	33,165	32,988

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities		(As Adjusted)
Net loss	$(19,612)	$(13,854)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	925	898
Amortization of deferred financing costs	218	103
Amortization of discount on convertible note	—	947
Amortization of discount on Facility Agreement	546	—
Change in value of derivatives related to convertible notes	—	212
Change in value of warrants related to Facility Agreement	13,343	—
Change in value of derivatives related to Facility Agreement	(66)	—
Depreciation and amortization	260	245
Changes in operating assets and liabilities:
Accounts receivable, net	4,741	(1,022)
Inventory, net	(301)	(80)
Other current assets	405	(90)
Accounts payable	(630)	(1,915)
Accrued compensation and related expenses	(1,356)	(1,218)
Accrued expenses — clinical trials and other accrued expenses	2,919	1,129
Other liabilities	(87)	(80)
Deferred rent	(10)	(2)
Deferred income	(69)	(69)

Net cash provided by (used in) operating activities	1,226	(14,796)

Investing Activities
Maturities of marketable securities	4,700	8,704
Purchases of equipment	(208)	(368)
Restricted cash	—	800
Deposits and other assets	3	36

Net cash provided by investing activities	4,495	9,172

Financing Activities
Proceeds from exercise of stock options	—	6
Obligation under capital lease	(28)	(29)
Proceeds from Revolving Credit Facility	13,000	10,000
Repayment on Revolving Credit Facility	(15,000)	(7,500)
Proceeds from issuance of common stock, net of issuance costs	6	48
Financing costs on issuance of convertible notes	(43)	—

Net cash (used in) provided by financing activities	(2,065)	2,525

Effect of exchange rate changes on cash	25	—
Increase (decrease) in Cash and Cash Equivalents	3,681	(3,099)
Cash and cash equivalents at beginning of period	48,316	25,500

Cash and Cash Equivalents At End of Period	$51,997	$22,401

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,019	$837

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of ISTA have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles (GAAP) and, therefore should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the unaudited condensed consolidated statements of financial condition, results of operations, and cash flows for the three month periods ended March 31, 2009 and 2008 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

Consistent with industry practice, the Company periodically offers promotional discounts to its existing customer base. These discounts are calculated as a percentage of the current published list price and the net price which is the difference between the current published list price less the applicable discount that is invoiced to the customer. Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, which are recorded at the time that the Company implements a price increase, the Company generally offers its existing customer base an opportunity to purchase a limited quantity of products at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels and therefore, the Company recognizes the related revenue upon receipt by the customer and includes the sale in estimating its various product-related allowances. In the event the Company determines that these sales represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction to revenue at the time of such sale.

Allowances for estimated rebates and chargebacks and other discounts such as wholesaler fees, were $1.9 million and $2.6 million as of March 31, 2009 and December 31, 2008, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts, chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements and fees charged by certain wholesalers under distribution agreements. The Company estimates its liability for rebates, chargebacks and other discounts such as wholesaler fees at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

Allowances for product returns were $3.8 million and $3.2 million as of March 31, 2009 and December 31, 2008, respectively. These allowances reflect an estimate of the Company’s liability for products that may be returned by the original purchaser in accordance with the Company’s stated return policy, which allows customers to return products within six months of their respective expiration dates and for a period up to twelve months after such products have reached their respective expiration dates. The Company estimates its liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above. The Company’s absolute exposure for product returns has increased as a result of increased sales of its existing products and the Company having additional historical sales data upon which to analyze these allowances. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased.

The exposure to these revenue-reducing items as a percentage of gross product revenue for the three months ended March 31, 2009 and 2008 was 10.9% and 5.7%, respectively, for the allowance for rebates, chargebacks and other discounts, and was 4.9%and 3.9%, respectively, for the allowance for product returns.

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

Inventories

Inventory at March 31, 2009 consisted of $1.3 million of raw materials and $1.8 million of finished goods, net of $534,000 in inventory reserves. Inventory at December 31, 2008 consisted of $1.4 in raw materials and $1.5 million of finished goods, net of $612,000 in inventory reserves.

Inventories relate to (i) Xibrom, a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation and pain following cataract surgery; (ii) Istalol, for the treatment of glaucoma; (iii) Vitrase 200 USP units/ml for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs; and (iv) Vitrase, lyophilized 6,200 USP units multi-purpose vial. Inventories, net of allowances, are stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method.

Inventories are reviewed periodically for slow-moving or obsolete status. The Company adjusts its inventory to reflect situations in which the cost of inventory is not expected to be recovered. The Company would record a reserve to adjust inventory to its net realizable value: (i) if a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment; (ii) when a product is close to expiration and not expected to be sold; (iii) when a product has reached its expiration date; or (iv) when a product is not expected to be saleable. In determining the reserves for these products, the Company considers factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. ISTA has evaluated the current level of inventory considering historical trends and other factors, and based on its evaluation, has recorded adjustments to reflect inventory at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require ISTA to make assessments about the future demand for its products in order to categorize the status of such inventory items as slow-moving, obsolete or in excess-of-need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends, competition and other factors. If the Company over or under estimates the amount of inventory that will not be sold prior to expiration, there may be a material impact on its consolidated financial condition and results of operations.

Fair Value of Financial Instruments

The Company’s financial instruments included cash and cash equivalents, short-term investments, a put option related to certain auction rate securities, accounts receivable, accounts payable, accrued liabilities, current and long-term debt, certain derivatives related to the Company’s debt obligations and common stock warrants issued to lenders. The carrying amount of cash and cash equivalents, short-term investments, the put option, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of the Revolving Credit Facility and the Facility Agreement approximates fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics.

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

The Company’s adoption of SFAS 157 did not have a material impact on its condensed consolidated financial statements. The Company has segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of March 31, 2009, all of the Company’s assets and liabilities are valued using Level 1 inputs except for a derivative and warrants related to its Facility Agreement as discussed below.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2009 Using:			Total Carrying Value at March 31, 2009
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$51,997	$—	$—	$51,997
Derivatives (Facility Agreement)	—	—	(1,411)	(1,411)
Warrants	—	—	(19,918)	(19,918)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Put Option
Beginning balance at December 31, 2008	$3,971	$729
Total gains or losses (realized or unrealized)
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	(3,971)	(729)
Transfers in and/or out of Level 3	—	—

Ending balance at March 31, 2009	$0	$0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivative on Facility Agreement	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Warrants issued with Facility Agreement
Beginning balance at December 31, 2008	$(1,476)	$—
Reclassification and adjustment pursuant to EITF 07-05(1)	—	(6,575)
Total gains or losses (realized or unrealized)
Included in earnings	65	(13,343)
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	—	—
Transfers in and/or of Level 3	—	—

Ending balance at March 31, 2009	$(1,411)	$(19,918)

(1)	Reflects reclassification of warrants and mark to market adjustment of $4.2 million as of January 1, 2009 (see Changes in Accounting Principles).

The Company had an agreement in place with UBS AG that permitted the Company to require UBS to purchase the Company’s auction rate securities at par value plus accrued interest. During January 2009, UBS purchased $4.7 million in auction rate securities from the Company.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, or SFAS No. 130, requires reporting and displaying comprehensive income (loss) and its components which, for ISTA, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the three months ended March 31, 2009 and 2008 was $19.6 million and $13.9 million, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ deficit.

As of March 31, 2009 and December 31, 2008, accumulated foreign currency translation adjustments were zero and ($25,000), respectively.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, which requires measurement and recognition of compensation expense for all share-based awards made to employees and directors. Under SFAS 123R, the fair value of share-based awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

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

At March 31, 2009, there was $5.9 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 3 years.

Restricted Stock Awards

During the three months ended March 31, 2009 the Company granted a total of 135,702 shares of restricted common stock to employees under the Company’s 2004 Performance Incentive Plan, as amended. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of four years.

The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $111,000 and $133,000 for the three months ended March 31, 2009 and March 31, 2008, respectively. As of March 31, 2009, there was approximately $1.1 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share” and SEC SAB No. 98 basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares, such as stock options, warrants and convertible debt, outstanding during the period. Diluted earnings for common stockholders per common share (“diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to the Company’s stock options, warrants and convertible debt, in periods in which the options exercise or conversion price is greater than the average market price of the Company’s common stock during the period.

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

Executive Employment Agreements

The Company has agreements with each of its officers which provide that any unvested stock options and restricted shares then held by such officer will become fully vested and, with respect to stock options, immediately exercisable, in the event of a change in control of the Company and, in certain instances, if within twenty-four months following such change in control such officer’s employment is terminated by the Company without cause or such officer resigns for good reason within sixty days of the event forming the basis for such good reason termination.

Facility Agreement

On September 26, 2008, the Company entered into a facility agreement (the “Facility Agreement”) with certain institutional accredited investors (collectively, the “Lenders”), pursuant to which the Lenders agreed to loan to the Company up to $65 million, subject to the terms and conditions set forth in the Facility Agreement (the “Financing”). At the closing, the Company initially borrowed $40 million under the Facility Agreement and on October 29, 2008 the Company borrowed the remaining $25 million. In connection with the Financing, the Company paid Deerfield Management Company, L.P., an affiliate of the lead Lender, a one-time transaction fee of $1.625 million. Total financing costs, net of amortization expense, as of March 31, 2009 were $3.9 million.

Any amounts drawn under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in cash in arrears beginning on January 1, 2009. The Company is required to repay the Lenders 33% of any principal amount outstanding under the Facility Agreement on each of September 26, 2011 and 2012, and 34% of such principal amount outstanding on September 26, 2013.

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

The value of the derivative associated with the Facility Agreement as of March 31, 2009 is $1.4 million. The embedded derivative related to the Facility Agreement will be marked-to-market through earnings on a quarterly basis.

Warrants

Upon execution of the Facility Agreement, the Company issued to the Lenders warrants to purchase an aggregate of 12.5 million shares of common stock of the Company at an exercise price of $1.41 per share. If the Company issues or sells shares of its common stock (other than certain “excluded shares,” as such term is defined in the Facility Agreement) after September 26, 2008, the Company will issue concurrently therewith additional warrants to purchase such number of shares of common stock as will entitle the Lenders to maintain the same beneficial ownership in the Company after the issuance as they had prior to such issuance, as adjusted on a pro rata basis for repayments of the outstanding principal amount under the loan, with such warrants being issued at an exercise price equal to the greater of $1.41 per share and the closing price of the common stock on the date immediately prior to the issuance. In connection with the additional $25 million borrowing on October 30, 2008, the Company issued additional warrants on October 30, 2008 to purchase 2.5 million shares of common stock at an exercise price of $1.41 per share. The terms of the additional warrants were the same as those for the warrants issued upon the execution of the Facility Agreement.

During 2008, the warrants issued in connection with the Facility Agreement qualified, under EITF 00-19, for classification as equity and their then relative fair market value of $10.7 million on the issuance date was recorded as additional paid in capital and discount on debt to be amortized over the term of the Facility Agreement, or five years. On January 1, 2009, the warrants, under EITF 07-05, were reclassified from equity to liabilities and marked to market. The value of the warrants decreased by $4.2 million from the date of issuance to January 1, 2009. As of January 1, 2009, the cumulative effect of adopting EITF 07-05 was a reduction to additional paid in capital of $10.7 million to reclassify the warrants from equity to a liability and a decrease in accumulated deficit of $4.2 million to reflect the change in the value of the warrants between their issuance date and January 1, 2009. For the three months ended March 31, 2009, the Company recorded an additional $13.3 million in valuation expense to mark the warrants to their market value of $19.9 million. The change in the valuation of the warrants was primarily driven by an increase of almost 150% in the Company’s stock price plus an increase in the related volatility during the first quarter ended March 31, 2009. If the stock price and volatility had remained unchanged from the fourth quarter ended December 31, 2008, the Company would not have recorded a material adjustment to the valuation of its warrants. See Changes in Accounting Principles below.

Commitments and Contingencies

The Company is subject to routine claims and litigation incidental to its business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on the operating results, cash flows or financial position of the Company.

Segment Reporting

The Company currently operates in only one segment.

Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, the Company did not recognize an increase in the liability for unrecognized tax benefits. As of March 31, 2009 and December 31, 2008, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at March 31, 2009 and December 31, 2008 and has not recognized interest and/or penalties in the condensed consolidated statement of operations for the quarter ended March 31, 2009.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1994 and forward are subject to examination by the United States and state tax authorities.

At December 31, 2008, the Company had net deferred tax assets of $46.2 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not performed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards. Until this analysis has been performed the Company has removed the deferred tax assets for net operating losses of $66.6 million and research and development credits of $14.6 million generated through 2008 from its deferred tax asset schedule, and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

At December 31, 2008, the Company had Federal and state income tax net operating loss carry forwards of approximately $178.9 million and $102.7 million, respectively. Federal tax loss carryforwards will continue to expire in 2009 unless previously utilized. California tax loss carry forwards begin to expire in 2012, unless previously utilized. In addition, the Company has Federal and California research and development tax credit carry forwards of $9.1 million and $5.5 million, respectively. The Federal research and development credit carry forwards will begin to expire in 2010 unless previously utilized. The California research and development credit carry forwards carry forward indefinitely. The Company has California manufacturing investment credit carry forwards of $34,000. The California manufacturing investment credit carry forward began to expire in 2008.

Change in Accounting Principles

In June 2008, the FASB ratified EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, or EITF 07-05. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133, are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. EITF 07-05 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase our stock and convertible notes are considered indexed to our stock. The Company adopted EITF 07-05, beginning January 1, 2009, and applied its provisions to outstanding instruments as of that date. The cumulative effect at January 1, 2009 was a reduction to additional paid in capital of $10.7 million to reclassify the warrants from equity to a liability and a decrease in accumulated deficit of $4.2 million to reflect the change in the value of the warrants between their issuance date and January 1, 2009. Under EITF 07-05, the warrants will be carried at fair value and adjusted quarterly.

Effective January 1, 2009, the Company adopted the provisions of FASB Staff Position No. APB 14-1, or FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with FAS 133.

FSP APB 14-1 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. FSP APB 14-1 requires retrospective application and, accordingly, the prior periods’ financial statements included herein have been adjusted.

In accordance with the provisions of FSP APB 14-1, the Company determined that the fair value of the convertible notes at issuance in 2006 was approximately $28.6 million, and designated the residual value of approximately $11.4 million as the equity component. Additionally, the Company allocated approximately $2.0 million of the $2.8 million original convertible notes issuance cost as debt issuance cost and the remaining $0.8 million as equity issuance cost.

Because the convertible notes were extinguished in September 2008, the balances of the liability and equity components were zero for each of the periods March 31, 2009 and December 31, 2008.

The remaining debt discount was amortized to interest expense over the then remaining life of the convertible notes using the effective interest rate. The convertible notes were issued June 22, 2006 and were due June 22, 2011. The Company developed an analysis that showed a varying range of effective interest rates ranging from 10% to 21%. The Company determined that the more conservative effective interest rate of 21% would be appropriate and applied the 21% retrospectively as the effective interest rate on the liability component for the three months ended March 31, 2008.

Interest expense related to the convertible notes was recognized as follows (in thousands):

	For the Three Months Ended
	March 31, 2009	March 31, 2008
		Adjusted
Interest expense – stated coupon rate	$—	$798
Interest expense – amortization of debt discount	—	947

Total interest expense – convertible notes	$—	$1,745

Effect of Change in Accounting Principle to Condensed Consolidated Balance Sheet

The following table summarizes the effect of the change in accounting principle related to the Company’s convertible notes on the condensed consolidated balance sheet as of December 31, 2008 (in thousands):

	December 31, 2008
	As Previously Reported	As Adjusted	Effect of Change
Assets:
Cash and cash equivalents	$48,316	$48,316	$—
Short-term investments	4,700	4,700	—
Accounts receivable, net	15,242	15,242	—
Inventory, net	2,289	2,289	—
Other current assets	2,150	2,150	—

Total current assets	72,697	72,697	—
Property and equipment, net	5,728	5,728	—
Deferred financing costs	4,028	4,028	—
Deposits and other assets	207	207	—

Total Assets	$82,660	$82,660	$—

Liabilities:
Accounts payable	$5,386	$5,386	$—
Accrued compensation and related expenses	3,945	3,945	—
Accrued expenses – clinical trials	480	480	—
Revolving Credit Facility	15,000	15,000	—
Current portion of long-term liabilities	310	310	—
Current portion of obligation under capital leases	117	117	—
Other accrued expenses	15,959	15,959	—

Total current liabilities	41,197	41,197	—
Deferred rent	213	213	—
Deferred income	3,055	3,055	—
Obligation under capital leases	187	187	—
Long-term liabilities	50	50	—
Facility Agreement	55,157	55,157	—

Total liabilities	99,859	99,859	—

Stockholders’ equity:
Common Stock	33	33	—
Additional paid-in capital	316,650	326,036	9,386
Accumulated other comprehensive loss	(25)	(25)	—
Accumulated deficit	(333,857)	(343,243)	(9,386)

Total stockholders’ deficit	(17,199)	(17,199)	—

Total liabilities and stockholders’ deficit	$82,660	$82,660	$—

Effect of Change in Accounting Principle to Condensed Consolidated Statements of Operations

The following table summarizes the effect of change in accounting principle related to the Company’s convertible notes on the condensed consolidated statements of operations for the three months ended March 31, 2008 (in thousands):

	For the three months ended March 31, 2008
	As Previously Reported	As Adjusted	Effect of Change
Total revenue	$15,523	$15,523	$—
Total operating expenses	23,465	23,465	—

Income before other (expense) income and income taxes	(12,131)	(12,131)	—

Other (expense) income
Interest expense	(1,212)	(2,111)	(899)
Interest income	388	388	—

Total other expense	(824)	(1,723)	(899)

Net loss	$(12,955)	$(13,854)	$(899)

Net loss per common share, basic and diluted	$(0.39)	$(0.42)	$(0.03)

Effect of Change in Accounting Principle to Condensed Consolidated Statements of Cash Flows

The following table summarizes the effect of change in accounting principle related to the Company’s convertible notes on the condensed consolidated statements of cash flows for the three months ended March 31, 2008 (in thousands):

	For the three months ended March 31, 2008
	As Previously Reported	As Adjusted	Effect of Change
Operating activities
Net loss	$(12,955)	$(13,854)	$(899)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	898	898	—
Amortization of deferred financing costs	142	103	(39)
Amortization of discount on convertible notes	9	947	938
Change in value of derivative related to convertible notes	212	212	—
Depreciation and amortization	245	245	—
Changes in operating assets and liabilities			—
Accounts receivable, net	(1,022)	(1,022)	—
Inventory, net	(80)	(80)	—
Other current assets	(90)	(90	—
Accounts payable	(1,915)	(1,915)	—
Accrued compensation and related expenses	(1,218)	(1,218)	—
Accrued expenses – clinical trials and other accrued expenses	1,129	1,129	—
Other liabilities	(80)	(80)	—
Deferred rent	(2)	(2)	—
Deferred income	(69)	(69)	—

			—
Net cash used in operating activities	(14,796)	(14,796)	—

Investing activities
Net cash provided by investing activities	9,172	9,172	—
Financing activities
Net cash provided by financing activities	2,525	2,525	—

Decrease in cash and cash equivalents	(3,099)	(3,099)	—
Cash and cash equivalents at beginning of period	25,500	25,500	—

Cash and cash equivalents at end of period	$22,401	$22,401	$—

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and in other sections of this Quarterly Report on Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward- looking statements are reasonable as of the date of this Quarterly Report on Form 10-Q, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q and the audited financial statements and the notes thereto and disclosures made under the captions “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Condensed Consolidated Financial Statements” and “Notes to Condensed Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2008. We obtained the market data and industry information contained in this Quarterly Report on Form 10-Q from internal surveys, estimates, reports and studies, as appropriate, as well as from market research, publicly available information and industry publications. Although we believe our internal surveys, estimates, reports, studies and market research, as well as industry publications, are reliable, we have not independently verified such information, and, as such, we do not make any representation as to its accuracy.

Overview

We are an ophthalmic pharmaceutical company. Our products and product candidates address the $5.1 billion U.S. prescription ophthalmic market and include therapies for inflammation, ocular pain, glaucoma, allergy, dry eye, vitreous hemorrhage, and diabetic retinopathy. In addition, we plan to compete in a $2.3 billion U.S. allergic rhinitis market with our nasal formulation of bepotastine. We currently have three products for sale in the U.S.: Xibrom® (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, Istalol® (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase® (hyaluronidase for injection) for use as a spreading agent. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $358.7 million through March 31, 2009.

Results of Operations

Three Months Ended March 31, 2009 and 2008

Revenue. Net product sales were approximately $20.3 million for the three months ended March 31, 2009, as compared to $15.4 million for the three months ended March 31, 2008. The increase in revenue is primarily the result of increased growth in prescription levels and market share, particularly for Xibrom, our highest gross margin product.

In addition to product revenues for the three months ended March 31, 2009 and 2008, we recorded license revenue of $69,000 in each of the three month periods ended March 31, 2009 and 2008, reflecting the amortization of deferred revenue recorded in December 2001 for the license fee payment made by Otsuka Pharmaceuticals Co., Ltd. in connection with the license of Vitrase in Japan for ophthalmic uses in the posterior region of the eye.

The following table sets forth our net revenue for each of our products for each of the three month periods ended March 31, 2009 and 2008 and the corresponding percentage change.

Net Revenue

$ millions	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008	% Change
Xibrom	$15.7	$11.8	33%
Istalol	3.6	2.7	33%
Vitrase	1.0	0.9	11%
Other	0.1	0.1	0%

Total Net Revenue	$20.4	$15.5	32%

Gross margin and cost of products sold. Gross margin for the three months ended March 31, 2009 was 75% of net revenue, or $15.3 million, as compared to 73% of net revenue, or $11.3 million, for the three months ended March 31, 2008.

Cost of products sold was $5.1 million for the three months ended March 31, 2009, as compared to $4.2 million for the three months ended March 31, 2008. Cost of products sold for the three months ended March 31, 2009 and 2008 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves for short dating of certain lots of products and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales year over year. The increase in gross margin for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is primarily due to higher sales of Xibrom, our highest gross margin product, price increases taken during the quarter and other factors such as changes in our manufacturing costs, wholesaler fees and reserves for returns and rebates, as compared to the same period in 2008.

Research and development expenses. Research and development expenses were $6.7 million for the three months ended March 31, 2009, as compared to $9.8 million for the three months ended March 31, 2008. The decrease in research and development expenses of $3.1 million is due primarily to an overall reduction in outside service costs, offset by higher costs incurred during the first quarter ended March 31, 2008 which included clinical development costs associated with the Bepreve NDA costs and support of the filing and other studies, additional clinical costs for the Xibrom QD once-daily product and additional clinical costs for the ecabet sodium product. Stock compensation costs included in research and development expenses were $0.3 million for the three months ended March 31, 2009, as compared to $0.2 million for the three months ended March 31, 2008.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, and medical affairs costs. In addition, we also record as research and development expenses any up front and milestone payments that have accrued to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. For the three months ended March 31, 2009, approximately 31% of our research and development expenditures were for clinical development costs, 16% were for regulatory costs, 5% were for pharmaceutical development costs, 13% were for manufacturing development costs, 16% were for medical affairs costs, 15% was for a one time milestone payment upon the FDA acceptance of our Bepreve NDA and 4% for stock-based compensation expense.

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for the three months ended March 31, 2009 were $2.1 million as compared to $6.8 million for the three months ended March 31, 2008, or a decrease of $4.7 million. The decrease in clinical costs during the first quarter ended March 31, 2009 as compared to the first quarter ended March 31, 2008 is primarily due to the timing of initiation and completion of clinical trials.

•

Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, were $1.0 million for the three months ended March 31, 2009 as compared to $0.2 million for the three months ended March 31, 2008. The increase of $800,000 was due primarily to a receivable recorded at March 31, 2008 in the amount of $0.9 million representing a partial refund of our NDA filing fee paid in December 2007 for Xibrom QD.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for both the three months ended March 31, 2009 and the three months ended March 31, 2008 were $0.3 million.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for the three months ended March 31, 2009 were $0.9 million as compared to $1.5 million for the three months ended March 31, 2008, or a decrease of $600,000. The decrease is primarily attributable to a reduction in research activities, specifically clinical supply costs.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for the three months ended March 31, 2009 were $1.1 million as compared to $0.8 million for the three months ended March 31, 2008, or an increase of $300,000. The increase is primarily attributable to an increase in continuing medical education costs.

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

Selling, general and administrative expenses. Selling, general and administrative expenses were $13.0 million for the three months ended March 31, 2009, as compared to $13.7 million for the three months ended March 31, 2008. The $0.7 million decrease in selling, general and administrative expenses during the first quarter ended March 31, 2009 as compared to the first quarter ended March 31, 2008 primarily results from lower sales and marketing expenses of approximately $0.7 million. Stock compensation costs included in selling, general and administrative expenses were $0.7 million for both the three months ended March 31, 2009 and the three months ended March 31, 2008.

Stock-based compensation. Compensation for stock options granted to non-employees has been determined in accordance with SFAS 123R, and EITF Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”. The fair value of the equity instrument issued is periodically re-measured as the underlying options vest. Stock option compensation for non-employees is recorded as the related services are rendered and the value of compensation is periodically re-measured as the underlying options vest. These amounts are not significant.

We account for equity awards to employees and non-employee directors under the fair value measurement and recognition method in accordance with SFAS 123R effective January 1, 2006 and under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, for periods prior to January 1, 2006. For the three months ended March 31, 2009 and 2008, we granted stock options to employees to purchase 651,688 shares of common stock (at a weighted average exercise price of $1.11 per share) and 823,477 shares of common stock (at a weighted average exercise price of $4.61 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 135,702 restricted stock awards and 121,205 restricted stock awards for the three months ended March 31, 2009 and 2008, respectively, and included in stock compensation expense was $111,000 and $133,000 for the three months ended March 31, 2009 and 2008, respectively, related to these restricted stock awards.

Interest income. Interest income was zero for the three months ended March 31, 2009, as compared to $0.4 million for the three months ended March 31, 2008. The decrease in interest income was primarily attributable to the reclassification of our short term investments to our fully insured direct deposit account which is a non-interest bearing account.

Interest expense. Interest expense was $1.8 million for the three months ended March 31, 2009, as compared to $2.1 million for the three months ended March 31, 2008. Interest expense incurred included interest on our borrowings under our Revolving Credit Facility, interest payments on our $65.0 million Facility Agreement, amortization of the related deferred financing costs, the amortization of the discount on the Facility Agreement and the change in the value of a derivative associated with the Facility Agreement. Included in our first quarter results for 2008 is the impact of the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP APB 14-1. The adoption of FSP APB 14-1 required retrospective application as if FSB APB 14-1 had been in effect in prior periods. This retrospective application required us to record additional non-cash interest expense of $0.9 million, or $0.03 per share, in our financial results for the first quarter ended March 31, 2008. This additional non-cash interest expense represents the amortization of a debt discount recorded against our principal debt obligation on our balance sheet as required under FSB APB 14-1. Because our convertible debt was repaid in September 2008, there was no impact to our first quarter ended March 31, 2009.

Warrant valuation expense. Included in our first quarter results for 2009 is the impact of the adoption of EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, or EITF 07-05. The adoption of EITF 07-05 required us to analyze the accounting for warrants under our Credit Facility issued in September 2008. During 2008, the warrants were classified as equity under EITF Issue No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’”. With the adoption of EITF 07-05 on January 1, 2009, we were required, due to certain provisions in the Facility Agreement, to reclassify the warrants as a liability and mark the value of the warrants to market at March 31, 2009. As a result, we recorded a non-cash valuation adjustment for an additional $13.3 million, or $0.40 per share, in our financial results for the quarter ended March 31, 2009. The change in the valuation of the warrants was primarily driven by an increase of almost 150% in our stock price plus an increase in related volatility during the first quarter 2009. If the stock price and volatility had remained unchanged from the fourth quarter 2008, we would not have recorded an adjustment to the valuation of our warrants.

Reaffirming 2009 Financial Outlook

•	We continue to expect our full-year 2009 net revenue will be approximately $92 to $97 million. We do not expect a generic to Xibrom in 2009.

•

We continue to expect our full-year 2009 gross margin will be approximately 70% to 73%, subject to quarterly fluctuations based on revenue mix. We expect our gross margin to be lower in the second quarter of 2009, as compared to the first quarter of 2009, due to changes in other manufacturing expenses, wholesaler fees and reserves for returns and rebates.

•	We continue to expect to be approximately operating income breakeven in 2009.

•	Depending upon the progress of our clinical and pre-clinical programs, we continue to expect our research and development expenses for the full year of 2009 will be approximately $20 to $25 million.

•

We continue to expect our net loss for 2009 (excluding any “mark-to-market” valuation adjustments relating to our warrants issued in 2008) will be approximately ($7 to $10) million. We have excluded warrant valuation expense from our net loss guidance because we are not able to predict this expense accurately due to the difficulty of forecasting our future stock price and volatility.

•	We expect to end 2009 with a cash balance of $35 to $45 million, including cash drawn on our Silicon Valley Bank Revolving Credit Facility.

Liquidity and Capital Resources

As of March 31, 2009, we had approximately $52.0 million in cash, including $13 million borrowed under our Revolving Credit Facility with Silicon Valley Bank, and working capital of $26.8 million. Historically, we have financed our operations primarily through sales of our debt and equity securities and cash receipts from product sales. Since March 2000, we have received gross proceeds of approximately $346.7 million from sales of our common stock and the issuance of promissory notes and convertible debt.

Under our Revolving Credit Facility we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash or $5.0 million. As of March 31, 2009, we borrowed $13.0 million from our Revolving Credit Facility and as of April 30, 2009, we had no borrowings outstanding on our Revolving Credit Facility. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of either (i) 0.50% for such periods that our adjusted quick ratio is greater than 1.50:1.00, or (ii) 0.875% for such periods that our adjusted quick ratio is less than or equal to 1.50:1.00. In no event will the interest rate on outstanding borrowings be less than 4.50%, which is payable on a monthly basis. The Revolving Credit Facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; (v) an acceleration event occurred under certain types of other indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Silicon Valley Bank could be accelerated, such that it becomes immediately due and payable. As of March 31, 2009, we were in compliance with all of the covenants under the Revolving Credit Facility. Unless repaid earlier, all amounts owing under the Revolving Credit Facility will become due and payable on December 31, 2009. While we believe we will be able extend our agreement with Silicon Valley Bank upon its maturity or refinance outstanding amounts with another lender, we may not be able to do so due to general economic conditions surrounding the current crisis. If we are unable to renew our Revolving Credit Facility or obtain suitable alternative debt financing, it may adversely affect our ability to execute on our business plan.

In September 2008, we entered into a facility agreement, or the Facility Agreement, with certain institutional accredited investors, which we refer to as the Lenders, to loan us up to $65.0 million. We borrowed the entire $65.0 million available under the Facility Agreement and issued warrants to purchase 15 million shares of common stock at an exercise price of $1.41 per share. Outstanding amounts under the Facility Agreement accrue interest at a fixed rate of 6.5% per annum, payable quarterly in cash in arrears beginning on January 1, 2009. We are required to repay the Lenders 33% of any principal amount outstanding under the Facility Agreement on each of September 26, 2011 and 2012, and 34% of such principal amount outstanding on September 26, 2013. Additionally, any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to re-pay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to re-pay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding has commenced by or against us; and (v) cash and cash equivalents on the last day of each calendar quarter are less than $10,000,000. The Facility Agreement also contains customary covenants regarding operations of our business.

For the three months ended March 31, 2009, we received $1.2 million of cash for operations principally as a result of the net loss of $19.6 million, offset by the net change in operating assets and liabilities of $5.6 million, the recording of $13.3 million in warrant valuation expense, the recording of $0.9 million in stock-based compensation, the recording of $0.3 million in depreciation and amortization, the recording of $0.5 million in debt discount write off and the recording of $0.2 million in amortization of deferred financing costs associated with the Facility Agreement. For the three months ended March 31, 2008, we used $14.8 million of cash for operations principally as a result of the net loss of $13.9 million, the net change in operating assets and liabilities of ($3.1) million, offset by the recording of $0.9 million in stock based compensation, the recording of $0.9 million in discount amortization expense on the convertible notes, the recording of $0.2 million in depreciation and amortization and the recording of $0.2 million for the change in the value of the derivative associated with the subordinated convertible notes.

For the three months ended March 31, 2009, we received $4.5 million of cash from investing activities, primarily due to the maturities of our short-term investment securities. For the three months ended March 31, 2008, we received $9.2 million of cash from investing activities, primarily due to the maturities of our short-term investment securities.

For the three months ended March 31, 2009, we used $2.1 million of cash in financing activities, primarily as a result of net proceeds from our Revolving Credit Facility ($2.0 million). For the three months ended March 31, 2008, we received $2.5 million from financing activities, primarily as a result of net proceeds from our revolving line of credit.

We believe that current cash and cash equivalents, together with amounts available for borrowing under our Revolving Credit Facility and cash receipts generated from product sales, will be sufficient to meet anticipated cash needs for operating and capital expenditures for at least the next 12 months.

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

These factors may cause us to seek to raise additional funds through additional sales of our debt, or equity or other securities. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

We have never been profitable, and we might never become profitable. In this regard, we anticipate that our operating expenses will continue to increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products. As of March 31, 2009, our accumulated deficit was $358.7 million, including a net loss of approximately $19.6 million for the three months ended March 31, 2009 resulting in a stockholders’ deficit of $42.9 million.

In April 2008 we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to Xibrom. As of March 31, 2009, we incurred approximately $1.9 million in legal fees associated with this matter and expect to incur significant expenses in the future. In addition, if the government chooses to engage in civil litigation or initiate a criminal prosecution against us as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such action or pay or incur substantial fines or penalties, either of which could significantly deplete our cash resources.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment policy is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in had market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later increases, the principal amount of our investment will probably decline. Seeking to minimize this risk, historically we maintained our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and auction rate securities. However, due to the recent instability in the financial markets and the defaults of some financial instruments, we liquidated all of our cash equivalents and short term investments during the quarter ended March 31, 2009 and all of our cash is held in non-interest bearing accounts, which is fully insured by the Federal Deposit Insurance Corporation. When our cash is invested in short-term investments, the average duration is usually less than one year. All outstanding amounts under our Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of either (i) 0.50% for such periods that our adjusted quick ratio is greater than 1.50:1.00, or (ii) 0.875% for such periods that our adjusted quick ratio is less than or equal to 1.50:1.00. In no event shall the interest rate on outstanding borrowings be less than 4.50%. Interest is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of March 31, 2009, we had $13.0 million outstanding under our Revolving Credit Facility. The interest rate at March 31, 2009 was 4.5%. We estimate that a 10% change in interest rates on our Revolving Credit Facility would not have had a material effect on our net loss for the three months ended March 31, 2009.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

Item 4	Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report based on their evaluation of these controls and procedures required by paragraph (b) of Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ISTA PHARMACEUTICALS, INC. (Registrant)

Dated: May 12, 2009	/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

Dated: May 12, 2009	/s/ Lauren P. Silvernail
Lauren P. Silvernail
Chief Financial Officer and Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.