Form 10-Q
period 2009-06-30
ISTA PHARMACEUTICALS INC
filed 2009-08-06
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 30, 2009 was 33,219,633.

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	June 30, 2009	December 31, 2008
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$46,867	$48,316
Short-term investments	—	4,700
Accounts receivable, net of allowances of $98 in 2009 and $134 in 2008	11,457	15,242
Inventory, net of allowances of $1,013 in 2009 and $612 in 2008	2,669	2,289
Other current assets	1,327	2,150

Total current assets	62,320	72,697
Property and equipment, net	5,905	5,728
Deferred financing costs, net	3,639	4,028
Deposits and other assets	209	207

Total assets	$72,073	$82,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,375	$5,386
Accrued compensation and related expenses	3,335	3,945
Accrued expenses — clinical trials	844	480
Revolving Credit Facility	13,000	15,000
Current portion of long-term liabilities	141	310
Current portion of obligation under capital lease	141	117
Allowance for product returns	4,167	3,241
Royalties payable	4,662	5,867
Other accrued expenses	5,952	6,851

Total current liabilities	37,617	41,197
Deferred rent	192	213
Deferred income	2,917	3,055
Obligation under capital leases	165	187
Long-term liabilities	50	50
Facility Agreement	55,807	55,157
Warrant liability	53,904	—

Total liabilities	150,652	99,859

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at June 30, 2009 and December 31, 2008; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2009 and December 31, 2008; 33,219,633 and 33,079,277 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	33	33
Additional paid-in capital	316,722	326,036
Accumulated other comprehensive loss	—	(25)
Accumulated deficit	(395,334)	(343,243)

Total stockholders’ deficit	(78,579)	(17,199)

Total liabilities and stockholders’ deficit	$72,073	$82,660

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Revenue:
Product sales, net	$23,884	$17,691	$44,228	$33,145
License revenue	69	70	139	139

Total revenue	23,953	17,761	44,367	33,284
Cost of products sold	6,214	4,766	11,343	8,955

Gross profit margin	17,739	12,995	33,024	24,329
Costs and expenses:
Research and development	6,644	7,472	13,385	17,287
Selling, general and administrative	12,708	13,302	25,687	26,952

Total costs and expenses	19,352	20,774	39,072	44,239

Loss from operations	(1,613)	(7,779)	(6,048)	(19,910)
Other (expense) income:
Interest income	—	163	3	551
Interest expense	(1,843)	(1,913)	(3,744)	(3,810)
Gain (loss) on derivative valuation	774	172	839	(42)
Loss on warrant valuation	(33,964)	—	(47,307)	—

Total other expense, net	(35,033)	(1,578)	(50,209)	(3,301)

Net loss	$(36,646)	$(9,357)	$(56,257)	$(23,211)

Net loss per common share, basic and diluted	$(1.10)	$(0.28)	$(1.70)	$(0.70)

Shares used in computing net loss per common share, basic and diluted	33,212	33,029	33,189	33,008

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
		(As Adjusted)
Operating Activities
Net loss	$(56,257)	$(23,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation costs	1,861	1,957
Amortization of deferred financing costs	433	204
Amortization of discount on convertible notes	—	1,893
Amortization of discount on Facility Agreement	1,070	—
Change in value of derivatives related to convertible notes	—	42
Change in value of warrants related to Facility Agreement	47,307	—
Change in value of derivatives related to Facility Agreement	(839)	—
Depreciation and amortization	524	508
Changes in operating assets and liabilities:
Accounts receivable, net	3,785	1,715
Inventory, net	(380)	(511)
Other current assets	823	229
Accounts payable	(11)	(1,938)
Accrued compensation and related expenses	(610)	(1,080)
Other accrued expenses	(814)	(2,302)
Other liabilities	(169)	(161)
Deferred rent	(21)	(5)
Deferred income	(139)	(139)

Net cash used in operating activities	(3,437)	(22,799)

Investing Activities
Maturities of marketable securities	4,700	13,534
Purchases of equipment	(633)	(923)
Restricted cash	—	1,600
Deposits and other assets	(2)	(14)

Net cash provided by investing activities	4,065	14,197

Financing Activities
Proceeds from exercise of stock options	1	6
Obligations under capital lease	(66)	(63)
Proceeds from Revolving Credit Facility	26,000	20,000
Repayments on Revolving Credit Facility	(28,000)	(17,500)
Proceeds from issuance of common stock	6	48
Financing costs on issuance of Facility Agreement	(43)	(3)

Net cash (used in) provided by financing activities	(2,102)	2,488

Effect of exchange rate changes on cash	25	—
Decrease in Cash and Cash Equivalents	(1,449)	(6,114)
Cash and cash equivalents at beginning of period	48,316	25,500

Cash and Cash Equivalents At End of Period	$46,867	$19,386

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,107	$1,692

Equipment additions under capital leases	$68	$—

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

The Company also has several product candidates in various stages of development. On June 26, 2009, the Company received a unanimous recommendation to approve Bepreve (bepotastine besilate ophthalmic solution) by the Dermatologic and Ophthalmic Drugs Advisory Committee appointed by the U.S. Food and Drug Administration, or FDA. Their vote underscores the Company’s belief that the drug provides a safe and effective treatment for ocular itching associated with allergic conjunctivitis. Although the FDA is not required to follow the Advisory Committee’s guidance, the FDA usually considers the Advisory Committee’s recommendation when evaluating pending applications. The FDA has assigned a Prescription Drug User Fee Action Date of September 12, 2009.

During the second quarter ended June 30, 2009, the Company announced positive results from a proof-of-concept Phase 2 clinical study in subjects with dry eye disease using a new, proprietary, low-dose formulation of bromfenac, the active ingredient in Xibrom. Combined with the previously announced positive Phase 2b results from ecabet sodium, the Company believes it has established two very compelling candidates in its dry eye franchise. Data from both programs are being analyzed and discussions are ongoing with the FDA to determine the Phase 3 clinical study requirements for each product.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows for the three and six month periods ended June 30, 2009 and 2008 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiary, Visionex Pte. Ltd. This subsidiary had no operations and was dissolved in January 2009.

Revenue Recognition

Product revenue. The Company recognizes revenue from product sales, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 48 “Revenue Recognition When Right of Return Exists”, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and the Company is reasonably assured of collecting the resulting receivable. The Company recognizes product revenue net of estimated allowances for discounts, product returns, rebates, chargebacks and wholesaler fees. Such estimates require the most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Actual results may differ significantly from the Company’s estimates. Changes in estimates and assumptions based upon actual results may have a material impact on the Company’s results of operations and/or financial condition.

The Company establishes allowances for estimated rebates, chargebacks, product returns and other discounts based on numerous qualitative and quantitative factors, including:

•	the number of and specific contractual terms of agreements with customers;

•	estimated level of units in the distribution channel;

•	historical rebates, chargebacks and returns of products;

•	direct communication with customers;

•	anticipated introduction of competitive products or generics;

•	anticipated pricing strategy changes by the Company and/or its competitors;

•	analysis of prescription data gathered by a third-party prescription data provider;

•	the impact of changes in state and federal regulations;

•	estimated remaining shelf life of products; and

•	the impact of wholesaler distribution agreements.

In its analyses, the Company utilizes on hand unit data purchased from the major wholesalers, as well as prescription data purchased from a third-party data provider, to develop estimates of historical unit channel pull-through. The Company utilizes an internal analysis to compare historical net product shipments to both estimated historical prescriptions written and historical returns. Based on that analysis, it develops an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback, product return and other discount exposures.

Consistent with industry practice, the Company periodically offers promotional discounts to its existing customer base. These discounts are calculated as a percentage of the current published list price. Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, which are recorded at the time that the Company implements a price increase, the Company generally offers its existing customer base an opportunity to purchase a limited quantity of products at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels and therefore, the Company recognizes the related revenue upon receipt by the customer and includes the sale in estimating its various product-related allowances. In the event the Company determines that these sales represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction to revenue at the time of such sale.

Allowances for estimated rebates, chargebacks and other discounts such as wholesaler fees, were $2.0 million and $2.6 million as of June 30, 2009 and December 31, 2008, respectively, and are included in other accrued expenses. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts, chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements and fees charged by certain wholesalers under distribution agreements. The Company estimates its liability for rebates, chargebacks and other discounts such as wholesaler fees at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

As a percentage of gross product revenue, the allowance for rebates, chargebacks and other discounts was 13.8% and 11.1% for the three months ended June 30, 2009 and 2008, respectively; and was 12.5% and 8.7% for the six months ended June 30, 2009 and 2008, respectively. The increase is due in part to the increase in the number of managed care contracts entered into during 2009.

Allowances for product returns were $4.2 million and $3.2 million as of June 30, 2009 and December 31, 2008, respectively. These allowances reflect an estimate of the Company’s liability for products that may be returned by the original purchaser in accordance with the Company’s stated return policy, which allows customers to return products within six months of their respective expiration dates and for a period up to twelve months after such products have reached their respective expiration dates. The Company estimates its liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above. The Company’s exposure for product returns has increased as a result of increased sales of its existing products.

As a percentage of gross product revenue, the allowance for product returns was 3.2% and 3.4% for the three months ended June 30, 2009 and 2008, respectively; and was 4.0% and 3.6% for the six months ended June 30, 2009 and 2008, respectively.

License revenue. The Company recognizes revenue consistent with the provisions of the Securities and Exchange Commission’s, or SEC, Staff Accounting Bulletin No. 104, “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Amounts received for milestones are recognized upon achievement of the milestone, unless the Company has ongoing performance obligations. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying the Company’s revenue recognition criteria will be recorded as deferred revenue in the accompanying condensed consolidated balance sheets.

Inventory

Inventory at June 30, 2009 consisted of $1.1 million of raw materials and $2.6 million of finished goods, which excludes $1.0 million in inventory reserves. Inventory at December 31, 2008 consisted of $1.4 in raw materials and $1.5 million of finished goods, which excludes $0.6 million in inventory reserves. Inventories, net of allowances, are stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method.

Inventory is reviewed periodically for slow-moving or obsolete status. The Company adjusts its inventory to reflect situations in which the cost of inventory is not expected to be recovered. The Company would record a reserve to adjust inventory to its net realizable value: (i) if a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment; (ii) when a product is close to expiration and not expected to be sold; (iii) when a product has reached its expiration date; or (iv) when a product is not expected to be saleable. In determining the reserves for these products, the Company considers factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. The Company has evaluated the current level of inventory considering historical trends and other factors, and based on its evaluation, has recorded adjustments to reflect inventory at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require the Company to make assessments about the future demand for its products in order to categorize the status of such inventory items as slow-moving, obsolete or in excess-of-need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends, competition and other factors. If the Company over or under estimates the amount of inventory that will not be sold prior to expiration, there may be a material impact on its consolidated financial condition and results of operations.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, current and long-term debt, certain derivatives related to the Company’s debt obligations and common stock warrants issued to lenders. The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of the Company’s Revolving Credit Facility and the Facility Agreement approximates fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics.

Fair Value Measurements

The Company accounts for fair value measurements under SFAS No. 157, “Fair Value Measurements”, or SFAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The Company has segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of June 30, 2009, all of the Company’s assets and liabilities are valued using Level 1 inputs except for a derivative and warrants related to its Facility Agreement as discussed below.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands) (unaudited):

	Fair Value Measurements at June 30, 2009 Using:			Total Carrying Value at June 30, 2009
	Level 1	Level 2	Level 3
Cash and cash equivalents	$46,867	$—	$—	$46,867
Derivatives (Facility Agreement)	—	—	(637)	(637)
Warrants	—	—	(53,904)	(53,904)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Put Option
Beginning balance at December 31, 2008	$3,971	$729
Total gains or losses (realized or unrealized)
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	(3,971)	(729)
Transfers in and/or out of Level 3	—	—

Ending balance at June 30, 2009	$0	$0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivative on Facility Agreement	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Warrants issued with Facility Agreement
Beginning balance at December 31, 2008	$(1,476)	$—
Reclassification and adjustment pursuant to EITF 07-05 (1)	—	(6,597)
Total gains or losses (realized or unrealized)
Included in earnings	839	(47,307)
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	—	—
Transfers in and/or of Level 3	—	—

Ending balance at June 30, 2009	$(637)	$(53,904)

(1)	Reflects reclassification of warrants and mark to market adjustment of $4.2 million as of January 1, 2009 (see Changes in Accounting Principles).

The Company had an agreement in place with UBS AG that permitted the Company to require UBS AG to purchase the Company’s auction rate securities at par value plus accrued interest. In January 2009, UBS AG purchased $4.7 million in auction rate securities from the Company.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, or SFAS No. 130, requires reporting and displaying comprehensive income (loss) and its components which, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the six months ended June 30, 2009 and 2008 was $56.3 million and $23.5 million, respectively. In accordance with SFAS No. 130, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ deficit.

As of June 30, 2009 and December 31, 2008, accumulated foreign currency translation adjustments were zero and ($25,000), respectively.

Stock-Based Compensation

The Company accounts for options under SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors. Under SFAS 123R, the fair value of stock-based awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

Since stock-based compensation under SFAS 123R is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. The Company estimates the expected term based on the contractual term of the awards and employees’ exercise and expected post-vesting termination behavior.

At June 30, 2009, there was $5.3 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.5 years.

Restricted Stock Awards

During the three and six months ended June 30, 2009 the Company granted a total of 9,333 and 145,035 shares of restricted common stock, respectively, to employees under the Company’s 2004 Performance Incentive Plan. Restrictions on these shares will expire and related compensation costs are being amortized as earned over the vesting period of four years.

The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock were $139,000 and $250,000 for the three and six months ended June 30, 2009, respectively, and $156,000 and $289,000 for the three and six months ended June 30, 2008, respectively. As of June 30, 2009, there was approximately $1.0 million of unamortized compensation costs related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, or SFAS No. 128, and SEC Staff Accounting Bulletin, or SAB, No. 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares, such as stock options, warrants and convertible debt, outstanding during the period. Diluted earnings for common stockholders per common share, or diluted EPS, considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to the Company’s stock options, warrants and convertible debt, in periods in which the options exercise or conversion price is greater than the average market price of the Company’s common stock during the period.

Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. The Company has further determined that the 15 million warrants issued in conjunction with its Facility Agreement in September 2008 and October 2008 represented participating securities in accordance with EITF Issue No. 03-6 “Participating Securities and the Two-Class Method Under FASB Statement No. 128.” However, because the Company operates at a net loss, and losses are not allocated to the warrant holders, the two class method does not affect the calculation of earnings per share.

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

Facility Agreement

On September 26, 2008, the Company entered into a facility agreement, or Facility Agreement, with certain institutional accredited investors, collectively known as Lenders, pursuant to which the Lenders agreed to loan to the Company up to $65 million, subject to the terms and conditions set forth in the Facility Agreement. At the closing, the Company initially borrowed $40 million under the Facility Agreement and on October 29, 2008, the Company borrowed the remaining $25 million. In connection with the financing, the Company paid Deerfield Management Company, L.P., an affiliate of the lead Lender, a one-time transaction fee of $1.625 million. Total financing costs, net of accumulated amortization, as of June 30, 2009, were $3.6 million.

Outstanding amounts under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in cash in arrears beginning on January 1, 2009. The Company is required to repay the Lenders 33% of any principal amount outstanding under the Facility Agreement on each of September 26, 2011 and 2012, and 34% of such principal amount outstanding on September 26, 2013.

Additionally, outstanding amounts under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require the Company to re-pay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require the Company to re-pay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) the Company fails to make payment when due; (ii) the Company fails to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by the Company in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) the Company is generally unable to pay its debts as they become due or a bankruptcy or similar proceeding has commenced by or against it; and (v) cash and cash equivalents on the last day of each calendar quarter are less than $10,000,000.

Because the consummation of certain change in control transactions results in a premium of the outstanding principal, the premium feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. Changes in fair value of the derivative are recorded as interest expense and the difference between the face value of the outstanding principal on the Facility Agreement and the amount remaining after the bifurcation was recorded as a discount to be amortized over the term of the Facility Agreement, which is five years.

On June 30, 2009 the Company had total indebtedness under the Facility Agreement of $65 million, which excludes an unamortized discount of $8.6 million and the value of the derivative of $0.6 million. The value of the derivative as of June 30, 2009 is $0.6 million, as compared to $1.4 million as of March 31, 2009. The embedded derivative will be marked-to-market through earnings on a quarterly basis.

Warrants

Upon execution of the Facility Agreement, the Company issued to the Lenders warrants to purchase an aggregate of 12.5 million shares of common stock of the Company at an exercise price of $1.41 per share. In connection with the additional $25 million borrowing on October 30, 2008, the Company issued additional warrants to purchase 2.5 million shares of common stock at an exercise price of $1.41 per share. If the Company issues or sells shares of its common stock (other than certain “excluded shares,” as such term is defined in the Facility Agreement), the Company will issue concurrently therewith additional warrants to purchase such number of shares of common stock as will entitle the Lenders to maintain the same beneficial ownership in the Company after the issuance as they had prior to such issuance, as adjusted on a pro rata basis for repayments of the outstanding principal amount under the loan, with such warrants being issued at an exercise price equal to the greater of $1.41 per share and the closing price of the common stock on the date immediately prior to the issuance.

During 2008, the warrants issued in connection with the Facility Agreement qualified, under EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” or EITF 00-19, for classification as equity and their then relative fair market value of $11.2 million on the issuance date was recorded as additional paid in capital and discount on debt to be amortized over the term of the Facility Agreement, or five years. On January 1, 2009, the warrants, under EITF Issue No. 07-05 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, or EITF 07-05, were reclassified from equity to a liability and marked to market. The value of the warrants decreased by $4.2 million from the date of issuance to January 1, 2009. As of January 1, 2009, the cumulative effect of adopting EITF 07-05 was a reduction to additional paid-in capital of $11.2 million to reclassify the value of warrants from equity to a liability and a decrease in accumulated deficit of $4.2 million to reflect the change in the value of the warrants between their issuance date and January 1, 2009. For the three and six months ended June 30, 2009, the Company recorded $34.0 million and $47.3 million, respectively, in a loss in warrant valuation to mark the warrants to their estimated market value of $53.9 million as of June 30, 2009. The change in the valuation of the warrants was primarily driven by an increase of almost 150% in the Company’s stock price plus an increase in the related volatility during the three months ended June 30, 2009. If the stock price and volatility had remained unchanged from the first quarter of 2009, the Company would not have recorded a material adjustment to the valuation of its warrants. See Changes in Accounting Principles below.

Commitments and Contingencies

The Company is subject to routine claims and litigation incidental to its business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on the operating results, cash flows or financial position of the Company.

Segment Reporting

The Company currently operates in only one segment.

Income Taxes

The Company accounts for income taxes under the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, or FIN 48. As of June 30, 2009 and December 31, 2008, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s condensed consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively, and has not recognized interest and/or penalties in the condensed consolidated statement of operations for the three and six months ended June 30, 2009.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1994 and forward are subject to examination by the United States and state tax authorities.

At December 31, 2008, the Company had net deferred tax assets of $46.2 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not performed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards. Until this analysis has been performed, the Company has removed the deferred tax assets for net operating losses of $66.6 million and research and development credits of $14.6 million generated through 2008 from its deferred tax asset schedule, and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

At December 31, 2008, the Company had Federal and state income tax net operating loss carry forwards of approximately $178.9 million and $102.7 million, respectively. Federal tax loss carry forwards will continue to expire in 2009 unless previously utilized. California tax loss carry forwards begin to expire in 2012, unless previously utilized. In addition, the Company has Federal and California research and development tax credit carry forwards of $9.1 million and $5.5 million, respectively. The Federal research and development credit carry forwards will begin to expire in 2010 unless previously utilized. The California research and development credit carry forwards carry forward indefinitely. The Company has California manufacturing investment credit carry forwards of $34,000. The California manufacturing investment credit carry forward began to expire in 2008.

Change in Accounting Principles

In June 2008, the FASB ratified EITF 07-05. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133, are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. EITF 07-05 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase our stock and convertible notes are considered indexed to our stock. The Company adopted EITF 07-05, beginning January 1, 2009, and applied its provisions to outstanding instruments as of that date. The cumulative effect at January 1, 2009 was a reduction to additional paid-in capital of $11.2 million to reclassify the value of warrants from equity to a liability and a decrease in accumulated deficit of $4.2 million to reflect the change in the value of the warrants between their issuance date and January 1, 2009. Under EITF 07-05, the warrants will be carried at fair value and adjusted quarterly through earnings.

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

Because the convertible notes were extinguished in September 2008, the balances of the liability and equity components were zero for each of the periods ended June 30, 2009 and December 31, 2008, respectively.

The remaining debt discount was amortized to interest expense over the then remaining life of the convertible notes using the effective interest rate. The convertible notes were issued June 22, 2006 and were due June 22, 2011. The Company developed an analysis that showed a varying range of effective interest rates ranging from 10% to 21%. The Company determined that the more conservative effective interest rate of 21% would be appropriate and applied the 21% retrospectively as the effective interest rate on the liability component for the three and six months ended June 30, 2008.

Interest expense related to the convertible notes was recognized as follows (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Interest expense — stated coupon rate	$—	$798	$—	$1,596
Interest expense — amortization of debt discount	—	947	—	1,895

Total interest expense — convertible notes	$—	$1,745	$—	$3,491

Effect of Change in Accounting Principle to Condensed Consolidated Balance Sheet

The following table summarizes the effect of the change in accounting principle related to the Company’s convertible notes on the condensed consolidated balance sheet as of December 31, 2008 (in thousands) (unaudited):

	December 31, 2008
	As Previously Reported	As Adjusted	Effect of Change
Assets:
Cash and cash equivalents	$48,316	$48,316	$—
Short-term investments	4,700	4,700	—
Accounts receivable, net	15,242	15,242	—
Inventory, net	2,289	2,289	—
Other current assets	2,150	2,150	—

Total current assets	72,697	72,697	—
Property and equipment, net	5,728	5,728	—
Deferred financing costs, net	4,028	4,028	—
Deposits and other assets	207	207	—

Total Assets	$82,660	$82,660	$—

Liabilities:
Accounts payable	$5,386	$5,386	$—
Accrued compensation and related expenses	3,945	3,945	—
Accrued expenses – clinical trials	480	480	—
Revolving Credit Facility	15,000	15,000	—
Current portion of long-term liabilities	310	310	—
Current portion of obligation under capital leases	117	117	—
Allowance for product returns	3,241	3,241	—
Royalties payable	5,867	5,867	—
Other accrued expenses	6,851	6,851	—

Total current liabilities	41,197	41,197	—
Deferred rent	213	213	—
Deferred income	3,055	3,055	—
Obligation under capital leases	187	187	—
Long-term liabilities	50	50	—
Facility Agreement	55,157	55,157	—

Total liabilities	99,859	99,859	—

Stockholders’ deficit:
Common stock	33	33	—
Additional paid-in capital	316,650	326,036	9,386
Accumulated other comprehensive loss	(25)	(25)	—
Accumulated deficit	(333,857)	(343,243)	(9,386)

Total stockholders’ deficit	(17,199)	(17,199)	—

Total liabilities and stockholders’ deficit	$82,660	$82,660	$—

Effect of Change in Accounting Principle to Condensed Consolidated Statements of Operations

The following table summarizes the effect of change in accounting principle related to the Company’s convertible notes on the condensed consolidated statements of operations for the three and six months ended June 30, 2008 (in thousands) (unaudited):

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Total revenue	$17,761	$17,761	$—	$33,284	$33,284	$—
Cost of products sold	4,766	4,766	—	8,955	8,955	—
Total costs and expenses	20,774	20,774	—	44,239	44,239	—

Loss from operations	(7,779)	(7,779)	—	(19,910)	(19,910)	—

Other (expense) income:
Interest income	163	163	—	551	551	—
Interest expense	(1,015)	(1,913)	(898)	(2,013)	(3,810)	(1,797)
Gain (loss) on derivative valuation	172	172	—	(42)	(42)	—

Total other expense, net	(680)	(1,578)	(898)	(1,504)	(3,301)	(1,797)

Net loss	$(8,459)	$(9,357)	$(898)	$(21,414)	$(23,211)	(1,797)

Net loss per common share, basic and diluted	$(0.26)	$(0.28)	$(0.02)	$(0.65)	$(0.70)	$(0.05)

Shares used in computing net loss per common share, basic and diluted	33,029	33,029	—	33,008	33,008	—

Effect of Change in Accounting Principle to Condensed Consolidated Statements of Cash Flows

The following table summarizes the effect of change in accounting principle related to the Company’s convertible notes on the condensed consolidated statements of cash flows for the six months ended June 30, 2008 (in thousands) (unaudited):

	Six Months Ended June 30, 2008
	As Previously Reported	As Adjusted	Effect of Change
Operating activities
Net loss	$(21,414)	$(23,211)	$(1,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation costs	1,957	1,957	—
Amortization of deferred financing costs	283	204	(79)
Amortization of discount on convertible notes	17	1,893	1,876
Change in value of derivative related to convertible notes	42	42	—
Depreciation and amortization	508	508	—
Changes in operating assets and liabilities
Accounts receivable, net	1,715	1,715	—
Inventory, net	(511)	(511)	—
Other current assets	229	229	—
Accounts payable	(1,938)	(1,938)	—
Accrued compensation and related expenses	(1,080)	(1,080)	—
Other accrued expenses	(2,302)	(2,302)	—
Other liabilities	(161)	(161)	—
Deferred rent	(5)	(5)	—
Deferred income	(139)	(139)	—

Net cash used in operating activities	(22,799)	(22,799)	—

Investing activities
Net cash provided by investing activities	14,197	14,197	—
Financing activities
Net cash provided by financing activities	2,488	2,488	—

Decrease in cash and cash equivalents	(6,114)	(6,114)
Cash and cash equivalents at beginning of period	25,500	25,500	—

Cash and cash equivalents at end of period	$19,386	$19,386	$—

New Accounting Pronouncements

In April 2009, the FASB issued three new accounting standards which were adopted on April 1, 2009, as follows:

i.) FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, or FSP FAS 157-4, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. The adoption of this standard did not have a significant impact on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

ii.) FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements. The adoption of this standard did not have a significant impact on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

iii.) FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The adoption of this standard did not have a significant impact on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, or SFAS 165. SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, or SFAS 168. SFAS 168 establishes the FASB Standards Accounting Codification, or Codification, as the source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. SFAS 168 is effective for fiscal years, and interim periods within those fiscal years, beginning September 15, 2009. The Company expects to adopt SFAS 168 during the three months ended September 30, 2009 and is currently evaluating the impact that this adoption will have on its consolidated financial statements.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Quarterly Report on Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report on Form 10-Q, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the audited financial statements and the notes thereto and disclosures made under the captions “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “ Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2008. We obtained the market data and industry information contained in this Quarterly Report on Form 10-Q from internal surveys, estimates, reports and studies, as appropriate, as well as from market research, publicly available information and industry publications. Although we believe our internal surveys, estimates, reports, studies and market research, as well as industry publications, are reliable, we have not independently verified such information, and, as such, we do not make any representation as to its accuracy.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. References in this Quarterly Report on Form 10-Q to “ISTA”, “we”, “our”, “us”, or the “Company” refer to ISTA Pharmaceuticals, Inc.

Overview

We are an ophthalmic pharmaceutical company. Our products and product candidates address the $5.1 billion U.S. prescription ophthalmic market and include therapies for inflammation, ocular pain, glaucoma, allergy and dry eye. In addition, we plan to compete in a $2.3 billion U.S. allergic rhinitis market with our nasal formulation of bepotastine. We currently have three products for sale in the U.S.: Xibrom® (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, Istalol® (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase® (hyaluronidase for injection) for use as a spreading agent. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $395.3 million through June 30, 2009.

On June 26, 2009, we received a unanimous recommendation to approve Bepreve (bepotastine besilate ophthalmic solution) by the Dermatologic and Ophthalmic Drugs Advisory Committee appointed by the FDA. Their vote underscores our belief that the drug provides a safe and effective treatment for ocular itching associated with allergic conjunctivitis. Although the FDA is not required to follow the Advisory Committee’s guidance, the FDA usually considers the Advisory Committee’s recommendation when evaluating pending applications. The FDA has assigned a Prescription Drug User Fee Action Date of September 12, 2009.

During the second quarter ended June 30, 2009, we announced positive results from a proof-of-concept Phase 2 clinical study in subjects with dry eye disease using a new, proprietary, low-dose formulation of bromfenac, the active ingredient in Xibrom. Combined with the previously announced positive Phase 2b results from ecabet sodium, we believe we have established two very compelling candidates in our dry eye franchise. Data from both programs are being analyzed and discussions are ongoing with the FDA to determine the Phase 3 clinical study requirements for each product.

Results of Operations

Three Months Ended June 30, 2009 and 2008

Revenue. Net revenue was approximately $24.0 million for the three months ended June 30, 2009, as compared to $17.8 million for the three months ended June 30, 2008. The increase in revenue is primarily the result of increased growth in prescription levels and market share, particularly for Xibrom, our highest gross margin product.

The following table sets forth our net revenue for each of our products for each of the three month periods ended June 30, 2009 and 2008 and the corresponding percentage change.

Net Revenue

($ millions)

	Three Months Ended June 30,
	2009	2008	% Change
Xibrom	$18.1	$13.6	33%
Istalol	4.3	2.8	54%
Vitrase	1.5	1.3	15%
Other	0.1	0.1	0%

Total Net Revenue	$24.0	$17.8	35%

At June 30, 2009, based on available external and internal data, we believe the amount of average wholesaler inventories was reduced by approximately half a month from the first quarter of 2009.

Gross margin and cost of products sold. Gross margin for the three months ended June 30, 2009 was 74% of net revenue, or $17.7 million, as compared to 73% of net revenue, or $13.0 million, for the three months ended June 30, 2008.

Cost of products sold was $6.2 million for the three months ended June 30, 2009, as compared to $4.8 million for the three months ended June 30, 2008. Cost of products sold for the three months ended June 30, 2009 and 2008 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales. The increase in gross margin for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 is primarily the result of increased growth in prescription levels and market share, particularly for Xibrom, our highest gross margin product.

Research and development expenses. Research and development expenses vary due to timing of initiation and completion of clinical trials. Research and development expenses were $6.6 million for the three months ended June 30, 2009, as compared to $7.5 million for the three months ended June 30, 2008. The decrease in research and development expenses for the three months ended June 30, 2009 was primarily the result of a decrease in clinical development costs, which include clinical investigator fees, study monitoring costs, and data management costs. Stock-based compensation costs included in research and development expenses were $0.3 million for the three months ended June 30, 2009, as compared to $0.2 million for the three months ended June 30, 2008.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, and medical affairs costs. In addition, we also record as research and development expenses any up front and milestone payments that have accrued to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. For the three months ended June 30, 2009, approximately 49% of our research and development expenditures were for clinical development costs, 16% were for regulatory costs, 5% were for pharmaceutical development costs, 15% were for manufacturing development costs, 10% were for medical affairs costs, and 5% were for stock-based compensation costs.

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for the three months ended June 30, 2009 were $3.2 million as compared to $3.9 million for the three months ended June 30, 2008, or a decrease of $0.7 million. The decrease in clinical costs is primarily due to the timing of initiation and completion of clinical trials.

•

Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, were $1.1 million for both the three months ended June 30, 2009 and 2008, respectively.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, were $0.3 million for both the three months ended June 30, 2009 and 2008, respectively.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for the three months ended June 30, 2009 were $1.0 million as compared to $1.3 million for the three months ended June 30, 2008, or a decrease of $0.3 million. The decrease is primarily attributable to a reduction in outside consulting expenses.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, were $0.7 million for both the three months ended June 30, 2009 and 2008, respectively.

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

Selling, general and administrative expenses. Selling, general and administrative expenses were $12.7 million for the three months ended June 30, 2009, as compared to $13.3 million for the three months ended June 30, 2008. The $0.6 million decrease in selling, general and administrative expenses primarily results from an overall improvement in expense management and a decrease of $0.2 million in stock-based compensation costs. Stock-based compensation costs included in selling, general and administrative expenses were $0.6 million for the three months ended June 30, 2009, as compared to $0.8 million for the three months period ended June 30, 2008.

Stock-based compensation. Compensation for stock options granted to non-employees has been determined in accordance with SFAS 123R, and EITF Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”. The fair value of the equity instrument issued is periodically re-measured as the underlying options vest. Stock-based compensation costs for non-employees are recorded as the related services are rendered and the value of compensation is periodically re-measured as the underlying options vest. These amounts are not material.

We account for equity awards to employees and non-employee directors under the fair value measurement and recognition method in accordance with SFAS 123R effective January 1, 2006 and under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, for periods prior to January 1, 2006. For the three months ended June 30, 2009 and 2008, we granted stock options to employees to purchase 97,600 shares of common stock (at a weighted average exercise price of $2.90 per share) and 45,400 shares of common stock (at a weighted average exercise price of $2.15 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 9,333 restricted stock awards and 2,000 restricted stock awards for the three months ended June 30, 2009 and 2008, respectively, and included in stock-based compensation costs were $139,000 and $156,000 for the three months ended June 30, 2009 and 2008, respectively, related to restricted stock awards.

Interest income. Interest income was zero for the three months ended June 30, 2009, as compared to $0.2 million for the three months ended June 30, 2008. The decrease in interest income was due to the fact that we held our cash in a non-interest bearing fully insured direct deposit account for the three months ended June 30, 2009.

Interest expense. Interest expense was $1.8 million for the three months ended June 30, 2009, as compared to $1.9 million for the three months ended June 30, 2008. Interest expense included interest on our borrowings under our Revolving Credit Facility, interest on our Facility Agreement, amortization of deferred financing costs, amortization of the discount on the Facility Agreement and the change in the value of a derivative associated with the Facility Agreement. Included in the three months ended June 30, 2008 is the impact of the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP APB 14-1. The adoption of FSP APB 14-1 required retrospective application as if FSB APB 14-1 had been in effect in prior periods. This retrospective application required us to record additional non-cash interest expense of $0.9 million, or $0.02 per share, in our financial results for the three months ended June 30, 2008. This additional non-cash interest expense represents the amortization of a debt discount recorded against our principal debt obligation on our balance sheet as required under FSB APB 14-1. Because our convertible debt was repaid in September 2008, there was no impact to our second quarter ended June 30, 2009.

Loss on warrant valuation. Included in the three months ended June 30, 2009 is the impact of the adoption of EITF 07-05. The adoption of EITF 07-05 required us to analyze the accounting for warrants under our Facility Agreement issued in September 2008. During 2008, the warrants were classified as equity under EITF Issue No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’”. With the adoption of EITF 07-05 on January 1, 2009, we were required, due to certain provisions in the Facility Agreement, to reclassify the warrants as a liability and mark to market the value of the warrants on a quarterly basis. As a result, we recorded a non-cash valuation adjustment for an additional $34.0 million, or $1.02 per share, in our financial results for the three months ended June 30, 2009. The change in the valuation of the warrants was primarily driven by an increase of almost 150% in our stock price plus an increase in related volatility during the three months ended June 30, 2009.

Updating 2009 Financial Outlook

Because of the changing business conditions and our commercial performance, we are adjusting our financial outlook as follows:

•

We are raising our full year 2009 net revenue guidance to approximately $95 to $100 million. We do not expect a generic to Xibrom in 2009. As of June 30, 2009, no Drug Master File for bromfenac had been submitted to the FDA.

•	We are increasing our full year 2009 gross margin guidance to approximately 72% to 74%, subject to quarterly fluctuations based on revenue mix.

•	We continue to expect to be approximately operating income breakeven in 2009.

•

Based upon the progress of our clinical and pre-clinical programs, we are narrowing our guidance related to research and development expenses for the full year of 2009, which now are expected to be approximately $22 to $25 million.

•

We continue to expect our net loss for 2009 (excluding any mark-to-market valuation adjustments relating to our warrants issued in 2008) will be approximately $7 to $10 million. We have excluded warrant valuation from our net loss guidance because we are not able to predict this expense accurately due to the difficulty of forecasting our future stock price and volatility.

•	We expect to end 2009 with a cash balance of $35 to $45 million, including cash drawn on our Silicon Valley Bank Revolving Credit Facility.

The financial outlook provided in this report does not include the financial impact of our potential product launch for Bepreve in the fourth quarter of 2009.

Six Months Ended June 30, 2009 and 2008

Revenue. Net revenue was approximately $44.4 million for the six months ended June 30, 2009, as compared to $33.3 million for the six months ended June 30, 2008. The increase in revenue is primarily the result of increased growth in prescription levels and market share, particularly for Xibrom, our highest gross margin product.

The following table sets forth our net revenue for each of our products for each of the six month periods ended June 30, 2009 and 2008 and the corresponding percentage change.

Net Revenue

($ millions)

	Six Months Ended June 30,
	2009	2008	% Change
Xibrom	$33.8	$25.5	33%
Istalol	7.9	5.5	44%
Vitrase	2.6	2.2	18%
Other	0.1	0.1	0%

Total Net Revenue	$44.4	$33.3	33%

Gross margin and cost of products sold. Gross margin for the six months ended June 30, 2009 was 74% of net revenue, or $33.0 million, as compared to 73% of net revenue, or $24.3 million, for the six months ended June 30, 2008.

Cost of products sold was $11.3 million for the six months ended June 30, 2009, as compared to $9.0 million for the six months ended June 30, 2008. Cost of products sold for the six months ended June 30, 2009 and 2008 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales. The increase in gross margin for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 is primarily the result of increased growth in prescription levels and market share, particularly for Xibrom, our highest gross margin product.

Research and development expenses. Research and development expenses were $13.4 million for the six months ended June 30, 2009, as compared to $17.3 million for the six months ended June 30, 2008. The decrease in research and development expenses for the six months ended June 30, 2009 was primarily the result of a decrease in clinical development costs, which include clinical investigator fees, study monitoring costs, and data management costs. Stock-based compensation costs included in research and development expenses were $0.6 million for the six months ended June 30, 2009, as compared to $0.3 million for the six months ended June 30, 2008.

For the six months ended June 30, 2009, approximately 40% of our research and development expenditures were for clinical development costs, 16% were for regulatory costs, 5% were for pharmaceutical development costs, 15% were for manufacturing development costs, 13% were for medical affairs costs, 7% was for a one time milestone payment upon the FDA acceptance of our Bepreve NDA and 4% were for stock-based compensation costs.

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for the six months ended June 30, 2009 were $5.2 million as compared to $10.8 million for the six months ended June 30, 2008 or a decrease of $5.6 million. The decrease was primarily due to an overall reduction in outside service costs, and higher costs incurred during the six months ended June 30, 2008 which included clinical development costs associated with the Bepreve NDA and support of the filing and other studies, additional clinical costs for the Xibrom QD once-daily product and other study costs.

•

Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, were $2.2 million for the six months ended June 30, 2009 as compared to $1.3 million for the six months ended June 30, 2008. The increase of $0.9 million was due primarily to an overall increase in outside consulting costs offset by reduced costs in the first quarter of 2008 of $1.0 million due to a partial refund of our NDA filing fee paid in December 2007 for Xibrom (bromfenac sodium 0.18%).

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for the six months ended June 30, 2009 were $0.6 million as compared to $0.7 million for the six months ended June 30, 2008 or a decrease of $0.1 million. The decrease is primarily due to an overall decrease in laboratory expenses.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for the six months ended June 30, 2009 were $2.0 million as compared to $2.8 million for the six months ended June 30, 2008 or a decrease of $0.8 million. The decrease is primarily attributable to a decrease in outside consulting expenses and research related costs such as clinical supplies and stability studies.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for the six months ended June 30, 2009 were $1.8 million as compared to $1.4 million for the six months ended June 30, 2008, or an increase of $0.4 million. The increase is primarily attributable to an overall increase in outside consulting, continuing medical education and investigator costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $25.7 million for the six months ended June 30, 2009, as compared to $27.0 million for the six months ended June 30, 2008. The $1.3 million decrease primarily results from an overall improvement in expense management and a decrease of $0.2 million in stock-based compensation costs. Stock-based compensation costs included in selling, general and administrative expenses were $1.3 million for the six months ended June 30, 2009, as compared to $1.5 million for the six months period ended June 30, 2008.

Stock-based compensation. For the six months ended June 30, 2009 and 2008, we granted stock options to employees to purchase 749,288 shares of common stock (at a weighted average exercise price of $1.35 per share) and 868,847 shares of common stock (at a weighted average exercise price of $4.49 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 145,035 and 123,205 restricted stock awards for the six months ended June 30, 2009 and 2008, respectively, and included in stock-based compensation costs were $250,000 and $289,000 for the six months ended June 30, 2009 and 2008, respectively, related to restricted stock awards.

Interest income. Interest income was zero for the six months ended June 30, 2009, as compared to $0.6 million for the six months ended June 30, 2008. The decrease in interest income was due to the fact that we held our cash in a non-interest bearing fully insured direct deposit account for the six months ended June 30, 2009.

Interest expense. Interest expense was $3.7 million for the six months ended June 30, 2009, as compared to $3.8 million for the six months ended June 30, 2008. Interest expense incurred included interest on our borrowings under our Revolving Credit Facility, interest on our Facility Agreement, amortization of deferred financing costs, amortization of the discount on the Facility Agreement and the change in the value of a derivative associated with the Facility Agreement. Included in our six months ended June 30, 2008 is the impact of the adoption of FSP APB 14-1 as discussed above. This retrospective application required us to record additional non-cash interest expense of $1.8 million, or $0.05 per share, in our financial results for the six months ended June 30, 2008. This additional non-cash interest expense represents the amortization of a debt discount recorded against our principal debt obligation on our balance sheet as required under FSB APB 14-1. Because our convertible debt was repaid in September 2008, there was no impact to the six months ended June 30, 2009.

Loss on warrant valuation. Included in the six months ended June 30, 2009 is the impact of the adoption of EITF 07-05 as discussed above. As a result, we recorded a non-cash valuation adjustment for an additional $47.3 million, or $1.43 per share, in our financial results for the six months ended June 30, 2009. The change in the valuation of the warrants was primarily driven by an increase of almost 480% in our stock price plus an increase in related volatility during the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2009, we had approximately $46.9 million in cash, including $13.0 million borrowed under our Revolving Credit Facility with Silicon Valley Bank. Our working capital was $24.7 million. Historically, we have financed our operations primarily through sales of our debt and equity securities and cash receipts from product sales. Since March 2000, we have received gross proceeds of approximately $346.7 million from sales of our common stock and the issuance of promissory notes and convertible debt.

We have a Revolving Credit Facility with Silicon Valley Bank. Under our Revolving Credit Facility we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash or $5.0 million. As of June 30, 2009, we borrowed $13.0 million from our Revolving Credit Facility and as of July 31, 2009, we had no borrowings outstanding on our Revolving Credit Facility. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of either (i) 0.50% for such periods that our adjusted quick ratio is greater than 1.50:1.00, or (ii) 0.875% for such periods that our adjusted quick ratio is less than or equal to 1.50:1.00. In no event will the interest rate on outstanding borrowings be less than 4.50%, which is payable on a monthly basis. The Revolving Credit Facility also includes an unused facility fee, payable quarterly on a calendar basis, in an amount equal to 0.375% of the average unused portion of the Revolving Credit Facility. The Revolving Credit Facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; (v) an acceleration event occurred under certain types of other indebtedness outstanding from time to time. If an event of default occurs, the indebtedness under our Revolving Credit Facility could be accelerated, such that it becomes immediately due and payable. As of June 30, 2009, we were in compliance with all of the covenants under the Revolving Credit Facility. Unless repaid earlier, all amounts owing under the Revolving Credit Facility will become due and payable on December 31, 2009. While we believe we will be able extend our agreement with Silicon Valley Bank upon its maturity or refinance outstanding amounts with another lender, we may not be able to do so due to general economic conditions surrounding the current crisis. If we are unable to renew our Revolving Credit Facility or obtain suitable alternative debt financing, it may adversely affect our ability to execute on our business plan.

In September 2008, we entered into a facility agreement, or the Facility Agreement, with certain institutional accredited investors, which we refer to as the Lenders, to loan us up to $65 million. We borrowed the entire $65 million available under the Facility Agreement and issued warrants to purchase 15 million shares of common stock at an exercise price of $1.41 per share. Outstanding amounts under the Facility Agreement accrue interest at a fixed rate of 6.5% per annum, payable quarterly in cash in arrears. We are required to repay the Lenders 33% of any principal amount outstanding under the Facility Agreement on each of September 26, 2011 and 2012, and 34% of such principal amount outstanding on September 26, 2013. Additionally, any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to re-pay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to re-pay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding has commenced by or against us; and (v) cash and cash equivalents on the last day of each calendar quarter are less than $10,000,000. The Facility Agreement also contains customary covenants regarding operations of our business.

For the six months ended June 30, 2009, we used $3.4 million of cash for operations principally as a result of our net loss of $56.3 million after non-cash charges of $50.4 million, offset by the net change in operating assets and liabilities of $2.5 million. Non-cash charges primarily include $47.3 million in loss on warrant valuation, $1.9 million in stock-based compensation costs, $1.1 million in amortization of discount on the Facility Agreement, $0.5 million in depreciation and amortization and $0.4 million in amortization of deferred financing costs, offset by non-cash credit of $0.8 million for the change in value of the derivative associated with the Facility Agreement.

For the six months ended June 30, 2008, we used $22.8 million of cash for operations principally as a result of the net loss of $23.2 million after non-cash charges of $4.6 million and the net change in operating assets and liabilities of ($ 4.2 million). Non-cash charges primarily include $2.0 million in stock-based compensation costs, $1.9 million in amortization of discount on the convertible notes, $0.5 million in depreciation and amortization and $0.2 million in amortization of deferred financing costs.

For the six months ended June 30, 2009, we received $4.1 million of cash from investing activities, primarily due to the maturities of our short-term investment securities. For the six months ended June 30, 2008, we received $14.2 million of cash from investing activities, primarily due to the maturities of our short-term investment securities.

For the six months ended June 30, 2009, we used $2.1 million of cash in financing activities, primarily as a result of net repayments on our Revolving Credit Facility ($2.0 million). For the six months ended June 30, 2008, we received $2.5 million from financing activities, primarily as a result of net proceeds from our Revolving Credit Facility ($2.5 million).

We believe that current cash and cash equivalents, together with amounts available for borrowing under our Revolving Credit Facility and cash receipts generated from product sales, will be sufficient to meet anticipated cash needs for operating and capital expenditures for at least the next 12 months.

However, our actual future capital requirements will depend on many factors, including the following:

•	the success of the commercialization of our products;

•	sales and marketing activities, and expansion of our commercial infrastructure, related to our approved products and product candidates;

•	the results of our clinical trials and requirements to conduct additional clinical trials;

•	the introduction of generic products;

•	the rate of progress of our research and development programs;

•	the time and expense necessary to obtain regulatory approvals;

•	activities and payments in connection with potential acquisitions of companies, products or technology;

•	the results of inquiries from the subpoenas received in April 2008 from the United States District Attorney’s office;

•	competitive, technological, market and other developments; and

•	our ability to establish and maintain collaborative relationships.

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

We have never been profitable, and while we are planning to become profitable, we might never become profitable. In this regard, we anticipate that our operating expenses will continue to increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products. As of June 30, 2009, our accumulated deficit was $395.3 million, including a net loss of approximately $56.3 million for the six months ended June 30, 2009 resulting in a stockholders’ deficit of $78.6 million.

In April 2008 we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to Xibrom. As of June 30, 2009, we have incurred since receipt of the subpoenas approximately $2.0 million in legal fees, included in our statements of operations, associated with this matter and expect to incur significant expenses in the future. In addition, if the government chooses to engage in civil litigation or initiate a criminal prosecution against us as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such action or pay or incur substantial fines or penalties, either of which could significantly deplete our cash resources. As of June 30, 2009 such legal costs are neither reasonably estimable nor probable.

During the three months ended June 30, 2009, the Department of Defense’s, or DoD’s, TRICARE Retail Pharmacy program pursuant to a final regulation became effective on May 26, 2009. This regulation would require manufacturers to pay rebates to DoD on products distributed to TRICARE beneficiaries through retail pharmacies retroactive to January 28, 2008. The regulation implements section 703 of the National Defense Authorization Act of 2008. The regulation requires that pharmaceuticals paid for by the DoD through the TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price program, which would require manufacturers to provide DoD with a refund on pharmaceuticals utilized through the TRICARE Retail Pharmacy program. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009. In addition, the regulation is currently the subject of litigation, and it is our belief that the retroactive application of the regulation is contrary to established case law. We have determined that payment of the retroactive rebate created by the regulation is neither reasonably estimable nor probable as of June 30, 2009.

New Accounting Pronouncements

In April 2009, the FASB issued three new accounting standards which were adopted on April 1, 2009 as follows:

i.)    FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, or FSP FAS 157-4, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. The adoption of this standard did not have a significant impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

ii.)    FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements. The adoption of this standard did not have a significant impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

iii.)    FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The adoption of this standard did not have a significant impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, or SFAS 165. SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009. We adopted SFAS 165 during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS 165 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, or SFAS 168. SFAS 168 establishes the FASB Standards Accounting Codification, or Codification, as the source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. SFAS 168 is effective for fiscal years, and interim periods within those fiscal years, beginning September 15, 2009. We expect to adopt SFAS 168 during the three months ended September 30, 2009 and are currently evaluating the impact that this adoption will have on our consolidated financial statements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment policy is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in had market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later increases, the principal amount of our investment will probably decline. Seeking to minimize this risk, historically we maintained our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and auction rate securities. However, due to the recent instability in the financial markets and the defaults of some financial instruments, we liquidated all of our cash equivalents and short term investments during the quarter ended March 31, 2009 and all of our cash is held in non-interest bearing accounts, which is fully insured by the Federal Deposit Insurance Corporation. When our cash is invested in short-term investments, the average duration is usually less than one year. All outstanding amounts under our Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of either (i) 0.50% for such periods that our adjusted quick ratio is greater than 1.50:1.00, or (ii) 0.875% for such periods that our adjusted quick ratio is less than or equal to 1.50:1.00. In no event shall the interest rate on outstanding borrowings be less than 4.50%. Interest is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of June 30, 2009, we had $13.0 million outstanding under our Revolving Credit Facility. The interest rate at June 30, 2009 was 4.5%. We estimate that a 10% change in interest rates on our Revolving Credit Facility would not have had a material effect on our net loss for the six months ended June 30, 2009.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

Item 4	Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report. The Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation of these controls and procedures required by paragraph (b) of Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ISTA PHARMACEUTICALS, INC. (Registrant)

Dated: August 6, 2009	/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D. President and Chief Executive Officer

Dated: August 6, 2009	/s/ Lauren P. Silvernail
Lauren P. Silvernail Chief Financial Officer and Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.