Form 10-Q
period 2009-09-30
ISTA PHARMACEUTICALS INC
filed 2009-11-05
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 30, 2009 was 33,280,401.

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	September 30, 2009	December 31, 2008
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$55,037	$48,316
Short-term investments	—	4,700
Accounts receivable, net of allowances of $110 in 2009 and $134 in 2008	12,658	15,242
Inventory, net of allowances of $821 in 2009 and $612 in 2008	4,522	2,289
Other current assets	3,423	2,150

Total current assets	75,640	72,697
Property and equipment, net	5,893	5,728
Deferred financing costs, net	3,225	4,028
Deposits and other assets	212	207

Total assets	$84,970	$82,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,037	$5,386
Accrued compensation and related expenses	4,773	3,945
Accrued expenses — clinical trials	319	480
Revolving Credit Facility	13,000	15,000
Current portion of long-term liabilities	73	310
Current portion of obligations under capital leases	143	117
Allowance for rebates and chargebacks	3,335	1,378
Allowance for product returns	4,567	3,241
Royalties payable	10,556	5,867
Other accrued expenses	7,193	5,473

Total current liabilities	48,996	41,197
Deferred rent	181	213
Deferred revenue	—	3,055
Obligations under capital leases	128	187
Long-term liabilities	30	50
Facility Agreement	56,745	55,157
Warrant liability	57,300	—

Total liabilities	163,380	99,859

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at September 30, 2009 and December 31, 2008; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,910,108 and 33,079,277 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	33	33
Additional paid-in capital	318,250	326,036
Accumulated other comprehensive loss	—	(25)
Accumulated deficit	(396,693)	(343,243)

Total stockholders’ deficit	(78,410)	(17,199)

Total liabilities and stockholders’ deficit	$84,970	$82,660

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Revenue:
Product sales, net	$29,080	$21,604	$73,309	$54,749
License revenue	2,917	69	3,055	208

Total revenue	31,997	21,673	76,364	54,957
Cost of products sold	7,304	5,806	18,647	14,761

Gross profit margin	24,693	15,867	57,717	40,196
Costs and expenses:
Research and development	6,257	7,766	19,643	25,053
Selling, general and administrative	13,187	13,198	38,874	40,150

Total costs and expenses	19,444	20,964	58,517	65,203

Income (loss) from operations	5,249	(5,097)	(800)	(25,007)
Other (expense) income:
Interest expense	(2,364)	(4,073)	(5,647)	(7,686)
Gain (loss) on derivative valuation	319	(422)	1,158	(380)
Loss on warrant valuation	(3,396)	—	(50,703)	—
Other, net	(725)	24	(1,183)	293

Total other expense, net	(6,166)	(4,471)	(56,375)	(7,773)

Net loss	$(917)	$(9,568)	$(57,175)	$(32,780)

Net loss per common share, basic and diluted	$(0.03)	$(0.29)	$(1.72)	$(0.99)

Shares used in computing net loss per common share, basic and diluted	33,251	33,037	33,210	33,018

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
		(As Adjusted)
Operating Activities
Net loss	$(57,175)	$(32,780)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation costs	2,783	3,003
Amortization of deferred financing costs	846	1,443
Amortization of discount on convertible notes	—	4,697
Amortization of discount on Facility Agreement	2,328	—
Change in value of derivative related to convertible notes	—	(380)
Change in value of warrants related to Facility Agreement	50,703	—
Change in value of derivatives related to Facility Agreement	(1,158)	—
Depreciation and amortization	796	783
Changes in operating assets and liabilities:
Accounts receivable, net	2,584	(825)
Inventory, net	(2,233)	6
Other current assets	(1,273)	(376)
Accounts payable	(349)	3,121
Accrued compensation and related expenses	828	(432)
Other accrued expenses	(5,592)	2,285
Other liabilities	14,866	(245)
Deferred rent	(32)	(8)
Deferred revenue	(3,055)	(208)

Net cash provided by (used in) operating activities	4,867	(19,916)

Investing Activities
Maturities of marketable securities	4,700	15,929
Purchases of equipment	(893)	(1,228)
Restricted cash	—	2,400
Deposits and other assets	(5)	37

Net cash provided by investing activities	3,802	17,138

Financing Activities
Proceeds from exercise of stock options	159	6
Obligations under capital leases	(101)	(80)
Repayment on convertible note	—	(40,000)
Proceeds from Facility Agreement, net	—	40,000
Proceeds from Revolving Credit Facility	39,000	22,000
Repayments on Revolving Credit Facility	(41,000)	(19,500)
Proceeds from issuance of common stock	12	67
Financing costs on issuance of Facility Agreement	(43)	(3,110)

Net cash used in financing activities	(1,973)	(617)

Effect of exchange rate changes on cash	25	—
Increase (Decrease) in Cash and Cash Equivalents	6,721	(3,395)
Cash and cash equivalents at beginning of period	48,316	25,500

Cash and Cash Equivalents At End of Period	$55,037	$22,105

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,214	$2,776

Equipment additions under capital leases	$68	$—

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

The Company currently has four products available for sale in the United States: Bepreve (bepotastine besilate ophthalmic solution) for the treatment of ocular itching associated with allergic conjunctivitis, Xibrom (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, Istalol (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase (hyaluronidase for injection) for use as a spreading agent.

The Company also has several product candidates in various stages of development.

During the third quarter ended September 30, 2009, the Company had the following announcements:

•

ISTA announced that the U.S. Food and Drug Administration, or FDA, approved Bepreve as a twice-daily prescription eye drop treatment for ocular itching associated with allergic conjunctivitis in patients two years of age and older. Bepreve was successfully launched September 2009.

•

ISTA announced that the Company had entered into a Memorandum to modify its existing License and Supply Agreements with Otsuka Pharmaceutical Company Limited, or Otsuka, for the development, manufacturing, marketing, distribution and sale of Vitrase (hyaluronidase for injection) Lyophilized, Ovine, for the posterior segment of the eye in Japan. Among other changes, ISTA and Otsuka agreed that the Supply Agreement would terminate, resulting in ISTA having no future obligation to supply Otsuka with hyaluronidase for injection. As a result, ISTA recognized the remaining $2.9 million of previously deferred revenue resulting from the up-front payment ISTA received from Otsuka in 2001.

•

ISTA announced positive preliminary Phase 3 results from the Xibrom 0.09% QD confirmatory clinical study. Xibrom 0.09% QD achieved statistical significance in the study’s primary endpoint, the absence of ocular inflammation 15 days following cataract surgery, and the secondary efficacy endpoint, the elimination of ocular pain one day post surgery. Once the Company completes its analysis of the full dataset, ISTA expects to file a supplemental New Drug Application, or sNDA, with the FDA prior to the end of 2009, seeking approval of the Xibrom 0.09% formulation for once-daily treatment for the inflammation and pain following cataract surgery.

•

ISTA announced preliminary results from two recently completed studies on its investigational ophthalmic product, T-Pred, as a treatment for inflammatory ocular conditions for which a corticosteroid is indicated and where bacterial ocular infection exists, or there is a risk of bacterial infection. ISTA is discussing the study results with the FDA to determine the best path forward for T-Pred.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows for the three and nine month periods ended September 30, 2009 and 2008 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

ISTA Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

The Company establishes allowances for estimated discounts, product returns, rebates, chargebacks and wholesaler fees based on numerous qualitative and quantitative factors, including:

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

In its analyses, the Company utilizes on hand unit data purchased from the major wholesalers, as well as prescription data purchased from a third-party data provider, to develop estimates of historical unit channel pull-through. The Company utilizes an internal analysis to compare historical net product shipments to both estimated historical prescriptions written and historical returns. Based on that analysis, it develops an estimate of the quantity of product in the channel which may be subject to various discounts, product returns, rebates, chargebacks and wholesaler fees.

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

Allowances for estimated rebates, chargebacks and other discounts such as wholesaler fees, were $4.4 million and $2.6 million as of September 30, 2009 and December 31, 2008, respectively. These allowances reflect an estimate of the Company’s liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts, chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements and fees charged by certain wholesalers under distribution agreements. The Company estimates its liability for rebates, chargebacks and other discounts such as wholesaler fees at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

As a percentage of gross product revenue, the allowance for rebates, chargebacks and other discounts was 18.4% and 10.7% for the three months ended September 30, 2009 and 2008, respectively; and was 14.9% and 9.5% for the nine months ended September 30, 2009 and 2008, respectively. The increase is due in part to the increase in the number of managed care contracts, federal contracts and wholesaler distribution agreements entered into during 2009.

ISTA Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Allowances for product returns were $4.6 million and $3.2 million as of September 30, 2009 and December 31, 2008, respectively. These allowances reflect an estimate of the Company’s liability for products that may be returned by the original purchaser in accordance with the Company’s stated return policy, which allows customers to return products within six months of their respective expiration dates and for a period up to twelve months after such products have reached their respective expiration dates. The Company estimates its liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above. The Company’s exposure for product returns has increased as a result of increased sales of its existing products.

As a percentage of gross product revenue, the allowance for product returns was 3.3% and 3.5% for the three months ended September 30, 2009 and 2008, respectively; and was 3.7% and 3.6% for the nine months ended September 30, 2009 and 2008, respectively.

License revenue. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless the Company has ongoing performance obligations. Any amounts received prior to satisfying the Company’s revenue recognition criteria will be recorded as deferred revenue in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2009, the Company recognized $2.9 million of previously deferred revenue in conjunction with the termination of its Supply Agreement with Otsuka.

Inventory

Inventory at September 30, 2009 consisted of $1.9 million of raw materials and $3.4 million of finished goods, which excludes $0.8 million in inventory reserves. Inventory at December 31, 2008 consisted of $1.4 million in raw materials and $1.5 million of finished goods, which excludes $0.6 million in inventory reserves. Inventories, net of allowances, are stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method.

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

Fair Value Measurements

The Company accounts for fair value measurements under Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, 820 Fair Value Measurements and Disclosures, or ASC 820, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

ISTA Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

The Company has segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of September 30, 2009, all of the Company’s assets and liabilities are valued using Level 1 inputs except for a derivative and warrants related to its Facility Agreement as discussed below.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands) (unaudited):

	Fair Value Measurements at September 30, 2009 Using:			Total Carrying Value at September 30, 2009
	Level 1	Level 2	Level 3
Cash and cash equivalents	$55,037	$—	$—	$55,037
Derivatives (Facility Agreement)	—	—	(318)	(318)
Warrants	—	—	(57,300)	(57,300)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Put Option
Beginning balance at December 31, 2008	$3,971	$729
Total gains or losses (realized or unrealized)
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	(3,971)	(729)
Transfers in and/or out of Level 3	—	—

Ending balance at September 30, 2009	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivative	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Warrants
Beginning balance at December 31, 2008	$(1,476)	$—
Reclassification and adjustment pursuant to ASC 815-40 (1)	—	(6,597)
Total gains or losses (realized or unrealized)
Included in earnings	1,158	(50,703)
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	—	—
Transfers in and/or of Level 3	—	—

Ending balance at September 30, 2009	$(318)	$(57,300)

(1)	Reflects reclassification of warrants and mark to market adjustment of $3.8 million as of January 1, 2009 (see Changes in Accounting Principles).

The Company had an agreement in place with UBS AG that permitted the Company to require UBS AG to purchase the Company’s auction rate securities at par value plus accrued interest. In January 2009, UBS AG purchased $4.7 million in auction rate securities from the Company.

ISTA Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Comprehensive Income (Loss)

ASC 220 Comprehensive Income, or ASC 220, requires reporting and displaying comprehensive income (loss) and its components, which includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the nine months ended September 30, 2009 and 2008 was $57.2 million and $32.8 million, respectively. In accordance with ASC 220, the accumulated balance of unrealized gains (losses) on investments and the accumulated balance of foreign currency translation adjustments are disclosed as separate components of stockholders’ deficit.

As of September 30, 2009 and December 31, 2008, accumulated foreign currency translation adjustments were zero and ($25,000), respectively.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based awards made to employees and directors. The fair value of stock-based awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

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

At September 30, 2009, there was $4.7 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.4 years.

Restricted Stock Awards

During the three and nine months ended September 30, 2009, the Company granted a total of 3,066 and 148,101 shares of restricted common stock, respectively, to employees under the Company’s 2004 Performance Incentive Plan. Restrictions on these shares will expire and related compensation costs are being amortized as earned over the vesting period of four years.

The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock were $0.2 million and $0.4 million for the three and nine months ended September 30, 2009, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, there was approximately $0.8 million of unamortized compensation costs related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and common equivalent shares, such as stock options, warrants and convertible debt, outstanding during the period. Diluted earnings for common stockholders per common share, or diluted EPS, considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to the Company’s stock options, warrants and convertible debt, in periods in which the options exercise or conversion price is greater than the average market price of the Company’s common stock during the period.

Common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. The Company has further determined that the 15 million warrants issued in conjunction with its Facility Agreement in 2008 represented participating securities. However, because the Company operates at a net loss, and losses are not allocated to the warrant holders, the two class method does not affect the calculation of earnings per share.

ISTA Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

Facility Agreement

On September 26, 2008, the Company entered into a facility agreement, or Facility Agreement, with certain institutional accredited investors, collectively known as Lenders, pursuant to which the Lenders agreed to loan to the Company up to $65 million, subject to the terms and conditions set forth in the Facility Agreement. At the closing, the Company initially borrowed $40 million under the Facility Agreement and on October 29, 2008, the Company borrowed the remaining $25 million. In connection with the financing, the Company paid Deerfield Management Company, L.P., an affiliate of the lead Lender, a one-time transaction fee of $1.625 million. Total financing costs, net of accumulated amortization, as of September 30, 2009, were $3.2 million.

Outstanding amounts under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in arrears. The Company is required to repay the Lenders 33% of any principal amount outstanding under the Facility Agreement on each of September 26, 2011 and 2012, and 34% of such principal amount outstanding on September 26, 2013.

Additionally, outstanding amounts under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require the Company to re-pay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require the Company to re-pay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) the Company fails to make payment when due; (ii) the Company fails to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by the Company in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) the Company is generally unable to pay its debts as they become due or a bankruptcy or similar proceeding has commenced by or against it; and (v) cash and cash equivalents on the last day of each calendar quarter are less than $10 million.

Because the consummation of certain change in control transactions results in a premium of the outstanding principal, the premium feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. The value of the derivative at September 30, 2009 is $0.3 million, as compared to $1.5 million at December 31, 2008. The derivative will be marked-to-market and adjusted quarterly through earnings.

On September 30, 2009 the Company had total indebtedness under the Facility Agreement of $65 million, which excludes an unamortized discount of $8.6 million and the value of the derivative of $0.3 million.

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

ISTA Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

During 2008, the warrants issued in connection with the Facility Agreement qualified under ASC 815-40 Derivatives and Hedging – Contracts in Entity’s Own Equity, or ASC 815-40, for classification as equity and their then fair market value of $10.3 million was recorded as additional paid-in capital and discount on debt, to be amortized over the term of the Facility Agreement, or five years. On January 1, 2009, the warrants were reclassified from equity to a liability and recorded at estimated fair value. The value of the warrants decreased by $3.8 million from the date of issuance to January 1, 2009. As of January 1, 2009, the cumulative effect of adopting ASC 815-40 was a reduction to additional paid-in capital of $10.3 million to reclassify the value of the warrants from equity to a liability and a decrease in accumulated deficit of $3.8 million to reflect the change in the value of the warrants between their issuance date and January 1, 2009. For the three and nine months ended September 30, 2009, the Company recorded $3.4 million and $50.7 million, respectively, in a loss on warrant valuation to record the warrants at their estimated market value of $57.3 million as of September 30, 2009.

Commitments and Contingencies

The Company is subject to routine claims and litigation incidental to its business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on the operating results, cash flows or financial position of the Company.

Segment Reporting

The Company currently operates in only one segment.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 Income Taxes, or ASC 740. As of September 30, 2009 and December 31, 2008, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s condensed consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively, and has not recognized interest and/or penalties in the condensed consolidated statement of operations for the three and nine months ended September 30, 2009.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1994 and forward are subject to examination by the United States and state tax authorities.

At December 31, 2008, the Company had net deferred tax assets of $46.2 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not performed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards. Until this analysis has been performed, the Company has removed the deferred tax assets for net operating losses of $66.6 million and research and development credits of $14.6 million generated through 2008 from its deferred tax asset schedule, and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under ASC 740. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

ISTA Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

Change in Accounting Principles

In June 2008, the FASB ratified ASC 815-40. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. ASC 815-40 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase stock and convertible notes are considered indexed to the Company’s stock. The Company adopted ASC 815-40, beginning January 1, 2009, and applied its provisions to outstanding instruments as of that date. The cumulative effect was a reduction to additional paid-in capital of $10.3 million to reclassify the value of warrants from equity to a liability and a decrease in accumulated deficit of $3.8 million to reflect the change in the value of the warrants between their issuance date and January 1, 2009. Under ASC 815-40, the warrants will be carried at estimated fair value and adjusted quarterly through earnings.

Effective January 1, 2009, the Company adopted the provisions of ASC 470-20 Debt – Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument. ASC 470-20 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. ASC 470-20 requires retrospective application and, accordingly, the prior periods’ financial statements included herein have been adjusted.

The Company determined that the fair value of the convertible notes at issuance in 2006 was approximately $28.6 million, and designated the residual value of approximately $11.4 million as the equity component. Additionally, the Company allocated approximately $2.0 million of the $2.8 million original convertible notes issuance cost as debt issuance cost and the remaining $0.8 million as equity issuance cost. Because the convertible notes were extinguished in September 2008, the balances of the liability and equity components were zero for each of the periods ended September 30, 2009 and December 31, 2008, respectively.

The remaining debt discount was amortized to interest expense over the then remaining life of the convertible notes using the effective interest rate. The convertible notes were issued June 22, 2006 and were due June 22, 2011. The Company developed an analysis that showed a varying range of effective interest rates ranging from 10% to 21%. The Company determined that the more conservative effective interest rate of 21% would be appropriate and applied the 21% retrospectively as the effective interest rate on the liability component for the three and nine months ended September 30, 2008.

Interest expense related to the convertible notes was recognized as follows (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Interest expense — stated coupon rate	$—	$771	$—	$2,367
Interest expense — amortization of debt discount	—	947	—	2,842

Total interest expense — convertible notes	$—	$1,718	$—	$5,209

ISTA Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Effect of Change in Accounting Principle to Condensed Consolidated Balance Sheet

The following table summarizes the effect of the change in accounting principle related to the Company’s convertible notes on the condensed consolidated balance sheet as of December 31, 2008 (in thousands) (unaudited):

	December 31, 2008
	As Previously Reported	As Adjusted	Effect of Change
Assets:
Cash and cash equivalents	$48,316	$48,316	$—
Short-term investments	4,700	4,700	—
Accounts receivable, net	15,242	15,242	—
Inventory, net	2,289	2,289	—
Other current assets	2,150	2,150	—

Total current assets	72,697	72,697	—
Property and equipment, net	5,728	5,728	—
Deferred financing costs, net	4,028	4,028	—
Deposits and other assets	207	207	—

Total assets	$82,660	$82,660	$—

Liabilities:
Accounts payable	$5,386	$5,386	$—
Accrued compensation and related expenses	3,945	3,945	—
Accrued expenses – clinical trials	480	480	—
Revolving Credit Facility	15,000	15,000	—
Current portion of long-term liabilities	310	310	—
Current portion of obligations under capital leases	117	117	—
Allowance for rebates and chargebacks	1,378	1,378	—
Allowance for product returns	3,241	3,241	—
Royalties payable	5,867	5,867	—
Other accrued expenses	5,473	5,473	—

Total current liabilities	41,197	41,197	—
Deferred rent	213	213	—
Deferred revenue	3,055	3,055	—
Obligations under capital leases	187	187	—
Long-term liabilities	50	50	—
Facility Agreement	55,157	55,157	—

Total liabilities	99,859	99,859	—

Stockholders’ deficit:
Common stock	33	33	—
Additional paid-in capital	316,650	326,036	9,386
Accumulated other comprehensive loss	(25)	(25)	—
Accumulated deficit	(333,857)	(343,243)	(9,386)

Total stockholders’ deficit	(17,199)	(17,199)	—

Total liabilities and stockholders’ deficit	$82,660	$82,660	$—

ISTA Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Effect of Change in Accounting Principle to Condensed Consolidated Statements of Operations

The following table summarizes the effect of change in accounting principle related to the Company’s convertible notes on the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 (in thousands) (unaudited):

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Total revenue	$21,673	$21,673	$—	$54,957	$54,957	$—
Cost of products sold	5,806	5,806	—	14,761	14,761	—
Costs and expenses	20,964	20,964	—	65,203	65,203	—

Loss from operations	(5,097)	(5,097)	—	(25,007)	(25,007)	—

Other (expense) income:
Interest expense	(1,878)	(4,073)	(2,195)	(3,693)	(7,686)	(3,993)
Loss on derivative valuation	(422)	(422)	—	(380)	(380)	—
Other, net	24	24	—	293	293	—

Total other expense, net	(2,276)	(4,471)	(2,195)	(3,780)	(7,773)	(3,993)

Net loss	$(7,373)	$(9,568)	$(2,195)	$(28,787)	$(32,780)	(3,993)

Net loss per common share, basic and diluted	$(0.22)	$(0.29)	$(0.07)	$(0.87)	$(0.99)	$(0.12)

Shares used in computing net loss per common share, basic and diluted	33,037	33,037	—	33,018	33,018	—

ISTA Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Effect of Change in Accounting Principle to Condensed Consolidated Statements of Cash Flows

The following table summarizes the effect of change in accounting principle related to the Company’s convertible notes on the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 (in thousands) (unaudited):

	Nine Months Ended September 30, 2008
	As Previously Reported	As Adjusted	Effect of Change
Operating activities
Net loss	$(28,787)	$(32,780)	$(3,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation costs	3,003	3,003	—
Amortization of deferred financing costs	1,993	1,443	(550)
Amortization of discount on convertible notes	154	4,697	4,543
Change in value of derivative related to convertible notes	(380)	(380)	—
Depreciation and amortization	783	783	—
Changes in operating assets and liabilities
Accounts receivable, net	(825)	(825)	—
Inventory, net	6	6	—
Other current assets	(376)	(376)	—
Accounts payable	3,121	3,121	—
Accrued compensation and related expenses	(432)	(432)	—
Other accrued expenses	2,285	2,285	—
Other liabilities	(245)	(245)	—
Deferred rent	(8)	(8)	—
Deferred revenue	(208)	(208)	—

Net cash used in operating activities	(19,916)	(19,916)	—

Investing activities
Net cash provided by investing activities	17,138	17,138	—
Financing activities
Net cash provided by financing activities	(617)	(617)	—

Decrease in cash and cash equivalents	(3,395)	(3,395)
Cash and cash equivalents at beginning of period	25,500	25,500	—

Cash and cash equivalents at end of period	$22,105	$22,105	$—

New Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10, Subsequent Events, or ASC 855-10, which establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted ASC 855-10 and evaluated subsequent events through the issuance date of the financial statements. ASC 855-10 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or ASC 105-10. ASC 105-10 became the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-government entities. It also modified the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. The Company adopted ASC 105-10 for the reporting in its 2009 third quarter. The adoption did not have a significant impact on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

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

Overview

We are an ophthalmic pharmaceutical company. Our products and product candidates address the $5.1 billion U.S. prescription ophthalmic market and include therapies for inflammation, ocular pain, glaucoma, allergy and dry eye. In addition, we plan to compete in a $2.3 billion U.S. allergic rhinitis market with our nasal formulation of bepotastine. We currently have four products for sale in the U.S.: Bepreve (bepotastine besilate ophthalmic solution) for the treatment of ocular itching associated with allergic conjunctivitis, Xibrom (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, Istalol (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase (hyaluronidase for injection) for use as a spreading agent. We also have several product candidates in various stages of development. We have incurred losses since inception and had an accumulated deficit of $396.7 million through September 30, 2009.

During the third quarter ended September 30, 2009, we had the following announcements:

•

We announced that the FDA approved Bepreve as a twice-daily prescription eye drop treatment for ocular itching associated with allergic conjunctivitis in patients two years of age and older. We successfully launched Bepreve in September 2009.

•

We announced that we had entered into a Memorandum to modify our existing License and Supply Agreements with Otsuka for the development, manufacturing, marketing, distribution and sale of Vitrase (hyaluronidase for injection) Lyophilized, Ovine, for the posterior segment of the eye in Japan. Among other changes, we both agreed that the Supply Agreement would terminate, resulting in us having no future obligation to supply Otsuka with hyaluronidase for injection. As a result, we recognized the remaining $2.9 million of previously deferred revenue resulting from the up-front payment we received from Otsuka in 2001.

•

We announced positive preliminary Phase 3 results from the Xibrom 0.09% QD confirmatory clinical study. Xibrom 0.09% QD achieved statistical significance in the study’s primary endpoint, the absence of ocular inflammation 15 days following cataract surgery, and the secondary efficacy endpoint, the elimination of ocular pain one day post surgery. Once we complete our analysis of the full dataset, we expect to file a sNDA with the FDA prior to the end of 2009, seeking approval of the Xibrom 0.09% formulation for once-daily treatment for the inflammation and pain following cataract surgery.

•

We announced preliminary results from two recently completed studies on our investigational ophthalmic product, T-Pred, as a treatment for inflammatory ocular conditions for which a corticosteroid is indicated and where bacterial ocular infection exists, or there is a risk of bacterial infection. We are discussing the study results with the FDA to determine the best path forward for T-Pred.

Results of Operations

Three Months Ended September 30, 2009 and 2008

Revenue. Net revenue was approximately $32.0 million for the three months ended September 30, 2009, as compared to $21.7 million for the three months ended September 30, 2008. The increase in revenue is the result of the following:

•	Increased growth in prescription levels and market share for our core products, particularly for Xibrom, our highest gross margin product,

•	Launch of our newest product, Bepreve, in September 2009 resulting in $1.2 million in net revenue, and

•	Recognition of $2.9 million of previously deferred revenue related to the termination of a supply agreement.

The following table sets forth our net revenue for each of our products for each of the three month periods ended September 30, 2009 and 2008 and the corresponding percentage change:

Net Revenue

(dollars in millions)

	Three Months Ended September 30,
	2009	2008	% Change
Xibrom	$21.4	$16.2	32%
Istalol	5.1	3.9	31%
Vitrase	1.4	1.5	-7%
Bepreve	1.2	—	—

Product Revenue	29.1	21.6	35%
Other	2.9	0.1	—

Total Net Revenue	$32.0	$21.7	47%

Gross margin and cost of products sold. Gross margin for the three months ended September 30, 2009 was 77% of net revenue, or $24.7 million, as compared to 73% of net revenue, or $15.9 million, for the three months ended September 30, 2008. Product gross margin was 75% for the three months ended September 30, 2009, excluding the $2.9 million in previously deferred revenue. The increase in product gross margin for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008 is primarily the result of continued increased growth in prescription levels and market share, particularly for Xibrom, our highest gross margin product.

Cost of products sold was $7.3 million for the three months ended September 30, 2009, as compared to $5.8 million for the three months ended September 30, 2008. Cost of products sold for the three months ended September 30, 2009 and 2008 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales.

Research and development expenses. Research and development expenses vary due to timing of initiation and completion of clinical trials. Research and development expenses were $6.3 million for the three months ended September 30, 2009, as compared to $7.8 million for the three months ended September 30, 2008. The decrease in research and development expenses for the three months ended September 30, 2009 was primarily the result of a decrease in clinical development costs, which include clinical investigator fees, study monitoring costs, and data management costs, offset by a $2.0 million milestone payment upon the FDA approval of our Bepreve New Drug Application, or NDA. Stock-based compensation costs included in research and development expenses were $0.3 million for the three months ended September 30, 2009, as compared to $0.2 million for the three months ended September 30, 2008.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, and medical affairs costs. In addition, we also record as research and development expenses any up front and milestone payments that have accrued to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. For the three months ended September 30, 2009, approximately 26% of our research and development expenditures were for clinical development costs, 14% were for regulatory costs, 5% were for pharmaceutical development costs, 8% were for manufacturing development costs, 10% were for medical affairs costs, 32% was for a one time milestone payment, and 5% were for stock-based compensation costs.

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for the three months ended September 30, 2009 were $1.6 million as compared to $3.8 million for the three months ended September 30, 2008. Due to the variation in the initiation, timing and completion of clinical studies, we realized a decrease in our clinical costs of $2.2 million. The three months ended September 30, 2008 included costs associated with our Xibrom QD once-daily studies, costs associated with our T-Pred studies and costs incurred in support of our Bepreve NDA. The three months ended September 30, 2009 showed a significant reduction in our clinical costs as the Xibrom QD once-daily studies and the T-Pred studies were complete. Additionally, we received approval from the FDA for our Bepreve NDA during the three months ended September 30, 2009.

•

Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, for the three months ended September 30, 2009 were $0.9 million as compared to $1.3 million for the three months ended September 30, 2008, or a decrease of $0.4 million. The decrease is attributable to a reduction in overall outside consulting costs.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, were $0.3 million for both the three months ended September 30, 2009 and 2008, respectively.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for the three months ended September 30, 2009 were $0.5 million as compared to $1.6 million for the three months ended September 30, 2008, or a decrease of $1.1 million. The decrease is primarily attributable to a reduction in outside consulting costs and research related costs such as clinical supplies and stability studies.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for the three months ended September 30, 2009 were $0.7 million as compared to $0.6 million for the three months ended September 30, 2008, or an increase of $0.1 million.

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

Selling, general and administrative expenses. Selling, general and administrative expenses were $13.2 million for both the three months ended September 30, 2009 and 2008, respectively. Stock-based compensation costs included in selling, general and administrative expenses were $0.6 million for the three months ended September 30, 2009, as compared to $0.8 million for the three months period ended September 30, 2008. Selling, general and administrative expenses are expected to increase as we incur costs associated with launching Bepreve and expanding our sales force.

Stock-based compensation. For the three months ended September 30, 2009 and 2008, we granted stock options to employees to purchase 63,000 shares of common stock (at a weighted average exercise price of $5.13 per share) and 48,400 shares of common stock (at a weighted average exercise price of $1.76 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 3,066 restricted stock awards for the three months ended September 30, 2009. There were no restricted stock awards issued for the three months ended September 30, 2008. Included in stock-based compensation costs were $0.2 million for both the three months ended September 30, 2009 and 2008, related to restricted stock awards.

Interest expense. Interest expense was $2.4 million for the three months ended September 30, 2009, as compared to $4.1 million for the three months ended September 30, 2008. Interest expense included interest on our Facility Agreement ($1.1 million), interest on our borrowings under our Revolving Credit Facility ($0.1 million), and amortization of the discount on the Facility Agreement ($1.2 million). Included in the three months ended September 30, 2008 is the impact of the adoption of ASC 470-20, which required retrospective application as if ASC 470-20 had been in effect in prior periods. This retrospective application required us to record additional non-cash interest expense of $2.3 million, or $0.07 per share, in our financial results for the three months ended September 30, 2008. This additional non-cash interest expense represents the amortization of a debt discount recorded against our principal debt obligation on our balance sheet. Because our convertible debt was repaid in September 2008, there was no impact to our third quarter ended September 30, 2009.

Loss on warrant valuation. Included in the three months ended September 30, 2009 is the impact of the application of ASC 815-40, which required us to analyze the accounting for warrants under our Facility Agreement issued in 2008. During 2008, the warrants were classified as equity. With the adoption of ASC 815-40 on January 1, 2009, we were required, due to certain provisions in the Facility Agreement, to reclassify the warrants as a liability and mark to market the value of the warrants on a quarterly basis. As a result, we recorded a non-cash valuation adjustment of $3.4 million, or $0.10 per share, in our financial results for the three months ended September 30, 2009. The change in the valuation of the warrants was primarily driven by an increase in our stock price plus an increase in related volatility.

Updating 2009 Financial Outlook

Based upon the continued growth of our business, we provide this updated 2009 financial outlook:

•	Net product revenue for our four marketed products for the full-year 2009 now is expected to be $103 to $106 million.

•

Total net revenue for full-year 2009, including net product revenue and $2.9 million from the one-time recognition of deferred revenue resulting from the previously disclosed modification of our partnership with Otsuka, now is expected to be $106 to $109 million.

•	We expect to be approximately operating income breakeven in 2009.

•	Full-year 2009 gross margin guidance has been increased to 73% to 75%.

•	Full-year 2009 research and development expenses are now expected to be approximately $23 to $26 million.

•

We expect our net loss for 2009 (excluding any mark-to-market valuation adjustments relating to warrants issued in 2008) will be approximately $7 to $10 million, as our increased net revenue will offset the costs associated with launching Bepreve and expanding our sales force.

•	We now expect to end 2009 with a cash balance of $45 to $55 million, including cash drawn on our Silicon Valley Bank Revolving Credit Facility.

Nine Months Ended September 30, 2009 and 2008

Revenue. Net revenue was approximately $76.4 million for the nine months ended September 30, 2009, as compared to $55.0 million for the nine months ended September 30, 2008. The increase in revenue is the result of the following:

•	Increased growth in prescription levels and market share for our core products, particularly for Xibrom, our highest gross margin product,

•	Launch of our newest product, Bepreve, in September 2009 resulting in $1.2 million in net revenue, and

•	Recognition of $2.9 million of previously deferred revenue related to the termination of a supply agreement.

The following table sets forth our net revenue for each of our products for each of the nine month periods ended September 30, 2009 and 2008 and the corresponding percentage change:

Net Revenue

(dollars in millions)

	Nine Months Ended September 30,
	2009	2008	% Change
Xibrom	$55.1	$41.6	32%
Istalol	13.0	9.5	37%
Vitrase	4.0	3.7	8%
Bepreve	1.2	—	—

Product Revenue	73.3	54.8	34%
Other	3.1	0.2	—

Total Net Revenue	$76.4	$55.0	39%

Gross margin and cost of products sold. Gross margin for the nine months ended September 30, 2009 was 76% of net revenue, or $57.7 million, as compared to 73% of net revenue, or $40.2 million, for the nine months ended September 30, 2008. Product gross margin was 75% for the nine months ended September 30, 2009, excluding the $2.9 million in previously deferred revenue. The increase in product gross margin for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008 is primarily the result of continued increased growth in prescription levels and market share, particularly for Xibrom, our highest gross margin product.

Cost of products sold was $18.6 million for the nine months ended September 30, 2009, as compared to $14.8 million for the nine months ended September 30, 2008. Cost of products sold for the nine months ended September 30, 2009 and 2008 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales.

Research and development expenses. Research and development expenses were $19.6 million for the nine months ended September 30, 2009, as compared to $25.1 million for the nine months ended September 30, 2008. The decrease in research and development expenses for the nine months ended September 30, 2009 was primarily the result of a decrease in clinical development costs, which include clinical investigator fees, study monitoring costs, and data management costs, offset by $3.0 million in milestone payments. Stock-based compensation costs included in research and development expenses were $0.9 million for the nine months ended September 30, 2009, as compared to $0.5 million for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, approximately 35% of our research and development expenditures were for clinical development costs, 16% were for regulatory costs, 5% were for pharmaceutical development costs, 13% were for manufacturing development costs, 12% were for medical affairs costs, 15% was for both a one time milestone payment ($2.0 million) upon the FDA approval of our Bepreve NDA and a one time milestone payment ($1.0 million) upon the FDA acceptance of our Bepreve NDA and 4% were for stock-based compensation costs.

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical costs, which include clinical investigator fees, study monitoring costs and data management, for the nine months ended September 30, 2009 were $6.9 million as compared to $14.6 million for the nine months ended September 30, 2008. Due to the variation in the initiation, timing and completion of clinical studies, we realized a decrease in our clinical costs of $7.7 million. The nine months ended September 30, 2008 included costs associated with our Xibrom QD once-daily studies, costs associated with our T-Pred studies and costs incurred in support of our Bepreve NDA. The nine months ended September 30, 2009 showed a significant reduction in our clinical costs as the Xibrom QD once-daily studies and the T-Pred studies completed. Additionally, we filed our Bepreve NDA and received approval from the FDA during the nine months ended September 30, 2009.

•

Regulatory Costs — Regulatory costs, which include compliance expense for existing products and other activity for pipeline projects, were $3.0 million for the nine months ended September 30, 2009 as compared to $2.6 million for the nine months ended September 30, 2008. The increase of $0.4 million was due primarily to an overall increase in costs associated with the preparation of our NDA filings for both Xibrom QD once-daily and T-Pred, offset by reduced costs in the first quarter of 2008 of $1.0 million due to a partial refund of our NDA filing fee paid in December 2007 for Xibrom (bromfenac sodium 0.18%).

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products were $1.0 million for both the nine months ended September 30, 2009 and 2008 respectively.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for the nine months ended September 30, 2009 were $2.4 million as compared to $4.4 million for the nine months ended September 30, 2008 or a decrease of $2.0 million. The decrease is primarily attributable to a decrease in outside consulting costs and research related costs such as clinical supplies and stability studies.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for the nine months ended September 30, 2009 were $2.4 million as compared to $2.0 million for the nine months ended September 30, 2008, or an increase of $0.4 million. The increase is primarily attributable to an overall increase in outside consulting, continuing medical education and investigator costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $38.9 million for the nine months ended September 30, 2009, as compared to $40.2 million for the nine months ended September 30, 2008. The $1.3 million decrease primarily results from an overall improvement in expense management. Stock-based compensation costs included in selling, general and administrative expenses were $1.9 million for the nine months ended September 30, 2009, as compared to $2.8 million for the nine months period ended September 30, 2008. Selling, general and administrative expenses are expected to increase as we incur costs associated with launching Bepreve and expanding our sales force.

Stock-based compensation. For the nine months ended September 30, 2009 and 2008, we granted stock options to employees to purchase 812,288 shares of common stock (at a weighted average exercise price of $1.64 per share) and 917,247 shares of common stock (at a weighted average exercise price of $4.34 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 148,101 and 123,055 restricted stock awards for the nine months ended September 30, 2009 and 2008, respectively. Included in stock-based compensation costs were $0.4 million and $0.5 million for the nine months ended September 30, 2009 and 2008, respectively, related to restricted stock awards.

Interest expense. Interest expense was $5.6 million for the nine months ended September 30, 2009, as compared to $7.7 million for the nine months ended September 30, 2008. Interest expense incurred included interest on our Facility Agreement ($3.1 million), interest on our borrowings under our Revolving Credit Facility ($0.2 million), and amortization of the discount on the Facility Agreement ($2.3 million). Included in the nine months ended September 30, 2008 is the impact of the adoption of ASC 470-20 as discussed above, which required us to record additional non-cash interest expense of $4.0 million, or $0.12 per share. This additional non-cash interest expense represents the amortization of a debt discount recorded against our principal debt obligation on our balance sheet. Because our convertible debt was repaid in September 2008, there was no impact to the nine months ended September 30, 2009.

Loss on warrant valuation. Included in the nine months ended September 30, 2009 is the impact of the adoption of ASC 815-40 as discussed above. As a result, we recorded a non-cash valuation adjustment for an additional $50.7 million, or $1.53 per share, in our financial results for the nine months ended September 30, 2009. The change in the valuation of the warrants was primarily driven by an increase in our stock price plus an increase in related volatility.

Liquidity and Capital Resources

As of September 30, 2009, we had approximately $55.0 million in cash, including $13.0 million borrowed under our Revolving Credit Facility with Silicon Valley Bank. Our working capital was $26.6 million. As discussed below, for the nine months ended September 30, 2009, we generated positive cash flow from operations. Historically, we have financed our operations primarily through sales of our debt and equity securities and cash receipts from product sales. Since March 2000, we have received gross proceeds of approximately $346.7 million from sales of our common stock and the issuance of promissory notes and convertible debt.

We have a Revolving Credit Facility with Silicon Valley Bank. Under our Revolving Credit Facility we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash or $5.0 million. As of September 30, 2009, we borrowed $13.0 million from our Revolving Credit Facility and as of October 31, 2009, we had no borrowings outstanding on our Revolving Credit Facility. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of either (i) 0.50% for such periods that our adjusted quick ratio is greater than 1.50:1.00, or (ii) 0.875% for such periods that our adjusted quick ratio is less than or equal to 1.50:1.00. In no event will the interest rate on outstanding borrowings be less than 4.50%, which is payable on a monthly basis. The Revolving Credit Facility also includes an unused facility fee, payable quarterly on a calendar basis, in an amount equal to 0.375% of the average unused portion of the Revolving Credit Facility. The Revolving Credit Facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; (v) an acceleration event occurred under certain types of other indebtedness outstanding from time to time. If an event of default occurs, the indebtedness under our Revolving Credit Facility could be accelerated, such that it becomes immediately due and payable. As of September 30, 2009, we were in compliance with all of the covenants under the Revolving Credit Facility. Unless repaid earlier, all amounts owing under the Revolving Credit Facility will become due and payable on December 31, 2009. While we believe we will be able to extend our agreement with Silicon Valley Bank upon its maturity or refinance outstanding amounts with another lender, we may not be able to do so due to general economic conditions surrounding the current crisis. If we are unable to renew our Revolving Credit Facility or obtain suitable alternative debt financing, it may adversely affect our ability to execute on our business plan.

In September 2008, we entered into a facility agreement, or the Facility Agreement, with certain institutional accredited investors, which we refer to as the Lenders, to loan us up to $65 million. We borrowed the entire $65 million available under the Facility Agreement and issued warrants to purchase 15 million shares of common stock at an exercise price of $1.41 per share. Outstanding amounts under the Facility Agreement accrue interest at a fixed rate of 6.5% per annum, payable quarterly in cash in arrears. We are required to repay the Lenders 33% of any principal amount outstanding under the Facility Agreement on each of September 26, 2011 and 2012, and 34% of such principal amount outstanding on September 26, 2013. Additionally, any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to re-pay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to re-pay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding has commenced by or against us; and (v) cash and cash equivalents on the last day of each calendar quarter are less than $10 million. The Facility Agreement also contains customary covenants regarding operations of our business. As of September 30, 2009, we were in compliance with all of the covenants under the Facility Agreement.

For the nine months ended September 30, 2009, we received $4.9 million of cash from operations. The cash received from operations was primarily the result of a net increase in non-cash charges, a change in operating assets and liabilities of $5.7 million, offset by a net loss of $57.2 million. Non-cash charges primarily include $50.7 million in loss on warrant valuation, $2.8 million in stock-based compensation costs, $2.3 million in amortization of discount on the Facility Agreement, $0.8 million in depreciation and amortization, $0.9 million in amortization of deferred financing costs and ($1.1) million for the change in value of the derivative associated with the Facility Agreement.

For the nine months ended September 30, 2008, we used $19.9 million of cash from operations principally as a result of the net loss of $32.8 million, offset by the net change in operating assets and liabilities of $3.2 million, $3.0 million in stock-based compensation, $0.8 million in depreciation and amortization, $4.3 million in derivative valuation and debt discount write off and $1.4 million in amortization of deferred financing costs associated with the subordinated convertible notes.

For the nine months ended September 30, 2009, we received $3.8 million of cash from investing activities, primarily due to the maturities of our short-term investment securities. For the nine months ended September 30, 2008, we received $17.1 million of cash from investing activities, primarily due to the maturities of our short-term investment securities.

For the nine months ended September 30, 2009, we used $2.0 million of cash from financing activities, primarily as a result of net repayments on our Revolving Credit Facility ($2.0 million). For the nine months ended September 30, 2008, we used $0.6 million from financing activities, primarily as a result of financing costs on the issuance of the Facility Agreement ($3.1) million, offset by net proceeds from our Revolving Credit Facility of ($2.5 million).

We believe that current cash and cash equivalents, together with amounts available for borrowing under our Revolving Credit Facility and cash generated from operations, will be sufficient to meet anticipated cash needs for operating and capital expenditures for at least the next 12 months.

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

We have never been profitable, and while we are planning to become profitable, we might never become profitable. In this regard, we anticipate that our operating expenses will continue to increase from historical levels as we continue to expand our commercial infrastructure in connection with our commercialization of our approved products. As of September 30, 2009, our accumulated deficit was $396.7 million, including a net loss of approximately $57.2 million for the nine months ended September 30, 2009 resulting in a stockholders’ deficit of $78.4 million.

In April 2008 we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to Xibrom. As of September 30, 2009, we have incurred since receipt of the subpoenas approximately $2.4 million in legal fees associated with this matter and expect to incur significant expenses in the future. In addition, if the government chooses to engage in civil litigation or initiate a criminal prosecution against us as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such action or pay or incur substantial fines or penalties, either of which could significantly deplete our cash resources. As of September 30, 2009 such legal costs are neither reasonably estimable nor probable.

The Department of Defense’s, or DoD’s, TRICARE Retail Pharmacy program pursuant to section 703 of the National Defense Authorization Act of 2008, became effective on May 26, 2009. This regulation would require manufacturers to pay rebates to DoD on products distributed to TRICARE beneficiaries through retail pharmacies retroactive to January 28, 2008. The regulation requires that pharmaceuticals paid for by the DoD through the TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price program, which would require manufacturers to provide DoD with a refund on pharmaceuticals utilized through the TRICARE Retail Pharmacy program. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009. In addition, the regulation is currently the subject of litigation, and it is our belief that the retroactive application of the regulation is contrary to established case law. We have determined that payment of the retroactive rebate created by the regulation is neither reasonably estimable nor probable as of September 30, 2009.

We incurred legal expenses in the amount of $1.0 million and $0.6 million with the law firm, Covington & Burling, for the nine months ended September 30, 2009 and 2008, respectively. A member of our Board of Directors is senior counsel in this law firm.

New Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10, Subsequent Events, or ASC 855-10, which establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. We adopted ASC 855-10 and evaluated subsequent events through the issuance date of the financial statements. ASC 855-10 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or ASC 105-10. ASC 105-10 became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modified the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. We adopted ASC 105-10 for the reporting in our 2009 third quarter. The adoption did not have a significant impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

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

All outstanding amounts under our Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of either (i) 0.50% for such periods that our adjusted quick ratio is greater than 1.50:1.00, or (ii) 0.875% for such periods that our adjusted quick ratio is less than or equal to 1.50:1.00. In no event shall the interest rate on outstanding borrowings be less than 4.50%. Interest is payable on a monthly basis and which may expose us to market risk due to changes in interest rates. As of September 30, 2009, we had $13.0 million outstanding under our Revolving Credit Facility. The interest rate at September 30, 2009 was 4.5%. We estimate that a 10% change in interest rates on our Revolving Credit Facility would not have had a material effect on our net loss for the nine months ended September 30, 2009.

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

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ISTA PHARMACEUTICALS, INC. (Registrant)

Dated: November 5, 2009	/S/ VICENTE ANIDO, JR., PH.D.
Vicente Anido, Jr., Ph.D. President and Chief Executive Officer

Dated: November 5, 2009	/S/ LAUREN P. SILVERNAIL
Lauren P. Silvernail Chief Financial Officer and Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.