Form 10-K/A
period 2009-12-31
ISTA PHARMACEUTICALS INC
filed 2010-04-30
CIK 930553

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $65,320,000.

As of February 26, 2010, there were 33,396,799 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of ISTA Pharmaceuticals, Inc. (“ISTA,” “we,” “our,” “us,” or the “Company”) for the year ended December 31, 2009, which was originally filed with the U.S. Securities and Exchange Commission, or the SEC, on February 24, 2010, is being filed solely to include responses to the items required by Part III. This Amendment No. 1 does not reflect events occurring after February 24, 2010, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to our Restated Certificate of Incorporation and Amended and Restated Bylaws, our board of directors, or the Board, currently consists of eight persons and one vacancy. Our Board is divided into three classes serving staggered terms of three years. The Class I directors, Peter Barton Hutt, Benjamin F. McGraw III, Pharm.D., and Andrew J. Perlman, M.D., Ph.D., are scheduled to serve until the annual meeting of stockholders in 2010. The Class II directors, Vicente Anido, Jr., Ph.D., Kathleen D. LaPorte, and Richard C. Williams, are scheduled to serve until the annual meeting of stockholders in 2011. The Class III directors, Dean J. Mitchell and Wayne I. Roe, are scheduled to serve until the annual meeting of stockholders in 2012.

The following table sets forth the names, ages as of February 26, 2010, principal occupations and year of appointment of our directors:

Name	Age	Principal Occupation	Director Since
Class I Directors
Peter Barton Hutt	75	Senior Counsel, Covington & Burling	2002
Benjamin F. McGraw III, Pharm.D	60	Managing Member, Long Shadows Asset Management, LLC	2000*
Andrew J. Perlman, M.D., Ph.D.	62	Chief Executive Officer of Innate Immune, Inc.	2006

Class II Directors
Vicente Anido, Jr., Ph.D.	57	President and Chief Executive Officer	2001
Kathleen D. LaPorte	48	Partner, New Leaf Venture Partners, LLC	2002
Richard C. Williams	66	President, Conner-Thoele Limited	2002

Class III Directors
Dean J. Mitchell	54	Retired	2004
Wayne I. Roe	59	General Partner of DFJ InCube Ventures, Inc.	1998*

*	Dr. McGraw and Mr. Roe resigned as directors on November 19, 2002 in connection with the closing of a private placement financing and were re-appointed as directors in December 2002.

Class I Directors

Peter Barton Hutt has served on our Board since November 2002. Mr. Hutt is senior counsel specializing in food and drug law in the Washington, D.C. based law firm of Covington & Burling. From time to time, Covington & Burling provides legal services to us. Mr. Hutt joined Covington & Burling in 1960 and was named partner in 1968, leaving from 1971 to 1975 to serve as Chief Counsel for the U.S. Food and Drug Administration, or the FDA, and returning to Covington & Burling in September 1975. Mr. Hutt is the co-author of a casebook used to teach food and drug law throughout the country and teaches a full course on the subject annually at Harvard Law School. Mr. Hutt received a B.A. from Yale University and a LL.B. from Harvard University. In addition, Mr. Hutt received a Master of Laws degree in Food and Drug Law from New York University Law School.

In the past five years, Mr. Hutt has served as a member of the boards of directors of Momenta Pharmaceuticals, Inc., Xoma Ltd., CV Therapeutics, Inc., Favrille, Inc., Introgen Therapeutics, Inc., and Celera Corporation, all of which are public companies. Mr. Hutt brings to the Board extensive experience and knowledge in the area of food and drug law.

Benjamin F. McGraw, III, Pharm.D. has served on our Board since April 2000, except for the period from November 2002 to December 2002. Dr. McGraw is the managing member of Long Shadows Asset Management, LLC, a registered investment advisor. Prior to this, Dr. McGraw was President and Chief Executive Officer since 1994, director since 1996, and Treasurer since 2006, of Valentis, Inc., a biotechnology company, until Valentis, Inc. was acquired by Urigen Pharmaceuticals, Inc., in July 2007. Prior to this, Dr. McGraw was Corporate Vice President for Corporate Development of Allergan, Inc., a public specialty pharmaceutical company focusing on ophthalmology, dermatology and neuromuscular indications, which we refer to as Allergan. Prior to this, he was an equity analyst and a fund manager at Carerra Capital Management. Prior to this, he was Vice-President, Development for Marion Laboratories and Marion, Merrell Dow, both of which were public companies. Dr. McGraw received a B.S. and a Doctor of Pharmacy from the University of Tennessee Center for the Health Sciences, where he also completed a clinical practice residency.

In the past five years, Mr. McGraw has served as a member of the boards of directors of Valentis, Inc. and Urigen, Inc. both of which are public companies and as a managing member of Long Shadow Asset Management, LLC, which is a registered investment advisor. Dr. McGraw brings to the Board extensive experience in the biotechnology industry, as well as extensive experience in accounting and finance issues, and is an “audit committee financial expert” as defined by the rules of the SEC.

Andrew J. Perlman, M.D., Ph.D. was appointed to our Board in April 2006. Dr. Perlman is the co-founder, and has served since October 2004 as the Chief Executive Officer, of Innate Immune, Inc., a private company engaged in the discovery and development of therapeutics for asthma and autoimmune diseases. Dr. Perlman served in various senior management positions, culminating as Executive Vice President, at Tularik, Inc., a public biotechnology company, from 1993 through October 2004, except from February 2002 to October 2002, when he served as the Chief Executive Officer and a member of the board of directors of Affymax, Inc., a private biopharmaceutical company. While at Tularik, Inc., Dr. Perlman’s principal responsibilities were in the areas of clinical research and business development in which he provided medical input and strategy for all of Tularik, Inc.’s clinical projects, and played an active role in Tularik, Inc.’s financing activities and in its merger with Amgen, Inc. in 2004. Prior to 1994, Dr. Perlman was a Senior Director of Clinical Research at Genentech, Inc., a public company, and served as a faculty member in the Department of Medicine at Stanford University. Dr. Perlman received an M.D. and a Ph.D. in Physiology from New York University.

Dr. Perlman brings to the Board extensive experience in the biotechnology industry, specifically in the area of drug discovery and development.

Class II Directors

Vicente Anido, Jr., Ph.D. has served as our President and Chief Executive Officer and on our Board since December 2001. From June 2000 to September 2001, Dr. Anido was general partner for Windamere Venture Partners. From 1996 to 1999, Dr. Anido served as President and Chief Executive Officer of CombiChem, Inc., a private biotechnology company. From 1993 to 1996, he served as President of the Americas Region of Allergan. Dr. Anido received a B.S. in Pharmacy from West Virginia University and a Ph.D. in Pharmacy Administration from the University of Missouri.

In the past five years, Dr. Anido has served as a member of the board of directors of Apria Healthcare, Inc., a public company. Dr. Anido brings to the Board extensive experience in the areas of sales and marketing, business development, equity and debt transactions, fund raising.

Kathleen D. LaPorte has served on our Board since November 2002. Ms. LaPorte is a Partner of New Leaf Venture Partners, LLC. Previously, Ms. LaPorte was a General Partner of the Healthcare Technology Group of the Sprout Group, which she joined in 1993 and became a General Partner of in 1994. Between 1987 and 1993, Ms. LaPorte was a principal at Asset Management Company, a venture capital firm focused on early-stage investments. Previously, Ms. LaPorte was a financial analyst with The First Boston Corporation. Ms. LaPorte received a B.S. from Yale University and an M.B.A. from Stanford University Graduate School of Business.

In the past five years, Ms. Laporte has served as a member of the boards of directors of Affymax, Inc., Transcept Pharmaceuticals, Inc., VNUS Medical Technologies, Inc., eHealth, Inc. and Adeza BioMedical Corp., which later merged with Cytyc Corp., all of which are public companies, as well as Prometheus Laboratories, Inc., which is a private company. Ms. LaPorte brings to the Board extensive experience in the areas of venture capital and fund raising.

Richard C. Williams has served on our Board since December 2002 and as Chairperson of our Board since July 2004. In 1989, Mr. Williams founded Conner-Thoele Limited, a consulting and financial advisory firm specializing in the healthcare industry and pharmaceutical segment, and since 1989, Mr. Williams has served as President of Conner-Thoele Limited. From 2000 to April 2001, Mr. Williams also served as Vice Chairman-Strategic Planning and director of King Pharmaceuticals, Inc., a public company. From 1992 to 2000, Mr. Williams served as Chairman and director of Medco Research, a then-public cardiovascular pharmaceutical development company, prior to its acquisition by King Pharmaceuticals, Inc. in 2000. From 1997 to 1999, Mr. Williams was Co-Chairman and a director of Vysis, Inc., a then-public genetic biopharmaceutical company. Prior to founding Conner-Thoele Limited, Mr. Williams held various operational and financial management officer positions with Abbott Laboratories, Erbamont, N.V., and American Hospital Supply Corporation, all of which are public companies and Field Enterprises, Inc., a private company. Mr. Williams received a B.A. from DePauw University and an M.B.A. from the Wharton School of Finance.

In the past five years, Mr. Williams has served as a member of the boards of directors of Adamis Pharmaceuticals Corporation, Cellegy Pharmaceuticals, Inc. and EP Med Systems, all of which are public companies Mr. Williams brings to the Board extensive experience in the biotechnology industry, specifically in the areas of overall strategy and investor relations, as well as extensive experience in accounting and finance issues, and is an “audit committee financial expert” as defined by the rules of the SEC.

Class III Directors

Dean J. Mitchell was appointed to our Board in July 2004. In July 2006, Mr. Mitchell assumed the role of President and Chief Executive Officer of Alpharma Inc., a public global specialty pharmaceutical company, and was also appointed a member of its board of directors. Alpharma Inc. was acquired by King Pharmaceuticals, Inc. in December 2008, and Mr. Mitchell ceased to be an officer and a director of Alpharma Inc. on December 29, 2008. Prior to this, he was President and Chief Executive Officer of Guilford Pharmaceuticals Inc., a public company, from December 2004 until its acquisition by MGI Pharma Inc., a public company, in October 2005, and was a non-executive director of MGI Pharma Inc. until its acquisition by Eisai Co., Ltd. in January 2008. Mr. Mitchell was at Bristol-Myers Squibb, a public company, from 2001 until 2004 in several roles including President International, President U.S. Primary Care and Vice President, Strategy. He also spent 15 years at Glaxo SmithKline, a public company, and its predecessor companies, most recently as Senior Vice President, Clinical Development and Product Strategy from 1999 to 2001, and prior to that as Vice President and General Manager, Specialty Divisions, Strategic Planning and Business Development, from 1995 to 1999. He received an M.B.A. from City University Business School, in London, U.K., and a B.Sc. degree in Biology from Coventry University, U.K.

In the past five years, Mr. Mitchell has served as a member of the boards of directors of Alpharma, Inc., Guilford Pharmaceuticals, Inc., MGI Pharma Inc., and Talecris Biopharmaceuticals, all of which are public companies. Mr. Mitchell brings to the Board extensive experience in the pharmaceutical industry, specifically in the areas of management, sales and marketing and clinical development.

Wayne I. Roe has served on our Board since June 1998, except for the period from November 2002 to December 2002. Mr. Roe was Senior Vice President for United Therapeutics Corporation, a public biotechnology company, from November 1999 to November 2000. From November 1988 to March 1999, Mr. Roe founded and served in various management positions at Covance Health Economics and Outcome Services, a consulting firm for life sciences companies, last serving as Chairman of the board of directors. Mr. Roe has been a general partner of DFJ InCube Ventures, Inc., a medical device-focused venture capital firm, since 2008. Mr. Roe received an M.A. in Political Economy from the State University of New York and an M.A. in Economics from the University of Maryland.

In the past five years, Mr. Roe has served as a member of the boards of directors of Aradigm, Inc., Favrille, Inc., and Celera Corporation, all of which are public companies. Mr. Roe brings to the Board extensive experience in the pharmaceutical and medical device industries, specifically in the areas of development and commercialization of pharmaceutical and medical device products, as well as extensive experience in accounting and finance issues.

Other Executive Officers

Marvin J. Garrett (59) has served as our Vice President, Regulatory Affairs, Quality & Compliance since June 1999. From May 1994 to June 1999, Mr. Garrett was Vice President, Regulatory Affairs and Clinical Research for Xoma, Ltd., a public biotechnology company. From 1990 to 1994, he was President and General Manager of Coopervision Pharmaceutical, a division of the Cooper Companies, Inc. Prior to joining Coopervision Pharmaceutical, Mr. Garrett was Vice President of Regulatory Affairs, Clinical Research and Quality for Iolab Pharmaceuticals, a Johnson & Johnson Company, and also Director of Regulatory Affairs for Allergan. Mr. Garrett received a B.S. in Microbiology from California State University, Long Beach.

Timothy R. McNamara, Pharm.D. (54) has served as our Vice President, Clinical Research and Medical Affairs since November 2006, and previously served as Director, Medical Affairs, from November 2004 to November 2006. Dr. McNamara was Director, Medical Affairs at Amgen Inc., a public company, from June 2001 to July 2004. Prior to that, Dr. McNamara was at Bristol-Myers Squibb, a public company, from June 1989 to January 1998, where he last served as Director, Advance Health Care Services in the Department of Medical Affairs, and served as Senior Director of Medical Affairs for Searle, a private company, from February 1998 to May, 2000, and was Chief Executive Officer of PRN Inc., a private contract research organization, from June 2000 to June 2001. Dr. McNamara also held the position of Associate Professor at St. Louis College of Pharmacy and Samford University, and Clinical Pharmacist for the Program on Aging at Jewish Hospital and Washington University, School of Medicine, St. Louis. Dr. McNamara received a B.S. in Pharmacy and a Pharm.D. from University of Missouri, Kansas City.

Kathleen McGinley (60) has served as our Vice President, Human Resources and Corporate Services, since November 2003. From January 2003 to November 2003, Ms. McGinley served as a consultant to us. From May 2000 to January 2003, Ms. McGinley served as Director and Vice President, Human Resources for Littlefeet, Inc., a private company. From December 1999 to May 2000, Ms. McGinley served as Director of Human Resources for Combi-Chem/Dupont Pharmaceuticals, a private company. Ms. McGinley received an M.S. from the University of Tennessee, Knoxville.

Kirk McMullin (56) has served as Vice President, Operations since August 2002. From 1995 to 2002, Mr. McMullin was Vice President, Worldwide Manufacturing Support for Allergan. Mr. McMullin received a B.A. from Humboldt State University.

Thomas A. Mitro (52) has served as our Vice President, Sales & Marketing since July 2002. From 1980 to 2002, Mr. Mitro held several positions at Allergan, including Vice President, Skin Care, Vice President, Business Development and Vice President, e-Business. Mr. Mitro received a B.S. degree from Miami University.

Lauren P. Silvernail (51) has served as our Chief Financial Officer and Vice President, Corporate Development since March 2003. From 1995 to March 2003, Mrs. Silvernail served in various operating and corporate development positions for Allergan, most recently serving as Vice President, Business Development. From 1989 to 1994, she was a general partner at Glenwood Ventures and served as a director and operating manager for several of its portfolio companies. Mrs. Silvernail received an M.B.A. from the University of California, Los Angeles.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Board Leadership

In accordance with our Amended and Restated Corporate Governance Principles, at such times as an independent director is serving as Chairperson of the Board, the leadership of the Board is the responsibility of the Chairperson. If a non-independent director is serving as Chairperson of the Board, the Board shall designate one of the independent directors to be the “lead independent director.” The lead independent director will periodically help schedule and conduct separate meetings of the independent directors and perform such other duties as the Board may designate from time to time.

Mr. Williams, who is an independent director, has served as Chairperson of the Board since July 2004. We believe that this leadership structure provides the appropriate level of independent oversight necessary to ensure that the Board meets its fiduciary obligations to our stockholders, that the interests of management and our stockholders are properly aligned, and that we establish and follow sound business practices and strategies that are in the best interests of our stockholders.

A copy of our Amended and Restated Corporate Governance Principles is available on our website free of charge at www.istavision.com.

The Board’s role in our risk oversight process includes receiving regular reports from members of senior management on areas of material risk to us, including operational, financial, legal and regulatory, and strategic and reputation risks. The full Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from the appropriate “risk owner” within the organization to enable it to understand our risk identification, risk management and risk mitigation strategies. When a committee receives the report, the Chairperson of the relevant committee reports on the discussion to the full Board during the committee portion of the next Board meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships. As part of its charter, the Audit Committee discusses our policies with respect to risk assessment and risk management.

A copy of our Audit Committee charter is available on our website free of charge at www.istavision.com.

In considering whether to recommend any candidate for inclusion in the Board’s slate of recommended director nominees, including candidates recommended by our stockholders, the Nominating and Corporate Governance Committee will apply the criteria set forth in our Amended and Restated Corporate Governance Principles. These criteria include the candidate’s integrity, business acumen, age, experience, commitment, diligence, conflicts of interest and the ability to act in the interests of all of our stockholders. We believe that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. Nominees are not discriminated against on the basis of race, religion, national origin, sexual orientation, disability or any other basis proscribed by law.

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee comprised of Richard C. Williams (Chairperson), Benjamin F. McGraw, III, Pharm.D. and Wayne I. Roe, all of whom meet the definition of “independent” set forth in Rule 5605(a)(2) of the NASDAQ Listing Rules, as well as Section 10A(m) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10A-3 there under. The Board has also designated Mr. Williams and Dr. McGraw as our “audit committee financial experts,” as defined by the rules of the SEC. The Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors.

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

Code of Ethics

Our Board adopted our Code of Ethics and Conduct which applies to our principal executive officer and our principal financial officer and principal accounting officer, as well as to all of our other employees. A copy of the Code of Ethics and Conduct is available on our website free of charge at www.istavision.com. If any substantive amendments are made to the written code of ethics, or if any waiver (including any implicit waiver) is granted from any provision of the Code of Ethics and Conduct for our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website at www.istavision.com or in a Current Report on Form 8-K.

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

Compensation Elements

Our compensation program is designed to be simple, straightforward and fair, and consists of the following elements:

•	base salary;

•	annual cash bonus;

•	long-term incentives;

•	a nominal perquisite; and

•	employment and change-in-control agreements.

Target Pay and Mix for Compensation Elements

The Compensation Committee reviews both total compensation and each element of compensation when making pay decisions and recommendations to our Board. Although actual compensation can be above or below targets based on individual and Company performance, retention considerations and executive experience, we generally target the following percentiles for compensation for our executives:

•

Base salary is targeted at the 50th percentile of our peer group of comparable companies in the life sciences field that are of similar size, revenue and amount spent on research and development to us (see also “Role of the Compensation Consultant in the Compensation Determination Process” below) to ensure that we provide a competitive pay package and provide executives with a level of security for at least a portion of their pay;

•	The annual cash bonus is targeted at the 75th percentile of our peer group in the event of superior performance to ensure that superior performance is incentivized and rewarded;

•	The annual long-term incentive grant is targeted at the 50th percentile of our peer group to reflect our emphasis on our long-term growth; and

•	Our perquisites are nominal and our employment and change-in-control agreements are targeted at the median of our peer group.

In allocating compensation among these elements, we have pursued an overall compensation strategy for executives that emphasizes incentive, not fixed, compensation as illustrated by the following:

•

The base salary of our chief executive officer, or Chief Executive Officer, is only 44% his total 2009 compensation package, with the remaining 56% based on incentive compensation (based on 2009 base salary, 2009 annual bonus paid in 2010, and the value of long-term incentives granted in 2009);

•

The base salaries of our other Named Executive Officers (each of whom, in addition to our CEO, are identified in the Summary Compensation Table below), on average, were 56% of their total 2009 compensation package, with the remaining 44% based on incentive compensation (based on 2009 base salary, 2009 annual bonus paid in 2010, and the value of long-term incentives granted in 2009); and

•

We have also emphasized long-term compensation over short-term compensation given that we are in our early stages of growth where a long-term focus is critical and given that we attract executives who are generally more motivated by long-term compensation over short-term compensation.

Compensation Element Details

Base Salary

We pay base salaries to reward executives for performing the core responsibilities of their positions and to provide them with a level of security with respect to a portion of their total compensation. The primary factors considered by the Compensation Committee in establishing or making recommendations to the Board regarding base salaries are:

•	individual and Company performance;

•	executive experience, position criticality and overall responsibility of the executive;

•	comparable company and survey peer group data; and

•	internal equity among positions.

Named Executive Officer salaries are considered for adjustment annually as part of our annual review process. The base salary of our CEO is recommended by the Compensation Committee and approved by the Board. The base salaries of all other Named Executive Officers are approved by the Compensation Committee. The Compensation Committee reviewed the base salaries for the Named Executive Officers for the fiscal year ended December 31, 2008, and determined that not all Named Executive Officers met the objective to provide base salaries at the 50th percentile of our peer group. However, in light of the economic climate and the importance of FDA approval to market Bepreve™ in the U.S., the Compensation Committee recommended, and the Board approved, not to award merit increases to all employees until such time as Bepreve obtained approval from the FDA. Bepreve was approved for marketing in the U.S. by the FDA in the fall of 2009. Once Bepreve was approved, Named Executive Officer salaries were reviewed again using more current data. At that time, the Compensation Committee approved merit increases for our Named Executive Officers other than the CEO, ranging from 3.0% to 6.0% based on year to date performance as well as market data.

Annual Cash Bonus Plan

In February 2009, the Board, upon recommendation of the Compensation Committee, adopted a cash bonus plan, or the Bonus Plan. Under the Bonus Plan, participating executive officers and employees were eligible to earn cash bonus compensation based on 2009 Company and individual performance. The Bonus Plan is designed to reward achievement of predetermined Company and individual objectives. No bonus is guaranteed to any executive.

In 2009, the Bonus Plan was weighted on achievement of specific financial goals that we believe are appropriate for a commercial pharmaceutical company of our size. For 2009, funding for the Bonus Plan was weighted 60% on achievement of specific financial goals and 40% on achievement of specific milestones, as discussed further below. Under the Bonus Plan, executives were eligible to receive all or a portion of a target bonus expressed as a percentage of their respective base salaries.

With respect to our 2009 financial goals (60% of the total bonus opportunity), the Board, upon recommendation of the Compensation Committee, adopted guidelines to determine tiered funding based on achieving net revenue of $97.0 million and net loss not exceeding $7.7 million, excluding the valuation of the warrants issued in connection with the Facility Agreement dated September 26, 2008 by and between the Company and the lenders named therein. Achievement is measured based on a percentage of the target amounts indicated in the preceding sentence, with 70% achievement being the minimum and yielding an initial funding of 70% of the Bonus Plan. However, regardless of any minimum funding amounts and objective achievement determinations, Bonus Plan funding continues to be at the discretion of the Board. The portion of the funding of the Bonus Plan that was based on milestones (40% of the total bonus opportunity) involved obtaining FDA approval to market Bepreve in the U.S. The Board considered these goals and milestones as challenging to achieve, and designed such goals and milestones to focus executive attention on key accomplishments that could enhance our long-term value. Under the pre-established funding guidelines for the financial portion of the Bonus Plan (60% of the total bonus opportunity) and the milestone portion of the Bonus Plan (40% of the total bonus opportunity), the funding of the Bonus Plan was at 140% for fiscal 2009.

Once the Board has established the funding level for the Bonus Plan, individual determinations of bonuses are calculated for the CEO and the other Named Executive Officers based on their achievement of corporate and specific goals appropriate to their roles in the Company. The CEO’s goals are identical to our funding goals, so he is measured 60% on financial performance and 40% on achievement of our specific milestone goals. Other Named Executive Officers’ goals are based on other personal objectives, as described further in the table below. The Compensation Committee and the Board considered these personal objectives as challenging to achieve, and designed such personal objectives to focus executive attention on key accomplishments that will enhance our long-term value.

The 2009 personal objectives for each of our Named Executive Officers, along with their relative weight and level of achievement, are as follows:

Named Executive Officer	Position	2009 Base Salary	Incentive Target(1)	Objective	Objective Weight		Level of Achievement
Vicente Anido, Jr., Ph.D.	President and Chief Executive Officer	$517,390	65%	Company to achieve total net revenue of $97.0 million and net loss of $7.7 million (excluding warrant valuation expense) Company to obtain FDA approval for Bepreve	60 40	% %	100 100	% %

Lauren P. Silvernail	Chief Financial Officer and Vice President, Corporate Development	$302,078	50%

Manage department and corporate expenses to ensure achievement of the Company’s financial targets

Finalize supply agreement negotiations with Otsuka

Leverage growth of the Company’s stock by identifying and evaluating new business development opportunities

Expand the capabilities and staffing levels in the finance organization to support doubling of our current business levels

Expand investor relations activities after the approval of Bepreve

					20 20 20 20 20	% % % % %	100 100 100 100 100	% % % % %

Named Executive Officer	Position	2009 Base Salary	Incentive Target(1)	Objective	Objective Weight		Level of Achievement
Marvin J. Garrett	Vice President, Regulatory Affairs, Quality, and Compliance	$305,116	40%	Company to obtain FDA approval for Bepreve File sNDA for XiDay™ Complete T-Pred™ Phase III study Manage department expenses to ensure achievement of the Company’s financial targets	60 20 10 10	% % % %	100 100 0 100	% % % %
Thomas A. Mitro	Vice President, Sales and Marketing	$301,852	45%	Company to achieve total net revenue of $97.0 million Expand sales force and launch Bepreve Manage department expenses to ensure achievement of the Company’s financial targets	60 30 10	% % %	100 100 100	% % %
Timothy R. McNamara	Vice President, Clinical Research and Medical Affairs	$295,950	40%	Company to obtain FDA approval for Bepreve File sNDA for XiDay Complete T-Pred Phase III study Manage department expenses to ensure achievement of the Company’s financial targets	60 20 10 10	% % % %	100 100 0 100	% % % %

(1)	Targets expressed as a percentage of the executive officer’s 2009 base salary.

The Compensation Committee was responsible for evaluating the individual performance of the CEO for the 2009 fiscal year and for submitting to the Board the Compensation Committee’s recommendation regarding the amount of the cash bonus payable to the CEO under the Bonus Plan. The Compensation Committee’s recommendations were initially based upon the Company’s actual level of achievement of the Company’s financial and milestone goals, with achievement of 100% of a Company goal initially yielding 100% funding of the portion of the CEO’s bonus represented by that particular target. However, following that objective determination, the Compensation Committee also considered other relevant factors when submitting its recommendations to the Board, and adjusted the recommended amount accordingly. The adjustment accounts for other factors that may have impacted Company performance and the CEO’s role in achieving those results. Thus, the Compensation Committee used a quantitative approach to measure achievement of objective criteria, but also exercised appropriate discretion in recommending and determining performance compensation, and can recommend a bonus in excess of or less than the previously established target bonus or the amounts resulting from the personal objective achievement calculations. The Board has the final authority to approve the Compensation Committee’s recommendation regarding the amount of the cash bonus payable, if any, to the CEO under the Bonus Plan. For fiscal 2009, the Board approved the Compensation Committee’s recommendations for the CEO’s cash bonus amount without change.

The CEO was responsible for evaluating each participating executive officer’s 2009 performance and for submitting to the Compensation Committee his recommendations regarding the amount of the cash bonus payable to each such executive officer. The CEO’s recommendations were initially based upon the CEO’s assessment of each executive officer’s actual level of achievement of his or her individual objectives for 2009, with achievement of 100% of a performance target yielding an initial funding of the portion of the individual’s bonus represented by that particular target equal to 100% multiplied by the overall percentage of Bonus Plan funding. However, following that objective determination, the CEO also considered other relevant factors when submitting his recommendations to the Compensation Committee, and adjusted the recommended amount accordingly. The adjustment accounts for other factors that may have impacted performance and the executive officer’s role in achieving Company results. Thus, the CEO used a quantitative approach to measure achievement of objective criteria, but also exercised appropriate discretion in recommending and determining performance compensation, and can recommend bonuses in excess of or less than the previously established target bonuses or the amounts resulting from the objective achievement calculations. The Compensation Committee has the final authority to approve the CEO’s recommendations regarding the amount of the cash bonus, if any, payable to each executive officer under the Bonus Plan. For fiscal 2009, the Compensation Committee approved the CEO’s recommendations for the other Named Executive Officers’ cash bonus amounts without change.

Long-Term Incentives

Our 2004 Performance Incentive Plan provides for the grant of stock options, restricted stock awards and performance shares to qualified employees and officers. Equity awards, which may include stock options and restricted stock grants, are provided to executive officers and other employees both as a reward for past individual and Company performance and as an incentive for future performance. The Compensation Committee believes that stock-based performance compensation arrangements are essential for aligning the interests of management and the stockholders in enhancing the value of our company. Long-term incentive rewards are also used to help retain employees through the use of vesting.

We will not time or select the grant dates of any stock options or stock-based awards in coordination with our release of material non-public information, nor will we have any program, plan or practice to do so. In 2006, the Compensation Committee adopted specific policies regarding the grant dates of stock options and stock-based awards for our executive officers and employees:

New Hire Grants: The grant date of all awards to newly hired executive officers and employees is the date on which the individual commences employment with us (or the next succeeding business day that the NASDAQ is open). The exercise price of all new hire stock options equals the closing price of our common stock on the grant date.

Annual Grants: The Compensation Committee approves the annual award grants to our executive officers and our CEO, having been delegated the authority by the Compensation Committee, approves the annual award grants to employees at one or more meetings. The grant date of the annual awards for the CEO and the Named Executive Officers is the date the Board approves the grant. The grant date of all other annual awards is the date the CEO, having been delegated the authority by the Compensation Committee, approves the grant. Both approvals occur during the first quarter following the calendar year in accordance with our compensation review timeline.

While we have historically targeted the 50th percentile of our peer group using the Black-Scholes model for valuation, the Compensation Committee recommended and our Board agreed, to grant substantially less shares to executives in 2009 due to several factors including the economic climate, performance, and impact on dilution if the 50th percentile were targeted.

In 2009, long-term incentive awards were delivered in the form of both stock options and restricted stock awards, with the following weightings:

Long-term Incentive Instrument	Approximate Percentage of Total Award Value (Assumes 3 to 1 Ratio of Options to Restricted Stock)
Stock Options	60%
Restricted Stock	40%

Stock options for annual performance grants vest 1/48th per month over 48 months (four years) and restricted stock vests 25% per year over four years.

Restricted stock is included in our long-term incentive mix because:

•

the volatility of our common stock causes a high expense value for a stock option, which could create a situation where the cost to us of issuing an option could exceed the value ultimately delivered to employees;

•

restricted stock has more retentive value in the event of a downturn in the stock markets and helps align employee thinking with a true stockholder in that employees would not only have an interest in increasing the value of the stock, but also an interest in avoiding price declines; and

•

the competitive marketplace is using restricted stock for at least a portion of the long-term incentive award and we want to ensure that our long-term incentive package remains competitive with the market.

Despite these potential advantages of restricted stock, the Compensation Committee still believes that continuing to grant a high percentage of the total long-term incentive package in stock options is important to ensure that employees are appropriately motivated to increase our long-term value.

Decisions around the size of long-term incentive awards for the CEO are made by the Board, upon recommendation of the Compensation Committee, after careful consideration of the following factors:

•	Company and individual performance;

•	comparable company and survey peer group data;

•	retention considerations;

•	impact on dilution; and

•	existing equity holdings of the executive.

Decisions around the size of long-term incentive awards for the other Named Executive Officers are made by the Compensation Committee after careful consideration of the following factors:

•	Company and individual performance;

•	the CEO’s recommendations;

•	comparable company and survey peer group data;

•	retention considerations;

•	internal equity;

•	executive potential;

•	impact on dilution; and

•	existing equity holdings of the executive.

The CEO was granted 36,350 restricted shares and options to purchase 163,650 shares of common stock in 2009. Other Named Executive Officers received restricted stock grants ranging from 8,000 to 16,700 and option grants ranging from 36,000 to 61,350 in 2009.

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

Employment and Change-in-Control Agreements

We have executive employment agreements, or the Executive Employment Agreements, with our CEO and each of the other Named Executive Officers. We believe these Executive Employment Agreements provide a competitive total compensation package for the Named Executive Officers and provide the Named Executive Officers with personal financial security in the event that the Company makes a decision, such as selling the Company or making an acquisition, that may impact the Named Executive Officer’s position with the Company. The level of benefit provided under the Executive Employment Agreements was established after a careful review of employment agreements with executives at comparable companies and after quantifying our financial exposure under the Executive Employment Agreements in the event of a termination of the executive’s employment under a variety of circumstances.

Each Executive Employment Agreement provides for an annual base salary and eligibility to receive an annual target bonus and equity awards. Annual adjustments to base salary, and determination of bonuses and equity awards, are at the discretion of our Board, with respect to the CEO, and the discretion of the Compensation Committee, with respect to the other Named Executive Officers.

Each Named Executive Officer’s employment may be terminated at any time with or without cause, or by reason of death or disability, and each Named Executive Officer may voluntarily resign at any time with or without good reason. Each Executive Employment Agreement provides for specific benefits under a variety of termination scenarios. A detailed description and quantification of those potential benefits is described on pages 20 to 25 of this Amendment No. 1 to Form 10-K.

Compensation Determination Process

Role of the Compensation Committee

The Compensation Committee of the Board, comprised of three independent directors, oversees our executive compensation programs. These programs include base salary for executive officers, both annual and long-term incentive compensation programs, perquisites, and employment and change-in-control agreements. The CEO’s total compensation is recommended by the Compensation Committee and approved by the Board. The compensation of all other Named Executive Officers is recommended by the CEO and approved by the Compensation Committee. See also “Compensation Element Details” above and “Role of Management in the Compensation Determination Process” below.

The specifics of the responsibilities of the Compensation Committee can be found in the Compensation Committee’s charter located on our website at www.istavision.com. The Compensation Committee meets regularly regarding compensation issues and regularly receives input from its independent compensation consultant, Pearl Meyer & Partners, or PM&P.

Role of Management in the Compensation Determination Process

Management plays a limited role in the compensation determination process. The CEO prepares annual reviews for senior executives and makes compensation recommendations for those executives that report directly to him to the Compensation Committee. At the request of the Compensation Committee, management occasionally makes proposals to the Compensation Committee regarding incentive targets, incentive plan structure and other compensation related matters.

Role of the Compensation Consultant in the Compensation Determination Process

In 2009, the Compensation Committee engaged PM&P as its independent, objective compensation consultant. PM&P reports directly to the Chairperson of the Compensation Committee and does not provide any services to us other than those requested by the Chairperson of the Compensation Committee or his or her designee. PM&P assists the Compensation Committee and management in understanding compensation concepts, management proposals relating to changes in compensation, and changing regulatory requirements. Primary services provided to the Compensation Committee by PM&P in 2009 included:

•

recommended changes to the peer group of comparable companies in the life sciences field that were of similar size, revenue and amount spent on research and development, to us. Three companies were removed from the list and three companies were added. Comparable companies used in the 2009 compensation analyses were Auxilium Pharmaceuticals, Inc., Depomed, Inc., DURECT Corporation, Inspire Pharmaceuticals, Inc., Jazz Pharmaceuticals, Inc., Noven Pharmaceuticals, Inc., Pain Therapeutics, Inc., POZEN Inc., Questcor Pharmaceuticals, Inc., Santarus, Inc., and VIVUS Inc;

•	a competitive analysis of compensation for each executive utilizing comparable company compensation data, and size and industry appropriate broad survey data;

•	assistance with the preparation of our executive compensation disclosures;

•	a competitive analysis of board of director’s compensation; and

•	general compensation advice.

Specifics of Compensation Determination Process

For 2009 and thus far in 2010, the compensation determination process followed by the Compensation Committee was as follows:

•

On January 26, 2009, the Compensation Committee reviewed guidelines prepared by management at the Compensation Committee’s request regarding tiered funding of the financial component of the Bonus Plan (representing 60% of the total Bonus Plan funding opportunity) based on different levels of financial performance. The Compensation Committee also reviewed proposed milestone goals (representing 40% of the total Bonus Plan funding opportunity). After discussion and deliberation, the Compensation Committee recommended that the Board approve the financial and milestone guidelines for the Bonus Plan, which were subsequently approved by the Board. Also on January 26, 2009, the Compensation Committee reviewed the compensation of the CEO. In considering the appropriate level of compensation of the CEO, the Compensation Committee reviewed the CEO’s total current compensation and the Company and the CEO’s performance, as well as peer group and survey data compiled by PM&P. The Chairperson of the Compensation Committee recommended a 2009 target bonus and a 2009 annual equity grant for the CEO based on the factors previously described. After discussion and deliberation, the Compensation Committee agreed with the Compensation Committee Chairperson’s recommendations, and made a recommendation to the Board on February 3, 2009 to approve the CEO’s 2009 target bonus and equity grant;

•	On February 3, 2009, the Board approved the CEO’s 2009 target bonus and equity grant, as recommended by the Compensation Committee;

•

On February 3, 2009, the Compensation Committee reviewed the compensation of the other Named Executive Officers. In considering the appropriate level of compensation for the other Named Executive Officers, the Compensation Committee reviewed the other Named Executive Officers’ total current compensation, the Company and each other Named Executive Officer’s performance and the CEO’s recommendations, as well as peer group and survey data compiled by PM&P. After discussion and deliberation, the Compensation Committee approved the CEO’s recommendations regarding the other Named Executive Officers’ 2009 target bonus and equity grants;

•

On September 18, 2009, the Compensation Committee reviewed the base salaries of the Named Executive Officers. In considering the appropriate level of compensation for the CEO, the Compensation Committee reviewed the CEO’s total current compensation and the Company and the CEO’s performance, as well as peer group and survey data compiled by PM&P. In considering the appropriate level of compensation for the other Named Executive Officers, the Compensation Committee reviewed the other Named Executive Officers’ total current compensation, the Company and each other Named Executive Officer’s performance and the CEO’s recommendations, as well as peer group and survey data compiled by PM&P. After discussion and deliberation, the Compensation Committee approved the CEO’s recommendations regarding the other Named Executive Officers’ base salaries for 2009. Also on September 18, 2009, the Compensation Committee reviewed the compensation of the independent directors. In considering the appropriate level of compensation for the independent directors, the Compensation Committee reviewed the peer group and survey data compiled by PM&P. After discussion and deliberation, the Compensation Committee recommended that the Board approve the increases in the cash and equity compensation to be received by the independent directors for 2009;

•	On October 8, 2009, the Board approved the Compensation Committee’s recommendation with respect to the CEO’s base salary for 2009;

•

On January 28, 2010, the Compensation Committee reviewed our performance against the pre-established goals for funding of the Bonus Plan and, after discussing and reviewing the guidelines for the financial and milestone portions of the total Bonus Plan opportunity, the Compensation Committee determined and recommended to the Board that the Bonus Plan be funded at 140%. Also on January 28, 2010, the Compensation Committee reviewed and discussed the performance of the CEO in 2009 against the accomplishment of our goals in 2009, and recommended to the Board that the CEO receive a bonus of 147% of his target bonus;

•

On February 2, 2010, the Board approved that the Bonus Plan be funded at 140%, as recommended by the Compensation Committee. Also on February 2, 2010, the Board approved the CEO’s bonus at 147% of his target bonus, as recommended by the Compensation Committee;

•

On February 2, 2010, the Compensation Committee approved the other Named Executive Officers’ bonuses, which ranged from 138% to 148% of their target bonuses, depending on the achievement of their personal objectives; and

•	On February 2, 2010, the Board approved the maximum achievement levels for the 2010 non-equity incentive plan with a maximum target of 200%.

Reducing the Possibility for Excessive Risk-Taking

The Compensation Committee has determined that the risks arising from the compensation policies and practices for employees of the Company are not reasonably likely to have a material adverse effect on the Company as a whole.

The Compensation Committee noted several design features of our cash and equity incentive programs that reduce the likelihood of excessive risk-taking:

•	the program design provides a balanced mix of cash and equity, annual and long-term incentives;

•	we set performance goals that we believe are reasonable in light of past performance and market conditions;

•	equity grants typically vest over a four-year period to encourage our executives to maintain a long-term perspective;

•

we use restricted stock for a significant portion of our equity award mix because restricted stock retains value even in a depressed market and executives will be less likely to take unreasonable risks to get, or keep, options “in-the-money”;

•	the annual bonus plan has been modified so that maximum payout levels for 2010 bonuses are capped;

•	the Compensation Committee has downward discretion over incentive program payouts; and

•	for compensation benchmarking purposes, we employ an appropriate Peer Group derived from a standardized process.

Impact of Accounting and Tax

Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or the Code, may limit our ability to deduct for U.S. federal income tax purposes compensation in excess of $1,000,000 paid to our CEO and the other Named Executive Officers in any one fiscal year.

Section 162(m) of the Code places limits on the deductibility for U.S. federal income tax purposes of compensation paid to certain executive officers. In order to preserve our ability to deduct the compensation income associated with equity awards granted to such person, for the purposes of Section 162(m) of the Code, the 2004 Performance Incentive Plan provides that no employee may be granted, in any of one calendar year, options relating to more than 400,000 shares of common stock and restricted shares and performance shares relating to more than 100,000 shares of common stock. In addition, the 2004 Performance Incentive Plan provides that in connection with an employee’s initial employment, the employee may be granted options relating to up to 800,000 shares of common stock and restricted shares and performance shares relating to up to 200,000 shares of common stock. To the extent grants under the 2004 Performance Incentive Plan are in excess of these limitations, such excess shall not be exempt from the deductibility limits of Section 162(m) of the Code.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during fiscal year 2009 served as an officer, former officer or employee of us or any of our subsidiaries. During fiscal year 2009, none of our executive officers served as a member of the compensation committee of any other entity, one of whose executive officers served as a member of our Board or Compensation Committee, and none of our executive officers served as a member of the board of directors of any other entity, one of whose executive officers served as a member of our Compensation Committee.

Report of the Compensation Committee on Executive Compensation

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Form 10-K.

Compensation Committee:

Benjamin F. McGraw, III, Pharm.D. (Chairperson)

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

SUMMARY COMPENSATION TABLE

The following table summarizes aggregate amounts of compensation paid or accrued by us for the year ended December 31, 2009 for services rendered by our chief executive officer, chief financial officer and each of our other three most highly compensated executive officers as of the end of the last fiscal year whose total compensation exceeded $100,000, referred to in this Amendment No. 1 to Form 10-K collectively as the Named Executive Officers.

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Stock Awards ($)(1) (e)		Option Awards ($)(1) (f)		Non-Equity Incentive Plan Compensation ($)(2) (g)		All Other Compensation ($)(3) (i)		Total ($) (j)
Vicente Anido, Jr., Ph.D. President & CEO	2009 2008 2007	$ $ $	517,390 502,320 447,507	$ $ $	37,768 162,085 154,523	$ $ $	131,935 470,739 471,416	$ $ $	493,155 228,556 244,338	$ $ $	5,000 5,000 5,000	$ $ $	1,185,248 1,368,700 1,322,784
Lauren P. Silvernail Chief Financial Officer & Vice President, Corporate Development	2009 2008 2007	$ $ $	302,078 293,280 259,160	$ $ $	9,351 46,820 52,003	$ $ $	37,891 138,072 181,314	$ $ $	208,937 98,000 92,571	$ $ $	5,000 5,000 5,000	$ $ $	563,257 581,172 590,048
Marvin J. Garrett Vice President, Regulatory Affairs, Quality, and Compliance	2009 2008 2007	$ $ $	305,116 296,229 285,384	$ $ $	8,312 44,590 52,003	$ $ $	33,860 126,566 181,314	$ $ $	168,057 78,000 88,297	$ $ $	5,000 5,000 5,000	$ $ $	520,345 550,385 611,998
Thomas A. Mitro Vice President, Sales and Marketing	2009 2008 2007	$ $ $	301,852 288,206 274,482	$ $ $	17,351 58,859 59,432	$ $ $	49,460 156,338 176,278	$ $ $	201,597 110,000 110,561	$ $ $	5,000 5,000 5,000	$ $ $	575,260 618,403 625,753
Timothy R. McNamara Vice President, Clinical Research and Medical Affairs	2009 2008 2007	$ $ $	295,950 279,085 249,600	$ $ $	8,312 35,672 40,860	$ $ $	29,023 109,307 121,883	$ $ $	162,887 73,000 77,837	$ $ $	5,000 5,000 5,000	$ $ $	501,172 502,064 495,180

(1)

Represents the aggregate grant date fair value of option and stock awards for fiscal years 2009, 2008 and 2007 calculated in accordance with the provisions of FASB Accounting Standards Codification Topic 718 Compensation - Stock Compensation, or ASC 718. The assumptions used to calculate the fair value of option awards are disclosed in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(2)	Reflects the actual payouts for fiscal years 2009, 2008 and 2007, respectively, under the plan-based non-equity incentive plan.
(3)	Reflects payments with respect to the cost of tax preparation, financial planning or other non-reimbursable expenses at the Named Executive Officer’s discretion.

GRANTS OF PLAN-BASED AWARDS

The following table summarizes grants of awards pursuant to plans made to Named Executive Officers during the year ended December 31, 2009.

Name (a)	Grant Date(1) (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh)(3) (k)		Full Fair Value of Equity Award ($)(4)(5)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Vicente Anido, Jr., Ph.D.	2/3/2009 2/3/2009	N/A	$336,304	N/A	—	—	—	36,350	163,650	$ $	1.04 1.04	$ $	37,768 131,935
Lauren P. Silvernail	2/3/2009 2/3/2009	N/A	$151,039	N/A	—	—	—	9,000	47,000	$ $	1.04 1.04	$ $	9,351 37,891
Marvin J. Garrett	2/3/2009 2/3/2009	N/A	$122,046	N/A	—	—	—	8,000	42,000	$ $	1.04 1.04	$ $	8,312 33,860
Thomas A. Mitro	2/3/2009 2/3/2009	N/A	$135,833	N/A	—	—	—	16,700	61,350	$ $	1.04 1.04	$ $	17,351 49,460
Timothy R. McNamara	2/3/2009 2/3/2009	N/A	$118,380	N/A	—	—	—	8,000	36,000	$ $	1.04 1.04	$ $	8,312 29,023

(1)	Reflects the date of the grant for all stock options and restricted stock granted in 2009.
(2)

For Dr. Anido, target reflects 65% of base salary. For Mrs. Silvernail, target reflects 50% of base salary. For Mr. Mitro, target reflects 45% of base salary. For all other Named Executive Officers, target reflects 40% of base salary.

(3)	The exercise price of the option grants listed above corresponds with the closing price of our stock on the date of grant.
(4)

For option awards, this value reflects the Black-Scholes value as of the date of the grant, February 3, 2009. The assumptions used to calculate the Black-Scholes value of option awards are disclosed in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(5)

For restricted stock awards, this value reflects the grant date value. For all awards, the fair market value is $1.04 per share which reflects the fair market value as of the closing price as of the grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes outstanding equity awards held by Named Executive Officers as of December 31, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Vicente Anido, Jr., Ph.D						4,650	$21,204
						10,400	$47,424
						27,262	$124,315
						36,350	$165,756
	100,461	—	—	$20.00	12/21/2011
	595,000	—	—	$3.49	12/16/2012
	88,000	—	—	$9.41	02/05/2014
	95,601	—	—	$10.27	02/17/2015
	124,775	5,425	—	$6.77	02/16/2016
	66,300	27,300	—	$7.43	02/02/2017
	75,006	88,644	—	$4.46	02/08/2018
	34,093	129,557	—	$1.04	02/03/2019
Lauren P. Silvernail						1,400	$6,384
						3,500	$15,960
						7,875	$35,910
						9,000	$41,040
	165,000	—	—	$5.40	03/10/2013
	28,000	—	—	$9.41	02/05/2014
	20,000	—	—	$10.27	02/17/2015
	38,237	1,663	—	$6.77	02/16/2016
	25,500	10,500	—	$7.43	02/02/2017
	22,000	26,000	—	$4.46	02/08/2018
	9,791	37,209	—	$1.04	02/03/2019
Marvin J. Garrett						1,525	$6,954
						3,500	$15,960
						7,500	$34,200
						8,000	$36,480
	2,222	—	—	$7.56	03/14/2010
	1,700	—	—	$51.25	03/06/2011
	1,800	—	—	$22.50	10/29/2011
	2,000	—	—	$16.10	02/15/2012
	138,000	—	—	$3.49	12/16/2012
	21,000	—	—	$9.41	02/05/2014
	20,000	—	—	$10.27	02/17/2015
	41,591	1,809	—	$6.77	02/16/2016
	25,500	10,500	—	$7.43	02/02/2017
	20,166	23,834	—	$4.46	02/08/2018
	8,750	33,250	—	$1.04	02/03/2019

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Thomas A. Mitro						975	$4,446
						4,000	$18,240
						9,900	$45,144
						16,700	$76,152
	30,000	—	—	$8.50	06/21/2012
	164,000	—	—	$3.49	12/16/2012
	25,000	—	—	$9.41	02/05/2014
	18,000	—	—	$10.27	02/17/2015
	29,037	1,263	—	$6.77	02/16/2016
	24,791	10,209	—	$7.43	02/02/2017
	24,910	29,440	—	$4.46	02/08/2018
	12,781	48,569	—	$1.04	02/03/2019
Timothy R. McNamara						625	$2,850
						500	$2,280
						2,750	$12,540
						6,000	$27,360
						8,000	$36,480
	30,000	—	—	$11.00	11/15/2014
	14,087	613	—	$6.77	02/16/2016
	32,066	9,534	—	$6.42	11/17/2016
	17,141	7,059	—	$7.43	02/02/2017
	17,416	20,584	—	$4.46	02/08/2018
	7,500	28,500	—	$1.04	02/03/2019

1.	Initial stock option grants awarded to new executives vest over a 4-year period, with 25% vesting on the first anniversary of the initial grant and the remaining 75% vesting in 36 monthly installments. All other outstanding stock option grants vest in monthly increments over a 4-year period. All stock option grants have a 10-year term.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information concerning the exercise of stock options or vesting of restricted stock for each Named Executive Officer in 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Vicente Anido, Jr., Ph.D.	—	$—	18,938	$24,350
Lauren P. Silvernail	—	$—	5,775	$7,457
Marvin J. Garrett	—	$—	5,775	$7,541
Thomas A. Mitro	—	$—	6,275	$7,730
Timothy R. McNamara	—	$—	4,500	$7,083

Termination of Employment and Change-in-Control Agreements

CEO and Named Executive Officers, Excluding Mrs. Silvernail

In the event a Named Executive Officer’s (excluding Mrs. Silvernail) employment is terminated by us without cause absent a change-in-control of us, we will provide the following severance compensation and benefits:

•

A lump sum severance payment in an amount equal to 12 months base salary with respect to the CEO, and nine months base salary with respect to the other Named Executive Officers (excluding Mrs. Silvernail);

•

Health insurance premiums payable by us for continued health insurance coverage for such Named Executive Officer and all then insured dependents for a period of up to 12 months with respect to the CEO, and up to nine months with respect to the other Named Executive Officers (excluding Mrs. Silvernail). To be eligible for this coverage, such Named Executive Officers (excluding Mrs. Silvernail) must make a timely election to continue such coverage under COBRA and our obligation to pay the monthly health insurance premiums for continued group medical insurance ends when the Named Executive Officer becomes eligible for health insurance with a new employer; and

•	Outplacement services for one year, at our expense not to exceed $25,000, with a nationally recognized service selected by us.

In the event of a change-in-control of us and if within 24 months following such change-in-control the Named Executive Officer’s (excluding Mrs. Silvernail) employment is terminated by us without cause, or such Named Executive Officer (excluding Mrs. Silvernail) resigns for good reason within sixty days of the event forming the basis for such good reason termination, then we will provide the Named Executive Officer (excluding Mrs. Silvernail) with severance compensation and benefits consisting of:

•

For the CEO, a lump sum severance payment in an amount equal to 24 months base salary plus two times the greater of: (a) the target bonus to be earned for the year in which termination occurs, or (b) the bonus amount paid to the CEO in the prior year;

•

For other Named Executive Officers (excluding Mrs. Silvernail), 12 months base salary plus the greater of (a) one times the target bonus to be earned for the year in which termination occurs, or (b) one times the bonus amount paid the Named Executive Officer (excluding Mrs. Silvernail) in the prior year;

•

Health insurance premiums payable by us for continued health insurance coverage for such Named Executive Officer and all then insured dependents for a period of up to 24 months with respect to the CEO and 12 months with respect to all other Named Executive Officers (excluding Mrs. Silvernail). To be eligible for this coverage, each Named Executive Officer must make a timely election to continue such coverage under COBRA and our obligation to pay the monthly health insurance premiums for continued group medical insurance ends when the Named Executive Officer becomes eligible for health insurance with a new employer;

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

Mrs. Silvernail’s change-in-control agreement with us provides that if Mrs. Silvernail’s employment is terminated as a result of an involuntary termination within 24 months after a change-in-control, then she will be entitled to:

•	nine months of base salary and healthcare related benefits; and

•	a pro rata portion of her target bonus based upon the number of months that she was employed during the year of termination.

All options to purchase our common stock held by Mrs. Silvernail vest in full upon a change-in-control regardless of whether she is terminated, and all shares of stock subject to a right of repurchase by us (or our successor) that were purchased prior to the change-in-control shall have such right of repurchase lapse with respect to all of such shares.

The following tables summarize the amounts that would have been payable to each Named Executive Officer assuming the Named Executive Officer was terminated on December 31, 2009:

Payments to Vicente Anido, Jr., Ph.D. Assuming a December 31, 2009 Termination

	Cash Severance				Equity			Benefits Continuation4 / Outplacement Services[6]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
	Multiple	$	Multiple	$
Circumstances of Termination:
For Cause Termination[5] Voluntary Termination[5] Death or Disability[5]	N/A	N/A	N/A	N/A	$764,158	N/A		N/A	N/A	$764,158
Involuntary Without Cause Termination[6]	1	$517,390	N/A	N/A	$764,158	N/A		$37,202	N/A	$1,318,750
Within 24 Months Following a Change-in-Control[6] • Involuntary Without Cause Termination or • Dr. Anido’s Resignation for Good Reason	2	$1,034,780	2	$986,310	$764,158	$823,604	[3]	$49,404	N/A	$3,658,256

[1]

In the event of termination in the context of a change-in-control, Dr. Anido will be entitled to the greater of (A) two times his target bonus to be earned for the year in which termination occurs or (B) two times the bonus amount paid to him in the prior year. The bonus amount reflects two times the actual bonus paid to Dr. Anido for fiscal year 2009 performance.

[2]	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $4.56 as of December 31, 2009.
[3]	Any unvested and outstanding equity awards held by Dr. Anido shall become 100% vested as of the termination date of his employment.
[4]

Health insurance premiums payable by us for continued health insurance coverage for Dr. Anido and all his then currently insured dependents continue for up to 12 months, or 24 months in the context of a change-in-control, provided that Dr. Anido makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Dr. Anido becomes eligible for health insurance with a new employer.

[5]	Dr. Anido will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
[6]	Dr. Anido will also receive outplacement services for one year, at our expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by us.

Payments to Lauren P. Silvernail Assuming a December 31, 2009 Termination

	Cash Severance				Equity			Benefits Continuation[3]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
	Multiple	$	Multiple	$
Circumstances of Termination:
For Cause Termination[4] Voluntary Termination[4] Death or Disability[4]	N/A	N/A	N/A	N/A	$36,664	N/A		N/A	$117,460	$154,124
Involuntary Without Cause Termination	0.5	$151,039	N/A	N/A	$36,664	N/A		N/A	$117,460	$305,163
Within 24 Months Following a Change-in-Control[5] • Involuntary Without Cause Termination or • Mrs. Silvernail’s Resignation for Good Reason	0.75	$226,559	1	$151,039	$36,664	$232,870	[5]	$13,871	$117,460	$778,463

[1]

In the event of termination in the context of a change-in-control, Mrs. Silvernail will be entitled to a pro rata portion of her performance bonus based upon the number of months that she was employed during the year of termination. The bonus amount reflects the actual bonus paid to Mrs. Silvernail for fiscal year 2009 performance.

[2]	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $4.56 as of December 31, 2009.
[3]

In the event of a change-in-control, health insurance premiums payable by us for continued health insurance coverage for up to nine months for Mrs. Silvernail, provided that she makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mrs. Silvernail becomes eligible for health insurance with a new employer.

[4]	Mrs. Silvernail will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
[5]

All options to purchase our common stock held by Mrs. Silvernail vest in full upon a change-in-control regardless of whether she is terminated, and all shares of stock subject to a right of repurchase by us (or our successor) that were purchased prior to the change-in-control shall have such right of repurchase lapse with respect to all of such shares.

Payments to Marvin J. Garrett Assuming a December 31, 2009 Termination

	Cash Severance				Equity			Benefits Continuation4 / Outplacement Services[6]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
	Multiple	$	Multiple	$
Circumstances of Termination:
For Cause Termination[5] Voluntary Termination[5] Death or Disability[5]	N/A	N/A	N/A	N/A	$180,477	N/A		N/A	$46,450	$226,927
Involuntary Without Cause Termination[6]	0.75	$228,837	N/A	N/A	$180,477	N/A		$38,871	$46,450	$494,635
Within 24 Months Following a Change-in-Control[6] • Involuntary Without Cause Termination or • Mr. Garrett’s Resignation for Good Reason	1	$305,116	1	$168,057	$180,477	$213,017	[3]	$43,494	$46,450	$956,611

[1]

In the event of termination in the context of a change-in-control, Mr. Garrett will be entitled to the greater of (A) one times his target bonus to be earned for the year in which termination occurs or (B) one times the bonus amount paid to him in the prior year. The bonus amount reflects the actual bonus paid to Mr. Garrett for fiscal year 2009 performance.

[2]	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $4.56 as of December 31, 2009.
[3]	Any unvested and outstanding equity awards held by Mr. Garrett shall become 100% vested as of the termination date of his employment.
[4]

Health insurance premiums payable by us for continued health insurance coverage for Mr. Garrett and all then currently insured dependents continue for up to nine months, or 12 months in the context of a change-in-control, provided that Mr. Garrett makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mr. Garrett becomes eligible for health insurance with a new employer.

[5]	Mr. Garrett will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
[6]	Mr. Garrett will also receive outplacement services for one year, at our expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by us.

Payments to Thomas A. Mitro Assuming a December 31, 2009 Termination

	Cash Severance				Equity			Benefits Continuation4 / Outplacement Services[6]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
	Multiple	$	Multiple	$
Circumstances of Termination:
For Cause Termination[5] Voluntary Termination[5] Death or Disability[5]	N/A	N/A	N/A	N/A	$222,960	N/A		N/A	$11,877	$234,837
Involuntary Without Cause Termination[6]	0.75	$226,389	N/A	N/A	$222,960	N/A		$38,871	$11,877	$500,097
Within 24 Months Following a Change-in-Control[6] • Involuntary Without Cause Termination or • Mr. Mitro’s Resignation for Good Reason	1	$301,852	1	$201,597	$222,960	$317,889	[3]	$43,494	$11,877	$1,099,669

[1]

In the event of termination in the context of a change-in-control, Mr. Mitro will be entitled to the greater of (A) one times his target bonus to be earned for the year in which termination occurs or (B) one times the bonus amount paid to him in the prior year. The bonus amount reflects the actual bonus paid to Mr. Mitro for fiscal year 2009 performance.

[2]	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $4.56 as of December 31, 2009.
[3]	Any unvested and outstanding equity awards held by Mr. Mitro shall become 100% vested as of the termination date of his employment.
[4]

Health insurance premiums payable by us for continued health insurance coverage for Mr. Mitro and all then currently insured dependents continue for up to nine months, or 12 months in the context of a change-in-control, provided that Mr. Mitro makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mr. Mitro becomes eligible for health insurance with a new employer.

[5]	Mr. Mitro will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
[6]	Mr. Mitro will receive outplacement services for one year, at our expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by us.

Payments to Timothy R. McNamara Assuming a December 31, 2009 Termination

	Cash Severance				Equity			Benefits Continuation4 / Outplacement Services[6]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
	Multiple	$	Multiple	$
Circumstances of Termination:
For Cause Termination[5] Voluntary Termination[5] Death or Disability[5]	N/A	N/A	N/A	N/A	$28,142	N/A		N/A	$102,089	$130,231
Involuntary Without Cause Termination[6]	0.75	$221,963	N/A	N/A	$28,142	N/A		$38,871	$102,089	$391,065
Within 24 Months Following a Change-in-Control[6] • Involuntary Without Cause Termination or • Mr. McNamara’s Resignation for Good Reason	1	$295,950	1	$162,887	$28,142	$183,888	[3]	$43,494	$102,089	$816,450

[1]

In the event of termination in the context of a change-in-control, Mr. McNamara will be entitled to the greater of (A) one times his target bonus to be earned for the year in which termination occurs or (B) one times the bonus amount paid to him in the prior year. The bonus amount reflects the actual bonus paid to Mr. McNamara for fiscal year 2009 performance.

[2]	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $4.56 as of December 31, 2009.
[3]	Any unvested and outstanding equity awards held by Mr. McNamara shall become 100% vested as of the termination date of his employment.
[4]

Health insurance premiums payable by us for continued health insurance coverage for Mr. McNamara and all then currently insured dependents continue for up to nine months, or 12 months in the context of a change-in-control, provided that Mr. McNamara makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mr. McNamara becomes eligible for health insurance with a new employer.

[5]	Mr. McNamara will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
[6]	Mr. McNamara will also receive outplacement services for one year, at our expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by us.

DIRECTOR COMPENSATION

Our non-employee directors receive the following compensation for the service on Board and its Committees as follows:

•	An annual retainer of $20,000 for Board service;

•	$1,500 for each Board meeting attended;

•	$1,500 for each Committee meeting attended;

•	$1,000 for telephonic attendance at any Board or committee meeting;

•	The Chairperson of the Board receives an additional $30,000 annual retainer;

•	The Chairperson of the Audit Committee receives an additional $15,000 annual retainer;

•	The Chairperson of the Compensation Committee receives an additional $10,000 annual retainer;

•	The Chairperson of the Nominating and Governance Committee receives an additional $7,500 annual retainer;

•	Reimbursement for travel and miscellaneous expenses in connection with attendance at Board and committee meetings;

•

Upon initial election or appointment to the Board, an equity grant of options and restricted stock, determined by dividing $193,250 by the closing price of our common stock on the grant date, comprised of either, at the election of the director, (i) 100% options or (ii) 60% options and 40% restricted stock (based on a 3:1 ratio of options to restricted stock). While the foregoing have been our guidelines, we have not appointed any new directors since 2006;

•

Non-employee directors who, immediately after the annual meeting of stockholders, continue to serve on the Board and have served on the Board for at least the six (6) months preceding the annual meeting of stockholders receive an annual equity grant options to purchase 20,000 shares of common stock;

•

The shares subject to the initial equity grants vest in three equal annual installments while the shares subject to the annual equity grants will be fully vested upon the first anniversary of the date of grant; and

•	During the fiscal year ending December 31, 2009, we granted non-employee directors options to purchase an aggregate of 140,000 shares of common stock each at an exercise price of $4.72 per share.

The following table summarizes all compensation paid to or earned by directors for fulfilling their duties as directors in 2009.

Director Compensation Paid for the 2009 Fiscal Year

Name (a)	Fees Earned or Paid in Cash ($)[1] (b)	Stock Awards ($) (c)	Option Awards ($)[2] (d)	Total ($) (h)
Peter Barton Hutt	$33,125	$—	$71,752	$104,877
Kathleen D. LaPorte	$34,500	$—	$71,752	$106,252
Benjamin F. McGraw III, Pharm.D.	$53,750	$—	$71,752	$125,502
Dean J. Mitchell	$38,500	$—	$71,752	$110,252
Andrew J. Perlman, M.D., Ph.D.	$29,000	$—	$71,752	$100,752
Wayne I. Roe	$39,000	$—	$71,752	$110,752
Richard C. Williams	$80,750	$—	$71,752	$152,502

1	Reflects cash compensation earned for fiscal year end 2009.
2	Represents the aggregate grant date fair value of option and stock awards for fiscal year 2009 calculated in accordance with the provisions of ASC 718. In 2009, each director received 20,000 shares of options. The assumptions used to calculate the fair value of option awards are disclosed in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. As of December 31, 2009, each director had the following number of options outstanding: Peter Barton Hutt, 131,950; Kathleen D. LaPorte, 131,950; Benjamin F. McGraw III, Pharm.D., 138,283; Dean J. Mitchell, 106,700; Andrew J. Perlman, M.D., Ph.D., 62,200; Wayne I. Roe, 100,450; and Richard C. Williams, 131,950. As of December 31, 2009, no restricted shares were outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of February 26, 2010, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all of our directors and executive officers as a group.

Name And Address of Beneficial Owner (1)	Amount And Nature of Beneficial Ownership (2)	Approximate Percent Owned (2)
DIRECTORS AND NAMED EXECUTIVE OFFICERS
Vicente Anido, Jr., Ph.D. (3)	1,637,619	4.90%
Marvin J. Garrett (4)	329,250	*
Peter Barton Hutt (5)	116,882	*
Kathleen D. LaPorte (6)	118,008	*
Benjamin F. McGraw III, Pharm.D. (7)	119,382	*
Timothy R. McNamara (8)	162,256	*
Dean J. Mitchell (9)	91,632	*
Thomas A. Mitro (10)	429,300	1.29%
Andrew J. Perlman, M.D., Ph.D. (11)	47,132	*
Wayne I. Roe (12)	119,008	*
Lauren P. Silvernail (13)	382,491	1.15%
Richard C. Williams (14)	227,982	*
All executive officers and directors as a group (14 persons) (15)	4,310,782	12.91%
5% STOCKHOLDERS
Investor AB (16)	2,019,000	6.05%
Credit Suisse (17)	8,553,237	25.61%
James E. Flynn and Deerfield Investment Entities (18)	3,333,000	9.98%
BlackRock, Inc. (19)	1,947,004	5.83%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each stockholder is c/o ISTA Pharmaceuticals, Inc., 15295 Alton Parkway, Irvine, California 92618.
(2)

This table is based upon information supplied by officers and directors, and with respect to principal stockholders, Schedules 13D and 13G, as well as Forms 4, filed with the SEC. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage ownership is based on 33,396,799 shares of common stock outstanding as of February 26, 2010. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of the February 26, 2010, are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(3)	Includes 1,226,552 shares subject to options exercisable within 60 days after February 26, 2010.
(4)	Includes 294,231 shares subject to options exercisable within 60 days after February 26, 2010.
(5)	Includes 111,950 shares subject to options exercisable within 60 days after February 26, 2010.
(6)	Includes 111,950 shares subject to options exercisable within 60 days after February 26, 2010.
(7)	Includes 112,950 shares subject to options exercisable within 60 days after February 26, 2010.
(8)	Includes 131,970 shares subject to options exercisable within 60 days after February 26, 2010.
(9)	Includes 86,700 shares subject to options exercisable within 60 days after February 26, 2010.
(10)	Includes 344,896 shares subject to options exercisable within 60 days after February 26, 2010.
(11)	Includes 42,200 shares subject to options exercisable within 60 days after February 26, 2010.
(12)	Includes 80,450 shares subject to options exercisable within 60 days after February 26, 2010.
(13)	Includes 323,064 shares subject to options exercisable within 60 days after February 26, 2010.
(14)	Includes 111,950 shares subject to options exercisable within 60 days after February 26, 2010.

(15)	Includes 3,427,723 shares subject to options exercisable within 60 days after February 26, 2010.
(16)

Based on a Schedule 13F filed with the SEC on February 16, 2010, by Investor AB. Consists of 605,700 shares of common stock held by Investor Growth Capital Limited and 1,413,300 shares of common stock held by Investor Group, L.P., of which Investor AB serves as the ultimate general partner. Investor Growth Capital Limited is a Guernsey company, with its principal place of business at National Westminster House, Le Truchot, St. Peter Port, Guernsey, Channel Islands GYI, 4PW. Investor Growth Capital Limited is ultimately a wholly owned subsidiary of Investor AB, a publicly-held Swedish company with its principal place of business at Arsenalsgatan 8c, S-103 32, Stockholm, Sweden.

(17)

Based in part on (i) a Schedule 13D/A filed with the SEC on July 3, 2007, and (ii) a Form 4 filed with the SEC on October 15, 2007, each filed by Credit Suisse, a Swiss bank, or the Bank, on behalf of its subsidiaries to the extent that they constitute the Investment Banking division, or the Investment Banking division, the Alternative Investments business, or the AI Business, within the Asset Management division, or the Asset Management division, and the U.S. private client services business, or the U.S. PCS Business, within the Private Banking division, or the Private Banking division, with each such person referred to in this proxy statement as the Reporting Person. The Reporting Person may be deemed to beneficially own an aggregate of 6,937,852 shares of common stock, consisting of (i) 6,587,036 shares of common stock held directly by Sprout Capital IX, L.P., or Spout IX, (ii) 26,388 shares of common stock held directly by Sprout Entrepreneurs’ Fund, L.P., or Sprout Entrepreneurs, (iii) 324,300 shares of common stock held directly by Sprout IX Plan Investors, L.P., or IX Plan, and (iv) 128 shares of common stock held directly by Credit Suisse Securities (USA) LLC, or CS Sec USA LLC, a Delaware limited liability company and a registered broker-dealer that effects trades in many companies, including us. In addition to the 6,937,852 shares noted above, Sprout IX, Sprout Entrepreneurs and IX Plan also hold warrants, issued on September 26, 2008 and October 30, 2008, to purchase up to an aggregate of 1,535,136 shares, 6,241 shares and 74,008 shares, respectively. The terms of these warrants contain a blocker provision under which the holder thereof cannot exercise such warrants to the extent that such exercise would result in beneficial ownership by the holders, together with its affiliates, of more than 9.98% of the shares of common stock then issued and outstanding. The address of the Bank’s principal business and office is Uetlibergstrasse 231, P.O. Box 900, CH 8070 Zurich, Switzerland and the Reporting Person’s principal business and office in the United States is Eleven Madison Avenue, New York, New York 10010. The Bank owns directly a majority of the voting stock, and all of the non-voting stock, of Credit Suisse Holdings (USA), Inc., or CS Hldgs USA Inc, a Delaware corporation. The address of the principal business and office of CS Hldgs USA Inc is Eleven Madison Avenue, New York, NY 10010, USA. The ultimate parent company of the Bank and CS Hldgs USA Inc, and the direct owner of the remainder of the voting stock of CS Hldgs USA Inc, is Credit Suisse Group, or CSG, a corporation formed under the laws of Switzerland. CS Hldgs USA Inc owns all of the voting stock of Credit Suisse (USA), Inc., or CS USA Inc., a Delaware corporation and holding company. CS USA Inc is the successor company of Credit Suisse First Boston (USA), Inc., or CSFB-USA, and all references hereinafter to CSFB-USA shall be deemed to refer to CS USA Inc. CS USA Inc is the sole member of CS Sec USA LLC. CS Sec USA LLC is the successor company of Credit Suisse First Boston LLC, or CSFB LLC, which is the successor company of Credit Suisse First Boston Corporation, or CSFBC, and all references hereinafter to CSFB LLC and CSFBC shall be deemed to refer to CS Sec USA LLC. The address of the principal business and office of each of CS USA Inc and CS Sec USA LLC is Eleven Madison Avenue, New York, New York 10010. Sprout IX, Sprout Entrepreneurs and IX Plan are Delaware limited partnerships which make investments for long-term appreciation. DLJ Capital Corporation, or DLJCC, a Delaware corporation and a wholly-owned subsidiary of CS USA Inc, acts as a venture capital partnership management company. DLJCC is also the general partner of Sprout Entrepreneurs. DLJCC is also the managing general partner of Sprout IX and, as such, is responsible for its day-to-day management. DLJCC makes all of the investment decisions on behalf of Sprout IX and Sprout Entrepreneurs. DLJ Associates IX, L.P., or Associates IX, a Delaware limited partnership, is a general partner of Sprout IX and in accordance with the terms of the relevant partnership agreement, does not participate in investment decisions made on behalf of Sprout IX. DLJ Capital Associates IX, Inc., or DLJCA IX, a Delaware corporation and wholly-owned subsidiary of DLJCC, is the managing general partner of Associates IX. DLJ LBO Plans Management Corporation II, or DLJLBO II, a Delaware corporation, is the general partner of IX Plan and, as such, is responsible for its day-to-day management. DLJLBO II makes all of the investment decisions on behalf of IX Plan. DLJLBO II is an indirect wholly-owned subsidiary of CS USA Inc. The address of the principal business and office of each of DLJCC, DLJCA IX, Associates IX, Sprout IX, Sprout Entrepreneurs, IX Plan and DLJLBO II is Eleven Madison Avenue, New York, New York 10010. DLJCC, DLJCA IX, Associates IX, Sprout IX, Sprout Entrepreneurs, IX Plan and DLJLBO II are collectively referred to in this Amendment No. 1 to Form 10-K as the CS Entities. With respect to any rights or powers to vote, or to direct the vote of, or to dispose of, or direct the disposition of, the shares of our common stock referenced above, there is shared power to vote, or to direct the vote of, and to dispose of, or to direct the disposition of, such shares of common stock among the Reporting Person, CS Hldgs USA Inc, CS USA Inc, CS Sec USA LLC and the CS Entities.

(18)

Based on information set forth in a Schedule 13G/A filed with the SEC on February 12, 2010 by Deerfield Capital, L.P., Deerfield Partners, L.P., Deerfield Special Situations Fund, L.P., Deerfield Management Company, L.P., Deerfield International Limited, Deerfield Special Situations Fund International Limited, Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., and James E. Flynn. Consists of (i) 918,032 shares of common stock held by Deerfield Partners, L.P.,

(ii) 306,428 shares of common stock held by Deerfield Special Situations Fund, L.P. (includes 7,811 shares issuable upon exercise of warrants issued on September 26 and October 30, 2008), (iii) 1,288,776 shares of common stock held by Deerfield International Limited, (iv) 540,610 shares of common stock held by Deerfield Special Situations Fund International Limited (includes 14,317 shares issuable upon exercise of warrants issued on September 26 and October 30, 2008), (v) 76,276 shares issuable upon exercise of warrants issued on September 26 and October 30, 2008 held by Deerfield Private Design Fund, L.P., (vi) 122,878 shares issuable upon exercise of warrants issued on September 26 and October 30, 2008 held by Deerfield Private Design International, L.P., and (vii) 80,000 shares held by James E. Flynn. The terms of the September 26 and October 30, 2008 warrants contain a blocker provision under which the holder thereof cannot exercise such warrants to the extent that such exercise would result in the beneficial ownership by the holder, together with its affiliates, of more than 9.98% of the shares of common stock then issued and outstanding. Without regard to the 9.98% blocker provision, the warrants held by Deerfield Special Situations Fund, L.P., Deerfield Special Situations Fund International Limited, Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P. would otherwise be exercisable into an aggregate of 431,746 shares, 791,330 shares, 4,215,947 shares and 6,791,747 shares, respectively. Deerfield Capital, L.P. is the general partner of Deerfield Partners, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund, L.P., and Deerfield Private Design International, L.P. James E. Flynn is the managing member of the general partner of Deerfield Capital, L.P. Deerfield Management Company L.P. is the investment manager of Deerfield International Limited and Deerfield Special Situations Fund International Limited. Mr. Flynn is the managing member of the general partner of Deerfield Management Company, L.P. Mr. Flynn disclaims beneficial ownership in shares held by the various Deerfield entities except to the extent of his pecuniary interest therein. The business address of James E. Flynn, Deerfield Capital, L.P., Deerfield Partners, L.P., Deerfield Special Situations Fund, L.P., Deerfield Management Company, L.P., Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P. is 780 Third Avenue, 37th Floor, New York, NY 10017. The business address of Deerfield International Limited and Deerfield Special Situations International Limited is c/o Bisys Management, Bison Court, Columbus Centre, P.O. Box 3460, Road Town, Tortola, British Virgin Islands.
(19)

Based on information set forth in a Schedule 13G/A filed with the SEC on January 29, 2010. Consists of 1,947,004 shares of common stock held by BlackRock, Inc. The principal business office of BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Since January 1, 2009, there have been no transactions in which we were or are a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404(a) of Regulation S-K) had or will have a direct or indirect material interest, and there are currently no such proposed transactions.

Review, Approval or Ratification of Transactions with Related Persons

Our policy with regard to related party transactions is that all material transactions are to be reviewed by the Audit Committee for any possible conflicts of interest. A “related party transaction” is defined to include any transaction or series of transactions exceeding $120,000 in which we are a participant and any related person has a material interest. Related persons would include our directors, executive officers (and immediate family members of our directors and executive officers), and persons controlling over 5% of our outstanding common stock. In the event of a potential conflict of interest, the Audit Committee will generally evaluate the transaction in terms of: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediately family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated third parties or to employees generally. The Audit Committee will then document its findings and conclusions in written minutes. In the event a transaction relates to a member of our Audit Committee, that member will not participate in the Audit Committee’s deliberations.

Director Independence

Our securities are listed on The NASDAQ Global Market and are governed by its listing standards. Our Board has determined that the following seven directors satisfy the current “independent director” standards established by The NASDAQ Listing Rules: Peter Barton Hutt, Kathleen D. LaPorte, Benjamin F. McGraw III, Dean J. Mitchell, Andrew J. Perlman, M.D., Ph.D., Wayne I. Roe and Richard C. Williams. Peter Barton Hutt, a member of our Board since November 2002, is a senior counsel in the Washington, D.C. law firm of Covington & Burling. From time to time, attorneys at Covington & Burling, other than Mr. Hutt, provide legal services to us, and the provision of such services was considered by our Board in determining that Mr. Hutt is independent.

The Board has established three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each member of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, respectively, meets the independence standards set forth in NASDAQ Listing Rule 5605(a)(2).

Item 14.	Principal Accounting Fees and Services

Ernst & Young LLP, or E&Y, audited our financial statements for the fiscal year ended December 31, 2008. BDO Seidman, LLP, or BDO, audited our financial statements for the fiscal year ended December 31, 2009. The following is a summary of the fees billed to us by BDO and E&Y for professional services rendered for the fiscal years ended December 31, 2009 and 2008, respectively:

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees
Audit Fees	$444,365	$676,100
Audit Related Fees	—	—
Tax Fees	53,407	148,200
All Other Fees	—	—

Total Fees	$497,772	$824,300

Audit Fees. The aggregate fees for professional services rendered by BDO and E&Y for audit services were $497,507 and $676,100 for the fiscal years ended December 31, 2009 and December 31, 2008, respectively. These consist of fees billed for professional services rendered for the audit of our consolidated financial statements, review of interim consolidated financial statements included in the quarterly reports on Form 10-Q for the respective fiscal years, irrespective of the period in which the related services are rendered or billed and services provided by the independent auditors in connection with regulatory filings, including accounting and financial work related to the proper application of financial accounting and/or reporting standards.

Tax Fees. The aggregate fees for professional services rendered by BDO and E&Y for tax compliance, tax planning and tax advice were $51,871 and $148,200 for the fiscal years ended December 31, 2009 and December 31, 2008, respectively. These services include assistance related to state tax incentives.

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

The Audit Committee approved all of the services provided by BDO and E&Y described above.

PART IV

Item 15:	Exhibits and Financial Statement Schedules.

(3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2010.

By:	/S/ VICENTE ANIDO, JR., PH.D.
Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.