Form 10-Q
period 2010-03-31
ISTA PHARMACEUTICALS INC
filed 2010-04-30
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2010 was 33,400,201.

PART I FINANCIAL INFORMATION

Item 1	Condensed Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$43,204	$53,702
Accounts receivable, net of allowances of $3 in 2010 and $94 in 2009	24,718	17,434
Inventory, net of allowances of $912 in 2010 and $896 in 2009	4,883	5,548
Other current assets	3,764	3,175

Total current assets	76,569	79,859
Property and equipment, net	6,095	6,116
Deferred financing costs, net	2,689	2,957
Deposits and other assets	211	212

Total assets	$85,564	$89,144

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,398	$5,852
Accrued compensation and related expenses	3,825	7,731
Revolving Credit Facility	13,000	13,000
Current portion of obligations under capital leases	141	154
Allowance for rebates and chargebacks	4,699	4,779
Allowance for product returns	5,514	5,509
Royalties payable	11,188	7,348
Other current liabilities	6,548	6,373

Total current liabilities	52,313	50,746
Other long-term liabilities	178	196
Obligations under capital leases	99	129
Facility Agreement, net	58,144	57,438
Warrant liability	51,472	58,663

Total liabilities	162,206	167,172

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at March 31, 2010 and December 31, 2009; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2010 and December 31, 2009; 33,400,201 and 33,291,123 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	33	33
Additional paid-in capital	320,121	319,211
Accumulated deficit	(396,796)	(397,272)

Total stockholders’ deficit	(76,642)	(78,028)

Total liabilities and stockholders’ deficit	$85,564	$89,144

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Product sales, net	$28,304	$20,345
License revenue	—	69

Total revenues	28,304	20,414
Cost of products sold	7,284	5,129

Gross profit margin	21,020	15,285
Costs and expenses:
Research and development	4,803	6,742
Selling, general and administrative	20,868	12,979

Total costs and expenses	25,671	19,721

Loss from operations	(4,651)	(4,436)
Other (expense) income:
Interest expense	(2,071)	(1,872)
Gain on derivative valuation	7	66
Gain (loss) on warrant valuation	7,191	(13,343)
Other, net	—	(27)

Net income (loss)	$476	$(19,612)

Net income (loss) per common share, basic and diluted	$0.01	$(0.59)

Shares used in computing net income (loss) per common share, basic	33,364	33,165

Shares used in computing net income (loss) per common share, diluted	43,895	33,165

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net income (loss)	$476	$(19,612)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation costs	868	925
Amortization of deferred financing costs	270	218
Amortization of discount on Facility Agreement	711	546
Change in value of warrants related to Facility Agreement	(7,191)	13,343
Change in value of derivatives related to Facility Agreement	(7)	(66)
Depreciation and amortization	247	260
Changes in operating assets and liabilities:
Accounts receivable, net	(7,284)	4,741
Inventory, net	665	(301)
Other current assets	(589)	405
Accounts payable	1,546	(630)
Accrued compensation and related expenses	(3,906)	(1,356)
Allowance for rebates and chargebacks	(80)	(696)
Allowance for product returns	5	605
Royalties payable	3,840	2,812
Other liabilities	157	32

Net cash (used in) provided by operating activities	(10,272)	1,226

Investing Activities
Maturities of marketable securities	—	4,700
Purchases of property and equipment	(226)	(208)
Deposits and other assets	1	3

Net cash (used in) provided by investing activities	(225)	4,495

Financing Activities
Proceeds from exercise of stock options	6	—
Obligations under capital leases	(43)	(28)
Proceeds from Revolving Credit Facility	13,000	13,000
Repayment on Revolving Credit Facility	(13,000)	(15,000)
Proceeds from issuance of common stock	36	6
Financing costs on issuance of Facility Agreement	—	(43)

Net cash used in financing activities	(1)	(2,065)

Effect of exchange rate changes on cash	—	25
(Decrease) increase in Cash and Cash Equivalents	(10,498)	3,681
Cash and cash equivalents at beginning of period	53,702	48,316

Cash and Cash Equivalents At End of Period	$43,204	$51,997

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,126	$1,019

See accompanying notes

ISTA Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. The Company

ISTA Pharmaceuticals, Inc. (“ISTA” or the “Company”) was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. We reincorporated in Delaware on August 4, 2000. Xibrom (bromfenac sodium ophthalmic solution)®, Xibrom™, XiDay™, Istalol®, Vitrase®, Bepreve™, T-Pred™, ISTA®, ISTA Pharmaceuticals, Inc.® and the ISTA logo are our trademarks, either owned or under license.

We are a commercial stage, multi-specialty pharmaceutical company developing, marketing and selling our own products in the United States and Puerto Rico. We manufacture our products through third party contracts and we in-license or acquire new technology to add to our internal development efforts from time to time.

Our products and product candidates seek to treat allergy and serious diseases of the eye and include therapies for ocular inflammation and pain, glaucoma, dry eye and ocular and nasal allergies. The U.S. prescription markets our therapies seek to address include key segments of the $5.5 billion ophthalmic pharmaceutical market and the $2.2 billion nasal allergy market.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying unaudited condensed financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles, or GAAP, and, therefore should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the unaudited condensed balance sheets and statements of operations and cash flows for the three months ended March 31, 2010 and 2009 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

We record estimated allowances for rebates, chargebacks, product returns and other discounts, such as wholesaler fees, in the same period when revenue is recognized. The objective of recording the allowances for such deductions at the time of sale is to provide a reasonable estimate of the aggregate amount of credit to our direct customers or payments to our indirect customers. Customers typically process their claim for allowances such as early pay discounts promptly, usually within the established payment terms. We monitor actual credit memos issued to our customers and compare such actual amounts to the estimated provisions, in the aggregate, for each allowance category to assess the reasonableness of the various reserves at each balance sheet date. Differences between our estimated allowances and actual credits issued have not been significant, and are accounted for in the current period as a change in estimate in accordance with GAAP.

In general, we are obligated to accept from our customers the return of products that have reached their expiration date. We authorize returns for damaged products and, on a limited basis, exchanges for expiring and expired products in accordance with our return goods policy and procedures, and have established reserves for such amounts at the time of sale. We typically refund the agreed proportion of the sales price by the issuance of a credit, rather than cash refund or exchanges for inventory, and the returned product is destroyed. With the launch of each of our products, we recorded a sales return allowance, which is larger for stocking orders than subsequent re-orders. To date, actual product returns have not exceeded our estimated allowances for returns. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns exceed our estimated allowances for returns.

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

Allowances for product returns were both $5.5 million as of March 31, 2010 and December 31, 2009, respectively. These allowances reflect an estimate of our liability for products that may be returned by the original purchaser in accordance with our stated return policy, which allows customers to return products within six months of their respective expiration dates and for a period up to twelve months after such products have reached their respective expiration dates. We estimate our liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above.

As a percentage of gross product revenues, the allowance for product returns was 1.6% and 4.9% for the three months ended March 31, 2010 and 2009, respectively. The decrease is primarily due to the improvement in historical trending of actual return data, the lengthening of product shelf life, and continued acceptance and pull through of our products.

We also periodically offer promotional discounts to our existing customer base. These discounts are calculated as a percentage of the current published list price. Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time we implement a price increase, we generally offer our existing customer base an opportunity to purchase a limited quantity of products at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels and therefore, we recognize the related revenue upon receipt by the customer and include the sale in estimating our various product-related allowances. In the event we determine that these sales represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction to revenue at the time of such sale.

Allowances for estimated rebates, chargebacks and other discounts such as wholesaler fees were both $6.4 million as of March 31, 2010 and December 31, 2009, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts, chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements and fees charged by certain wholesalers under distribution agreements. We estimate our liability for rebates, chargebacks and other discounts such as wholesaler fees at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

As a percentage of gross product revenues, the allowance for rebates, chargebacks and other discounts such as wholesaler fees was 17.6% and 10.9% for the three months ended March 31, 2010 and 2009, respectively. The increase is due primarily to growth in the number and utilization of managed care and federal contracts, wholesaler distribution agreements, and the impact of higher Medicaid rebates required under the recently enacted healthcare legislation ($0.1 million).

License Revenue. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless we have ongoing performance obligations. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred income in the condensed balance sheets. During the year ended December 31, 2009, we recognized the remaining deferred income as a result of the termination of our supply agreement with Otsuka Pharmaceutical Co., Ltd.

Concentration of Credit Risk

Financial instruments that potentially subject us to a significant concentration of credit risk principally consist of cash and cash equivalents, and trade receivables. Wholesale distributors account for a substantial portion of trade receivables. For the three months ended March 31, 2010, net revenues from AmeriSource Bergen Corp., McKesson HBOC and Cardinal Health, Inc. accounted for 20%, 28% and 42%, respectively, of our net revenues. We maintain reserves for bad debt and such losses, in the aggregate, have not exceeded our estimates.

Inventory

Inventory at March 31, 2010 consisted of $2.3 million of raw materials and $3.5 million of finished goods, which excludes $0.9 million in inventory reserves. Inventory at December 31, 2009 consisted of $2.6 in raw materials and $3.8 million of finished goods, which excludes $0.9 million in inventory reserves. Inventory, net of allowances, is stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method.

Inventory is reviewed periodically for slow-moving or obsolete status. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We would record a reserve to adjust inventory to its net realizable value if: (i) a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, (ii) when a product is close to expiration and not expected to be sold, (iii) when a product has reached its expiration date or (iv) when a product is not expected to be saleable. In determining the reserves for these products, we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, have recorded adjustments to reflect inventory at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about the future demand for our products in order to categorize the status of such inventory items as slow-moving, obsolete or in excess-of-need. These future estimates are subject to the ongoing accuracy of our forecasts of market conditions, industry trends, competition and other factors. Differences between our estimated reserves and actual inventory adjustments have not been significant, and are accounted for in the current period as a change in estimate in accordance with GAAP.

Costs incurred for the manufacture of validation batches for pre-approval products are recorded as research and development expenses in the period in which those costs are incurred.

Supply Concentration Risks

Some materials used in our products are currently obtained from a single source. We have a supply agreement with Senju Pharmaceuticals, Co. Ltd., or Senju, for bepotastine besilate, which is the active pharmaceutical ingredient in Bepreve. Currently, Senju is our sole source for bepotastine besilate. The active ingredient for Xibrom is also supplied to us under an exclusive agreement from a sole supplier. We also have supply agreements with Bausch & Lomb to manufacture commercial quantities of Istalol, Xibrom and Bepreve. Currently, Bausch & Lomb is our sole source for Istalol, Xibrom and Bepreve.

Biozyme Laboratories, Ltd., or Biozyme, has been our only source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase. Our supply agreement with Biozyme ended in August 2007. We are developing and are awaiting qualification from the U. S. Food and Drug Administration, or FDA, for an onsite hyaluronidase manufacturing facility. We anticipate receiving qualification of the manufacturing facility by the FDA during the second quarter of 2010. We entered into a supply agreement with Alliance Medical Products to manufacture commercial quantities of Vitrase. Currently, Alliance Medical Products is our sole source for Vitrase.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, current and long-term debt, certain derivatives related to our debt obligations and common stock warrants issued to lenders. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of our revolving credit facility with Silicon Valley Bank, or the Revolving Credit Facility, approximates fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics. Although our facility agreement, or the Facility Agreement, is considered a financial instrument, we are unable to reasonably determine fair value.

Fair Value Measurements

We account for fair value measurements under the Financial Accounting Standards Board, or FASB, Accounting Standard Codification 820 “Fair Value Measurements and Disclosures”, or ASC 820, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of March 31, 2010, all of our assets and liabilities are valued using Level 1 inputs except for the derivatives and warrants related to our Facility Agreement. We have valued both the derivatives and the warrants using a Black-Scholes model based on assumptions and data available as of March 31, 2010, including but not limited to our stock price, risk-free interest rates and stock price volatility.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands) (unaudited):

	Fair Value Measurements at March 31, 2010 Using:			Total Carrying Value at March 31, 2010
	Level 1	Level 2	Level 3
Cash and cash equivalents	$43,204	$—	$—	$43,204
Derivatives	—	—	(292)	(292)
Warrants	—	(51,472)	—	(51,472)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives	Fair Value Measurements Using Significant Unobservable Inputs (Level 2) Warrants
Beginning balance at December 31, 2009	$(299)	$(58,663)
Total gains or losses (realized or unrealized):
Included in earnings	7	7,191

Ending balance at March 31, 2010	$(292)	$(51,472)

Comprehensive Income (Loss)

Accounting Standards Codification 220 “Comprehensive Income,” or ASC 220, requires reporting and displaying comprehensive income (loss) and its components, which includes net income (loss) and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive income (loss) for the three months ended March 31, 2010 and 2009 was $0.5 million and ($19.6) million, respectively.

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

At March 31, 2010, there was $6.2 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.6 years.

Restricted Stock Awards

The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock were $0.1 million for both the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was approximately $1.1 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares, such as stock options, unvested restricted shares and warrants, outstanding during the period. Diluted earnings for common stockholders per common share consider the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options, unvested restricted shares and warrants, in periods in which the exercise or conversion price is greater than the average market price of our common stock during the period.

Common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. We have further determined that the 15 million warrants issued in conjunction with our Facility Agreement represent participating securities, requiring the use of the two-class method for the calculation of basic and diluted earnings per share. The two-class method for the three months ended March 31, 2010 reflects the amount of unallocated undistributed earnings calculated using the participation percentage. Because net losses are not allocated to the warrant holders, the two-class method does not effect our calculation of earnings per share for the three months ended March 31, 2009.

The following table sets forth the calculation of unallocated undistributed earnings using the two-class method for amounts attributable to our common stock and our warrants (in thousands) (unaudited):

Three Months Ended March 31, 2010
Net income attributable to shareholders	$476

Common stock unallocated earnings	$328
Warrant unallocated earnings	148

Total unallocated earnings	$476

Executive Employment Agreements

We have agreements with each of our officers which generally provides that any unvested stock options and restricted shares then held by such officer will become fully vested and, with respect to stock options, immediately exercisable, in the event of a change in control of the Company and, in certain instances, if within twenty-four months following such change in control such officer’s employment is terminated by the Company without cause or such officer resigns for good reason within sixty days of the event forming the basis for such good reason termination.

Revolving Credit Facility

Under our Revolving Credit Facility with Silicon Valley Bank, we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash or $10.0 million. As of March 31, 2010, we had $19 million available under the Revolving Credit Facility of which we borrowed $13 million. All amounts borrowed under the Revolving Credit Facility were repaid in April 2010. We also had letters of credit of $0.5 million outstanding. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.25%. In no event shall the interest rate on outstanding borrowings be less than 4.25%, which is payable on a monthly basis. The Revolving Credit Facility also contains customary covenants regarding the operation of our business and financial covenants relating to ratios of current assets to current liabilities, and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; or (v) an acceleration event occurs under certain types of other indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Silicon Valley Bank could be accelerated, such that it becomes immediately due and payable. As of March 31, 2010, we were in compliance with all of the covenants under the Revolving Credit Facility. Unless repaid earlier, all amounts owing under the Revolving Credit Facility will become due and payable on December 30, 2010.

Facility Agreement

We have a Facility Agreement with certain institutional accredited investors, collectively known as the Lenders, pursuant to which the Lenders loaned us $65 million. On March 31, 2010 we had total indebtedness under the Facility Agreement of $65 million, which excludes unamortized discounts of ($7.2) million and the value of the derivatives of $0.3 million. Outstanding amounts under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in arrears. We are required to repay the Lenders 33% of the original principal amount on each of September 26, 2011 and 2012, and 34% of the original principal amount on September 26, 2013.

Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to repay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding has commenced by or against us; and (v) cash and cash equivalents on the last day of each calendar quarter are less than $10 million.

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

Because the consummation of certain change in control transactions results in a premium of the outstanding principal, the premium put feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. The value of the derivatives at March 31, 2010 was $0.3 million and is marked-to-market and adjusted quarterly through interest expense.

In connection with the Facility Agreement, we issued to the Lenders warrants to purchase an aggregate of 15 million shares of our common stock at an exercise price of $1.41 per share. If we issue or sell shares of our common stock (other than certain “excluded shares,” as such term is defined in the Facility Agreement), we will issue concurrently therewith additional warrants to purchase such number of shares of common stock as will entitle the Lenders to maintain the same beneficial ownership in the Company after the issuance as they had prior to such issuance, as adjusted on a pro rata basis for repayments of the outstanding principal amount under the loan, with such warrants being issued at an exercise price equal to the greater of $1.41 per share and the closing price of the common stock on the date immediately prior to the issuance.

Because of the anti-dilutive provisions in the warrant agreement, where additional warrants might be issued should we issue additional equity, with such additional warrants being issued at a price equal to the fair value of the common stock being issued, but not less than $1.41, we have recorded the warrants as a liability. The warrants will be marked-to-market and adjusted quarterly. We recorded a non-cash valuation gain of $7.2 million, or $0.21 per share, and a non-cash valuation loss of ($13.3) million, or ($0.40) per share for the three months ended March 31, 2010 and 2009, respectively. The change in the valuation of the warrants was primarily driven by changes in both our stock price and related volatility.

Commitments and Contingencies

Legal. In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to Xibrom. From April 2008 through March 31, 2010, we incurred approximately $3.3 million in legal fees associated with this matter since receipt of the subpoenas and expect to incur significant expenses in the future. In addition, if the government chooses to engage in civil litigation or initiate a criminal prosecution against us as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such action or pay or incur substantial fines or penalties, either of which could significantly deplete our cash resources. The case is in its preliminary stages and thus the likelihood of an unfavorable outcome and/or the amount/range of loss, if any, cannot be reasonably estimated.

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

TRICARE Retail Pharmacy Program. The Department of Defense’s, or DoD’s, TRICARE Retail Pharmacy program pursuant to section 703 of the National Defense Authorization Act of 2008, became effective on May 26, 2009. This regulation would require manufacturers to pay rebates to the DoD on products distributed to TRICARE beneficiaries through retail pharmacies retroactive to January 28, 2008. The regulation requires that pharmaceutical products paid for by the DoD through the TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price program, which would require manufacturers to provide DoD with a refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009. In addition, the regulation is currently the subject of litigation, and it is our belief that the retroactive application of the regulation is contrary to established case law. We have determined that payment of the retroactive rebate created by the regulation is neither reasonably estimable nor probable as of March 31, 2010.

Manufacturing Facility. Ovine hyaluronidase, the active pharmaceutical ingredient used in Vitrase, is processed in several stages to produce a highly purified raw material for formulation. We had a supply agreement with Biozyme for ovine hyaluronidase, which ended in August 2007. We are developing and are awaiting qualification from the FDA for an onsite hyaluronidase manufacturing facility. We anticipate receiving qualification of the manufacturing facility by the FDA during the second quarter of 2010. Our success in validating the manufacturing site for production of ovine hyaluronidase cannot be assured.

Segment Reporting

The Company currently operates in only one segment.

Income Taxes

We account for income taxes under the Income Tax Topic of the FASB Accounting Standards Codification. As of March 31, 2010 and December 31, 2009, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our condensed balance sheets at March 31, 2010 and December 31, 2009, respectively and have not recognized interest and/or penalties in the condensed statement of operations for the three months ended March 31, 2010.

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

At December 31, 2009, we had Federal and state income tax net operating loss carry forwards of approximately $178.9 million and $106.3 million, respectively. Federal tax loss carryforwards continue to expire in 2010 unless previously utilized. California tax loss carry forwards begin to expire in 2012, unless previously utilized. In addition, we have Federal and California research and development tax credit carry forwards of $9.7 million and $6.2 million, respectively. The Federal research and development credit carry forwards will begin to expire in 2010 unless previously utilized. The California research and development credit carry forwards carry forward indefinitely.

New Accounting Pronouncements

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, U. S. Securities and Exchange Commission, or SEC, filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance require the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values. We adopted these standards in the first quarter of 2010 (see Fair-Value Measurements above). The adoption did not have a material impact on our condensed financial statements.

Subsequent Events

On Thursday, April 29, 2010, we filed a Complaint against Senju in the U.S. District Court for the Central District of California seeking a declaratory judgment with regards to the Xibrom (bromfenac ophthalmic solution)® 0.09% patent and relevant royalties. The Xibrom patent expired in January 2009. According to U.S. case law and the terms of our royalty obligations, no royalties are due after patent expiration. We acquired U.S. marketing rights for Xibrom in 2002 and launched the product in the U.S. in 2005. We are seeking a declaratory judgment in regard to royalty obligations that may apply not only to Xibrom, but also to XiDay, our once-daily product currently awaiting FDA approval. There can be no assurance about when this action will be resolved, as a result, we have not taken into account any potential outcome of this action in our 2010 expected financial results.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 and the unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q. References in this Quarterly Report on Form 10-Q to “ISTA”, “we”, “our”, “us”, or the “Company” refer to ISTA Pharmaceuticals, Inc.

Overview

We are a commercial stage, multi-specialty pharmaceutical company developing, marketing and selling our own products in the United States and Puerto Rico. We manufacture our products through third party contracts, and we in-license or acquire new technology to add to our internal development efforts from time to time.

Our products and product candidates seek to treat allergy and serious diseases of the eye, and include therapies for ocular inflammation and pain, glaucoma, dry eye and ocular and nasal allergies. The U.S. prescription markets our therapies seek to address include key segments of the $5.5 billion ophthalmic pharmaceutical market and the $2.2 billion nasal allergy market.

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

We have incurred losses, excluding the quarter ended March 31, 2010, since inception and had an accumulated deficit of $396.8 million (including a cumulative non-cash valuation warrant loss of $40.7 million) through March 31, 2010.

During the quarter ended March 31, 2010, we announced that our supplemental New Drug Application, or sNDA, for once-daily XiDay was accepted for review by the FDA. The FDA granted XiDay a standard review time of ten months, assigning us with a Prescription Drug User Fee Act action date of October 16, 2010.

Results of Operations

Three Months Ended March 31, 2010 and 2009

Revenues. Net revenues were approximately $28.3 million for the three months ended March 31, 2010, as compared to $20.4 million for the three months ended March 31, 2009. The increase in revenues is the result of the continued increase in prescription growth and market penetration for our products.

The following table sets forth our net revenues for each of our products for the three months ended March 31, 2010 and 2009, respectively (dollars in millions), and the corresponding percentage change.

	Three Months Ended March 31,
	2010	2009	% Change
Xibrom	$20.3	$15.7	29%
Istalol	5.4	3.6	50%
Vitrase	2.1	1.0	110%
Bepreve	0.5	—	—

Product sales, net	28.3	20.3	39%
License revenue	—	0.1	—

Total Revenues	$28.3	$20.4	39%

Gross margin and cost of products sold. Gross margin for the three months ended March 31, 2010 was 74% of net revenues, or $21.0 million, as compared to 75% of net revenues, or $15.3 million, for the three months ended March 31, 2009. The decrease in the gross margin percentage for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009 is primarily the result of product mix as it relates to our net revenues. Cost of products sold was $7.3 million for the three months ended March 31, 2010, as compared to $5.1 million for the three months ended March 31, 2009. Cost of products sold for the three months ended March 31, 2010 and 2009 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales.

Research and development expenses. Research and development expenses were $4.8 million for the three months ended March 31, 2010, as compared to $6.7 million for the three months ended March 31, 2009. The decrease in research and development expenses of $1.9 million is due primarily to timing associated with the initiation and completion of clinical trials.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, and medical affairs costs. In addition, we also record as research and development expenses any up front and milestone payments to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. For the three months ended March 31, 2010, approximately 22% of our research and development expenditures were for clinical development costs, 21% were for regulatory costs, 8% were for pharmaceutical development costs, 18% were for manufacturing development costs, 26% were for medical affairs costs, and 5% were for stock-based compensation costs ($0.3 million).

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical development costs, which include clinical investigator fees, clinical trial monitoring costs and data management, for the three months ended March 31, 2010 were $1.0 million as compared to $2.1 million for the three months ended March 31, 2009. Due to the variation in the initiation, timing and completion of clinical trials, we realized a decrease in our clinical development costs of $1.1 million. The three months ended March 31, 2009 included costs associated with our XiDay trials, costs associated with our T-Pred trials and costs incurred to support our Bepreve New Drug Application, or NDA. The three months ended March 31, 2010 showed a reduction in our clinical development costs as the XiDay and T-Pred trials were complete.

•

Regulatory Costs — Regulatory costs, which include compliance expenses for existing products and other activity for pipeline projects, were $1.0 million for both the three months ended March 31, 2010 and 2009, respectively.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, were $0.3 million for both the three months ended March 31, 2010 and 2009, respectively.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, were $0.9 million for both the three months ended March 31, 2010 and 2009.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for the three months ended March 31, 2010 were $1.3 million as compared to $1.1 million for the three months ended March 31, 2009, or an increase of $0.2 million. The increase is primarily attributable to an increase in continuing medical education costs, primarily associated with the launch of Bepreve.

Our research and development activities reflect our efforts to advance our product candidates through the various stages of product development. The expenditures that will be necessary to execute our development plans are subject to numerous uncertainties, which may affect our research and development expenditures and capital resources. For instance, the duration and the cost of clinical trials may vary significantly depending on a variety of factors including a trial’s protocol, the number of patients in the trial, the duration of patient follow-up, the number of clinical sites in the trial, and the length of time required to enroll suitable patient subjects. Even if earlier results are positive, we may obtain different results in later stages of development, including failure to show the desired safety or efficacy, which could impact our development expenditures for a particular product candidate. Although we spend a considerable amount of time planning our development activities, we may be required to deviate from our plan based on new circumstances or events or our assessment from time to time of a product candidate’s market potential, other product opportunities or our corporate priorities. Any deviation from our plan may require us to incur additional expenditures or accelerate or delay the timing of our development spending. Furthermore, as we obtain results from clinical trials and review the path toward regulatory approval, we may elect to discontinue development of certain product candidates in certain indications, in order to focus our resources on more promising candidates or indications. As a result, the amount or ranges of estimable cost and timing to complete our product development programs and each future product development program is not estimable.

Selling, general and administrative expenses. Selling, general and administrative expenses were $20.9 million for the three months ended March 31, 2010, as compared to $13.0 million for the three months ended March 31, 2009. The $7.9 million increase reflects the addition of 65 new sales representatives, additional corporate support staff, and the promotional activities associated with the launch of Bepreve.

Stock-based compensation costs. Total stock-based compensation costs for the three months ended March 31, 2010 and 2009 were $1.0 million and $1.1 million, respectively. For the three months ended March 31, 2010 and 2009, we granted stock options to employees to purchase 708,540 shares of common stock (at a weighted average exercise price of $3.74 per share) and 651,688 shares of common stock (at a weighted average exercise price of $1.11per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 129,470 and 135,702 restricted stock awards for the three months ended March 31, 2010 and 2009, respectively. Included in stock-based compensation costs were $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively, related to restricted stock awards.

Interest expense. Interest expense was $2.1 million for the three months ended March 31, 2010, as compared to $1.9 million for the three months ended March 31, 2009. Interest expense for the three months ended March 31, 2010 included interest payments on our Facility Agreement ($1.0 million), interest on our borrowings under our Revolving Credit Facility ($0.1 million), amortization of the deferred financing costs ($0.3 million), amortization of the derivative on the Facility Agreement ($0.1 million) and amortization of the discount on the Facility Agreement ($0.6 million). Interest expense for the three months ended March 31, 2009 included interest payments on our Facility Agreement ($1.0 million), interest on our borrowings under our Revolving Credit Facility ($0.1 million), amortization of the deferred financing costs ($0.2 million) and amortization of the discount on the Facility Agreement ($0.6 million).

Gain on derivative valuation. Derivative valuation for the three months ended March 31, 2010 was a gain of $7,000, as compared to a gain of $0.1 million for the three months ended March 31, 2009. For both the three months ended March 31, 2010 and 2009, the gain was the result of a decrease in the value of the derivative, due to change in our stock price, risk-free interest rates and related stock price volatility.

Gain (loss) on warrant valuation. For the three months ended March 31, 2010, we recorded a non-cash valuation gain of $7.2 million, or $0.21 per share, as compared to a non-cash valuation loss of ($13.3) million, or ($0.40) per share, for the three months ended March 31, 2009. The change in the valuation of the warrants for the three months ended March 31, 2010, was primarily driven by a decrease in our stock price, offset by an increase in related volatility.

Updating 2010 Financial Outlook

•

We expect our net revenues will be approximately $147 to $165 million. We continue to assume there will not be a generic to Xibrom in 2010. We expect net revenues from our Xibrom (including XiDay, assuming approval) franchise to be in the range of $95 to $105 million and anticipate net revenues from Bepreve will be at least $20 million.

•	We expect our gross margin will be in the range of 74% to 76%.

•	We expect research and development expenses to be approximately 18% to 22% of net revenues, depending upon the progress of our clinical programs.

•	We expect selling, general and administrative expenses to be approximately 48% to 52% of net revenues.

•	We expect our operating income will be $8 to $10 million.

•

We expect our net income will be at least $1 million, or earnings per share of at $0.02, excluding any mark-to-market adjustments relating to our outstanding warrants. As of March 31, 2010, our fully diluted common shares, including our outstanding shares of common stock plus warrants and stock options on a treasury stock basis, were approximately 44 million shares.

•	We expect our business to generate $6 to $10 million in cash.

Liquidity and Capital Resources

As of March 31, 2010, we had $43.2 million in cash and working capital of $24.3 million. Historically, we have financed our operations primarily through sales of our debt and equity securities and cash receipts from product sales. Since March 2000, we have received gross proceeds of approximately $346.7 million from sales of our common stock and the issuance of promissory notes and convertible debt.

Under our Revolving Credit Facility with Silicon Valley Bank, we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash or $10.0 million. As of March 31, 2010, we had $19 million available under the Revolving Credit Facility of which we borrowed $13 million. All amounts borrowed under the Revolving Credit Facility were repaid in April 2010. We also had letters of credit of $0.5 million outstanding. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.25%. In no event shall the interest rate on outstanding borrowings be less than 4.25%, which is payable on a monthly basis. The Revolving Credit Facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; or (v) an acceleration event occurs under certain types of other indebtedness outstanding from time to time.

If an event of default occurs, the indebtedness to Silicon Valley Bank could be accelerated, such that it becomes immediately due and payable. As of March 31, 2010, we were in compliance with all of the covenants under the Revolving Credit Facility. Unless repaid earlier, all amounts owing under the Revolving Credit Facility will become due and payable on December 30, 2010. While we believe we will be able extend the maturity date of our Revolving Credit Facility, or refinance outstanding amounts with another lender, we may be unable to do so. If we are unable to renew our Revolving Credit Facility or obtain suitable alternative debt financing, our ability to execute on our business plan may be adversely affected.

We have a Facility Agreement with certain institutional accredited investors, which we refer to as the Lenders. As of March 31, 2010, we had total indebtedness under the Facility Agreement of $65 million. Outstanding amounts drawn under the Facility Agreement accrue interest at a fixed rate of 6.5% per annum, payable quarterly in cash in arrears. We are required to repay the Lenders 33% of the original principal amount on each of September 26, 2011 and 2012, and 34% of the original principal amount on September 26, 2013.

Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to repay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding has commenced by or against us; or (v) cash and cash equivalents on the last day of each calendar quarter are less than $10 million. The Facility Agreement also contains customary covenants regarding operations of our business. As of March 31, 2010, we are in compliance with all the covenants under the Facility Agreement.

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

For the three months ended March 31, 2010, we used $10.3 million of cash from operations, primarily the result of the increase in accounts receivable of $7.3 million and other changes in operating assets and liabilities. We had net income of $0.5 million, offset by the total change in operating assets and liabilities of ($5.7) million and non-cash charges totaling ($5.1) million. Non-cash charges primarily include a $7.2 million gain on warrant valuation, offset by $0.9 million in stock-based compensation costs, $0.7 million in amortization of discount on the Facility Agreement, $0.2 million in depreciation and amortization, and $0.3 million in amortization of deferred financing costs. For the three months ended March 31, 2009, we generated $1.2 million of cash from operations. We had a net loss of $19.6 million, offset by changes in operating assets and liabilities of $5.6 million and non-cash charges totaling $15.2 million. Non-cash charges primarily include $13.3 million in warrant valuation expense, $0.9 million in stock-based compensation costs, $0.3 million in depreciation and amortization, $0.5 million in amortization of discount on the Facility Agreement and $0.2 million in amortization of deferred financing costs.

For the three months ended March 31, 2010, we used $0.2 million of cash from investing activities, primarily due to the purchases of equipment. For the three months ended March 31, 2009, we received $4.5 million of cash from investing activities, primarily due to the maturities of our short-term investment securities.

For the three months ended March 31, 2010, we neither used nor generated cash from financing activities. For the three months ended March 31, 2009, we used $2.1 million of cash from financing activities, primarily as a result of net payments on our Revolving Credit Facility ($2.0 million).

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

We have never been profitable (excluding the quarter ended March 31, 2010), and, while we currently anticipate becoming profitable in 2010, we might never become profitable. As of March 31, 2010, our accumulated deficit was $396.8 million (including a cumulative non-cash valuation warrant loss of $40.7 million), including net income of approximately $0.5 million for the three months ended March 31, 2010 and a stockholders’ deficit of $76.6 million.

In April 2008 we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to Xibrom. From April 2008 through March 31, 2010, we incurred approximately $3.3 million in legal fees associated with this matter and expect to incur significant expenses in the future. In addition, if the government chooses to engage in civil litigation or initiate a criminal prosecution against us as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such action or pay or incur substantial fines or penalties, either of which could significantly deplete our cash resources. As of March 31, 2010 such legal costs are neither reasonably estimable nor probable.

The DoD’s TRICARE Retail Pharmacy program pursuant to section 703 of the National Defense Authorization Act of 2008, became effective on May 26, 2009. This regulation would require manufacturers to pay rebates to the DoD on products distributed to TRICARE beneficiaries through retail pharmacies retroactive to January 28, 2008. The regulation requires that pharmaceutical products paid for by the DoD through the TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price program, which would require manufacturers to provide DoD with a refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009. In addition, the regulation is currently the subject of litigation, and it is our belief that the retroactive application of the regulation is contrary to established case law. We have determined that payment of the retroactive rebate created by the regulation is neither reasonably estimable nor probable as of March 31, 2010.

We incurred legal expenses in the amount of $0.2 million and $0.3 million with the law firm, Covington & Burling, for the three months ended March 31, 2010 and 2009, respectively. A member of our Board of Directors is senior counsel in this law firm.

New Accounting Pronouncements

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance require the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values. These standards were adopted in the first quarter of 2010. The adoption did not have a material impact on our condensed financial statements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment policy is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in were subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing interest rate and the prevailing interest rate later increases, the principal amount of our investment will probably decline. Seeking to minimize this risk, historically we maintained our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and auction rate securities. All of our cash is held in non-interest bearing accounts, which is fully insured by the Federal Deposit Insurance Corporation. When our cash is invested in short-term investments, the average duration is usually less than one year.

All outstanding amounts under our Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.25%. In no event shall the interest rate on outstanding borrowings be less than 4.25%. Interest is payable on a monthly basis and may expose us to market risk due to changes in interest rates. As of March 31, 2010, we had $13.0 million in borrowings under our Revolving Credit Facility. The interest rate at March 31, 2010 was 4.25%. A 10% change in interest rates on our Revolving Credit Facility would not have had a material effect on our net income for the three months ended March 31, 2010.

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

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1 – 5. Not applicable.

Item 6	Exhibits

Exhibit Number	Description

10.1	Lease dated March 12, 2010 by and between ISTA Pharmaceuticals, Inc. and The Irvine Company, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISTA PHARMACEUTICALS, INC. (Registrant)

Dated: April 30, 2010	/s/ Vicente Anido, Jr., Ph.D.
Vicente Anido, Jr., Ph.D. President and Chief Executive Officer

Dated: April 30, 2010	/s/ Lauren P. Silvernail
Lauren P. Silvernail Chief Financial Officer and Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Lease dated March 12, 2010 by and between ISTA Pharmaceuticals, Inc. and The Irvine Company, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.