Form 10-Q
period 2010-06-30
ISTA PHARMACEUTICALS INC
filed 2010-08-05
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 30, 2010 was 33,423,679.

PART I FINANCIAL INFORMATION

Item 1	Condensed Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$52,890	$53,702
Accounts receivable, net of allowances of $2 in 2010 and $94 in 2009	22,408	17,434
Inventory, net of allowances of $750 in 2010 and $896 in 2009	4,901	5,548
Other current assets	3,419	3,175

Total current assets	83,618	79,859
Property and equipment, net	6,192	6,116
Deferred financing costs, net	2,421	2,957
Deposits and other assets	202	212

Total assets	$92,433	$89,144

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,242	$5,852
Accrued compensation and related expenses	4,525	7,731
Revolving Credit Facility	13,000	13,000
Current portion of obligations under capital leases	132	154
Allowance for rebates and chargebacks	6,254	4,779
Allowance for product returns	6,247	5,509
Royalties payable	13,503	7,348
Other current liabilities	8,755	6,373

Total current liabilities	57,658	50,746
Other long-term liabilities	159	196
Obligations under capital leases	70	129
Facility Agreement, net of unamortized discounts and derivatives	58,849	57,438
Warrant liability	25,166	58,663

Total liabilities	141,902	167,172

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized of which 1,000,000 shares have been designated as Series A Participating Preferred Stock at June 30, 2010 and December 31, 2009; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2010 and December 31, 2009; 33,423,679 and 33,291,123 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	33	33
Additional paid-in capital	321,127	319,211
Accumulated deficit	(370,629)	(397,272)

Total stockholders’ deficit	(49,469)	(78,028)

Total liabilities and stockholders’ deficit	$92,433	$89,144

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product sales, net	$35,068	$23,884	$63,373	$44,228
License revenue	—	69	—	139

Total revenues	35,068	23,953	63,373	44,367
Cost of products sold	8,209	6,214	15,494	11,343

Gross profit margin	26,859	17,739	47,879	33,024
Costs and expenses:
Research and development	5,031	6,644	9,834	13,385
Selling, general and administrative	19,900	12,708	40,768	25,687

Total costs and expenses	24,931	19,352	50,602	39,072

Income (loss) from operations	1,928	(1,613)	(2,723)	(6,048)
Other income (expense):
Interest expense	(2,073)	(1,843)	(4,144)	(3,714)
Gain on derivative valuation	6	774	13	839
Gain (loss) on warrant valuation	26,306	(33,964)	33,497	(47,307)
Other, net	—	—	—	(27)

Total other income (expense), net	24,239	(35,033)	29,366	(50,209)

Net income (loss)	$26,167	$(36,646)	$26,643	$(56,257)

Net income (loss) per common share, basic	$0.78	$(1.10)	$0.80	$(1.70)

Shares used in computing net income (loss) per common share, basic	33,408	33,212	33,386	33,189

Net income (loss) per common share, diluted	$0.61	$(1.10)	$0.62	$(1.70)

Shares used in computing net income (loss) per common share, diluted	42,606	33,212	43,277	33,189

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net income (loss)	$26,643	$(56,257)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation costs	1,872	1,861
Amortization of deferred financing costs	536	433
Amortization of discount on Facility Agreement	1,424	1,070
Change in value of warrants related to Facility Agreement	(33,497)	47,307
Change in value of derivatives related to Facility Agreement	(13)	(839)
Depreciation and amortization	484	524
Changes in operating assets and liabilities:
Accounts receivable, net	(4,974)	3,785
Inventory, net	647	(380)
Other current assets	(244)	823
Accounts payable	(610)	(11)
Accrued compensation and related expenses	(3,206)	(610)
Allowance for rebates and chargebacks	1,475	(864)
Allowance for product returns	738	926
Royalties payable	6,155	(1,206)
Other liabilities	2,345	1

Net cash used in operating activities	(225)	(3,437)

Investing Activities
Maturities of marketable securities	—	4,700
Purchases of property and equipment	(560)	(633)
Deposits and other assets	10	(2)

Net cash (used in) provided by investing activities	(550)	4,065

Financing Activities
Proceeds from exercise of stock options	8	1
Obligations under capital leases	(81)	(66)
Proceeds from Revolving Credit Facility	26,000	26,000
Repayment on Revolving Credit Facility	(26,000)	(28,000)
Proceeds from issuance of common stock	36	6
Financing costs on issuance of Facility Agreement	—	(43)

Net cash used in financing activities	(37)	(2,102)

Effect of exchange rate changes on cash	—	25
Decrease in Cash and Cash Equivalents	(812)	(1,449)
Cash and cash equivalents at beginning of period	53,702	48,316

Cash and Cash Equivalents At End of Period	$52,890	$46,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,202	$2,107

Equipment additions under capital leases	—	$68

See accompanying notes

ISTA Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. The Company

ISTA Pharmaceuticals, Inc. was incorporated in the state of California on February 13, 1992 to discover, develop and market new remedies for diseases and conditions of the eye. We reincorporated in Delaware on August 4, 2000. Xibrom (bromfenac ophthalmic solution)®, Xibrom™, Istalol®, Vitrase®, BEPREVE®, T-Pred™, ISTA®, ISTA Pharmaceuticals, Inc.® and the ISTA logo are our trademarks, either owned or under license.

We are a rapidly growing commercial stage, multi-specialty pharmaceutical company developing, marketing and selling our own products in the U.S. and Puerto Rico. We have the fourth largest branded prescription eye care business and an emerging allergy drug franchise. We manufacture our finished good products through third party contracts and we in-license or acquire new technology to add to our internal development efforts from time to time. Our products and product candidates seek to treat allergy and serious diseases of the eye and include therapies for ocular inflammation and pain, glaucoma, dry eye and ocular and nasal allergies. The U.S. prescription markets our therapies seek to address include key segments of the $5.5 billion ophthalmic pharmaceutical market and the $2.2 billion nasal allergy market.

We currently have four products available for sale in the U.S. and Puerto Rico: Xibrom (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, BEPREVE (bepotastine besilate ophthalmic solution) for the treatment of ocular itching associated with allergic conjunctivitis, Istalol (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase (hyaluronidase for injection) for use as a spreading agent. We are currently awaiting approval from the U.S. Food and Drug Administration, or FDA, for XiDay, our once-daily formulation of bromfenac for ocular inflammation. In addition, we have several eye and allergy product candidates in various stages of development, including treatments for dry eye, ocular inflammation and pain and nasal allergies.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the unaudited condensed balance sheets and statements of operations and cash flows for the three and six months ended June 30, 2010 and 2009 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

Revenue Recognition

Product Revenues. We recognize revenues from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product revenues net of estimated allowances for rebates, chargebacks, product returns and other discounts, such as wholesaler fees. If actual future payments for allowances for discounts, product returns, wholesaler fees, rebates and chargebacks exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows may be negatively impacted.

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

We record estimated allowances for rebates, chargebacks, product returns and other discounts, such as wholesaler fees, in the same period when revenue is recognized. The objective of recording the allowances for such deductions at the time of sale is to provide a reasonable estimate of the aggregate amount of credit to our direct customers or payments to our indirect customers. Customers typically process their claims for allowances such as early pay discounts promptly, usually within the established payment terms. We monitor actual credit memos issued to our customers and compare such actual amounts to the estimated provisions, in the aggregate, for each allowance category to assess the reasonableness of the various reserves at each balance sheet date. Differences between our estimated allowances and actual credits issued have not been significant, and are accounted for in the current period as a change in estimate.

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

Allowances for product returns were $6.2 million and $5.5 million as of June 30, 2010 and December 31, 2009, respectively. These allowances reflect an estimate of our liability for products that may be returned by the original purchaser in accordance with our stated return policy, which allows customers to return products within six months of their respective expiration dates and for a period up to twelve months after such products have reached their respective expiration dates. We estimate our liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above.

As a percentage of gross product revenues, the reserve for product returns was 2.9% and 3.2% for the three months ended June 30, 2010 and 2009, respectively; and was 2.3% and 4.0% for the six months ended June 30, 2010 and 2009, respectively. The decrease is primarily due to the improvement in historical trending of actual return data, the lengthening of product shelf life, and continued acceptance and pull-through of our products.

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

Allowances for estimated rebates, chargebacks and other discounts, such as wholesaler fees, were $8.7 million and $6.4 million as of June 30, 2010 and December 31, 2009, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts, chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements and fees charged by certain wholesalers under distribution agreements. We estimate our liability for rebates, chargebacks and other discounts, such as wholesaler fees, at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

As a percentage of gross product revenues, the reserve for rebates, chargebacks and other discounts such as wholesaler fees was 17.5% and 13.8% for the three months ended June 30, 2010 and 2009, respectively; and was 17.6% and 12.5% for the six months ended June 30, 2010 and 2009, respectively. The increase is due primarily to growth in the number and utilization of managed care and federal contracts, wholesaler distribution agreements, and the impact of higher Medicaid rebates required under the recently enacted healthcare legislation ($0.3 million and $0.4 million for the three and six months ended June 30, 2010, respectively).

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a significant concentration of credit risk principally consist of cash and cash equivalents, and trade receivables. Wholesale distributors account for a substantial portion of trade receivables. For the six months ended June 30, 2010, net revenues from AmeriSource Bergen Corp., McKesson HBOC and Cardinal Health, Inc. accounted for 17%, 36% and 40%, respectively, of our net revenues. We maintain reserves for bad debt and such losses, in the aggregate, have not exceeded our estimates.

Inventory

Inventory at June 30, 2010 consisted of $2.4 million of raw materials and $3.3 million of finished goods, which excludes $0.8 million in inventory reserves. Inventory at December 31, 2009 consisted of $2.6 million in raw materials and $3.8 million of finished goods, which excludes $0.9 million in inventory reserves. Inventory, net of allowances, is stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method.

Inventory is reviewed periodically for slow-moving or obsolete status. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We would record a reserve to adjust inventory to its net realizable value if: (i) a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, (ii) when a product is close to expiration and not expected to be sold, (iii) when a product has reached its expiration date or (iv) when a product is not expected to be saleable. In determining the reserves for these products, we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, have recorded adjustments to reflect inventory at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about the future demand for our products in order to categorize the status of such inventory items as slow-moving, obsolete or in excess-of-need. These future estimates are subject to the ongoing accuracy of our forecasts of market conditions, industry trends, competition and other factors. Differences between our estimated reserves and actual inventory adjustments have not been significant, and are accounted for in the current period as a change in estimate.

Costs incurred for the manufacture of validation batches for pre-approval products are recorded as research and development expenses in the period in which those costs are incurred.

Supply Concentration Risks

Some materials used in our products are currently obtained from a single source. We have a supply agreement with Senju Pharmaceuticals, Co. Ltd., or Senju, for bepotastine besilate, which is the active pharmaceutical ingredient in BEPREVE. Currently, Senju is our sole source for bepotastine besilate. We have a supply agreement with Regis Technologies, Inc., or Regis, for bromfenac, which is the active pharmaceutical ingredient in Xibrom. Currently, Regis is our sole source for bromfenac. We also have supply agreements with Bausch & Lomb to manufacture commercial quantities of Istalol (which is purchased in finished form), Xibrom and BEPREVE. Currently, Bausch & Lomb is our sole source for Istalol, Xibrom and BEPREVE.

Biozyme Laboratories, Ltd., or Biozyme, had been our sole source for highly purified ovine hyaluronidase, which is the active ingredient in Vitrase. Our supply agreement with Biozyme ended in August 2007. In June 2010, we received approval from the FDA to manufacture hyaluronidase at our Irvine, California manufacturing facility and began production of ovine hyaluronidase in July 2010. We have a supply agreement with Alliance Medical Products to manufacture commercial quantities of Vitrase. Currently, Alliance Medical Products is our sole source for Vitrase.

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

We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of June 30, 2010, all of our assets and liabilities are valued using Level 1 inputs except for the derivatives and warrants related to our Facility Agreement. We have valued both the derivatives and the warrants using a Black-Scholes model based on assumptions and data available as of June 30, 2010, including but not limited to our stock price, risk-free interest rates and stock price volatility.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands) (unaudited):

	Fair Value Measurements at June 30, 2010 Using:			Total Carrying Value at June 30,
	Level 1	Level 2	Level 3	2010
Cash and cash equivalents	$52,890	$—	$—	$52,890
Derivatives	—	—	(286)	(286)
Warrants	—	(25,166)	—	(25,166)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 2) Warrants	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
Beginning balance at December 31, 2009	$(58,663)	$(299)
Total gains or losses (realized or unrealized):
Included in earnings	33,497	13

Ending balance at June 30, 2010	$(25,166)	$(286)

Comprehensive Income (Loss)

Accounting Standards Codification 220 “Comprehensive Income,” or ASC 220, requires reporting and displaying comprehensive income (loss) and its components, which includes net income (loss) and unrealized gains and losses on investments and foreign currency translation gains and losses. For the six months ended June 30, 2010 and 2009, we had neither unrealized gains and losses on investments nor foreign currency translation gains and losses. Total comprehensive income (loss) for the six months ended June 30, 2010 and 2009 was $26.6 million and ($56.3) million, respectively.

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

At June 30, 2010, there was $5.4 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.5 years.

Restricted Stock Awards

The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock were $0.1 million and $0.2 million for the three and six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was approximately $1.1 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

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

Basic and diluted net income per share was calculated as follows (in thousands) (unaudited):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Numerator for basic and diluted income per share	$26,167	$26,643

Denominator for basic income per share – weighted-average shares	33,408	33,386
Effect of dilutive securities	9,198	9,891

Denominator for diluted income per share – adjusted weighted-average shares	42,606	43,277

Diluted net income per share of common stock includes the dilutive effect of stock options, unvested restricted stock and warrants. For the three and six months ended June 30, 2010, approximately 14.0 million and 13.3 million stock options, unvested restricted stock and warrants, respectively, were excluded from the calculation of diluted income per share because their exercise prices rendered them anti-dilutive.

Common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. We have further determined that the warrants to purchase an aggregate of 15 million shares of our common stock issued in conjunction with our Facility Agreement represent participating securities, requiring the use of the two-class method for the calculation of basic and diluted earnings per share. The two-class method for the three and six months ended June 30, 2010 reflects the amount of unallocated undistributed earnings calculated using the participation percentage. Because net losses are not allocated to the warrant holders, the two-class method does not affect our calculation of earnings per share for the three and six months ended June 30, 2009.

The following table sets forth the calculation of unallocated undistributed earnings using the two-class method for amounts attributable to our common stock and our warrants (in thousands) (unaudited):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Net income attributable to shareholders	$26,167	$26,643

Common stock unallocated earnings	$18,059	$18,383
Warrant unallocated earnings	8,108	8,260

Total unallocated earnings	$26,167	$26,643

Executive Employment Agreements

We have agreements with each of our officers, each of which generally provides that any unvested stock options and restricted shares then held by such officer will become fully vested and, with respect to stock options, immediately exercisable, in the event of a change in control of the Company and, in certain instances, if within twenty-four months following such change in control such officer’s employment is terminated by the Company without cause or such officer resigns for good reason within sixty days of the event forming the basis for such good reason termination.

Revolving Credit Facility

Under our Revolving Credit Facility with Silicon Valley Bank, we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash or $10.0 million. As of June 30, 2010, we had $19 million available under the Revolving Credit Facility, of which we borrowed $13 million. All amounts borrowed under the Revolving Credit Facility were repaid in July 2010. We also had letters of credit of $0.5 million outstanding. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.25%. In no event shall the interest rate on outstanding borrowings be less than 4.25%, which is payable on a monthly basis. The Revolving Credit Facility also contains customary covenants regarding the operation of our business and financial covenants relating to ratios of current assets to current liabilities, and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; or (v) an acceleration event occurs under certain types of other indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Silicon Valley Bank could be accelerated, such that it becomes immediately due and payable. As of June 30, 2010, we were in compliance with all of the covenants under the Revolving Credit Facility. Unless repaid earlier, all amounts owing under the Revolving Credit Facility will become due and payable on December 30, 2010.

Facility Agreement

We have a Facility Agreement with certain institutional accredited investors, collectively known as the Lenders, pursuant to which the Lenders loaned us $65 million. On June 30, 2010 we had total indebtedness under the Facility Agreement of $65 million, which excludes unamortized discounts of ($6.5) million and the value of the derivatives of $0.3 million. Outstanding amounts under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in arrears. We are required to repay the Lenders 33% of the original principal amount (or $21.5 million) on each of September 26, 2011 and 2012, and 34% of the original principal amount (or $22.0 million) on September 26, 2013.

Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to repay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding is commenced by or against us; and (v) cash and cash equivalents on the last day of each calendar quarter are less than $10 million. As of June 30, 2010 we are in compliance with all the covenants under this Facility Agreement.

In connection with the Facility Agreement, we entered into a security agreement with the Lenders, pursuant to which, as security for our repayment obligations under the Facility Agreement, we granted to the Lenders a security interest in certain of our intellectual property, including intellectual property relating to Xibrom, BEPREVE, Istalol, Vitrase and each other product marketed by or under license from us, and certain personal property relating thereto.

Because the consummation of certain change in control transactions results in a premium of the outstanding principal, the premium put feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. The value of the derivatives at June 30, 2010 was $0.3 million and is marked-to-market and adjusted quarterly through interest expense.

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

Because of the anti-dilutive provisions in the warrant agreement, where additional warrants might be issued should we issue additional equity, with such additional warrants being issued at a price equal to the fair value of the common stock being issued, but not less than $1.41, we have recorded the warrants as a liability. The warrants will be marked-to-market and adjusted quarterly. We recorded a non-cash valuation gain of $26.3 million, or $0.62 per diluted share, and a non-cash valuation loss of ($34.0) million, or ($1.02) per diluted share for the three months ended June 30, 2010 and 2009, respectively; we recorded a non-cash valuation gain of $33.5 million, or $1.00 per share, and a non-cash valuation loss of ($47.3) million, or ($1.43) per share for the six months ended June 30, 2010 and 2009, respectively. The change in the valuation of the warrants was primarily driven by changes in both our stock price and related volatility.

Commitments and Contingencies

Legal.

On June 29, 2010, we initiated a legal action by filing a Complaint against AcSentient, Inc., or AcSentient, seeking a declaratory judgment with regard to the license for Xibrom (bromfenac ophthalmic solution) 0.09% and relevant royalty obligations under the Asset Purchase Agreement dated May 3, 2002, by and between us and AcSentient. The only patent applicable to Xibrom expired in January 2009 and, according to U.S. case law and the terms of our agreement with AcSentient, we believe no royalties are due after patent expiration. A declaratory judgment that we are seeking from the court in regard to royalty obligations to AcSentient may apply not only to Xibrom, but also to the once-daily formulation of bromfenac (XiDay) awaiting FDA approval in October 2010. We initiated a similar legal action on April 29, 2010, against Senju also seeking a declaratory judgment with regard to the relevant Xibrom royalty obligations to Senju and a recovery of overpaid royalties and other damages from Senju. There can be no assurance about when these two actions will be resolved, and we cannot predict the final financial outcome of either. Until these two court actions are resolved, for accounting purposes, the company has been and intends to continue to reserve for Xibrom royalties. As of June 30, 2010 we had $11.5 million reserved for unpaid Xibrom royalties.

Subpoenas From the U.S. Attorney, Western District of New York. In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to Xibrom. From April 2008 through June 30, 2010, we incurred approximately $3.4 million in legal fees associated with this matter and expect to incur significant expenses in the future. In addition, if the government chooses to engage in civil litigation or initiate a criminal prosecution against us as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such action or pay or incur substantial fines or penalties, either of which could significantly deplete our cash resources. The case is in its preliminary stages and thus the likelihood of an unfavorable outcome and/or the amount/range of loss, if any, cannot be reasonably estimated.

TRICARE Retail Pharmacy Program. The Department of Defense’s, or DoD’s, TRICARE Retail Pharmacy program pursuant to section 703 of the National Defense Authorization Act of 2008, became effective on May 26, 2009. This regulation would require manufacturers to pay rebates to the DoD on products distributed to TRICARE beneficiaries through retail pharmacies retroactive to January 28, 2008. The regulation requires that pharmaceutical products paid for by the DoD through the TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price program, which would require manufacturers to provide DoD with a refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009. In addition, the regulation is currently the subject of litigation, and it is our belief that the retroactive application of the regulation is contrary to established case law. We have determined that payment of the retroactive rebate created by the regulation is neither reasonably estimable nor probable as of June 30, 2010.

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

Income Taxes

We account for income taxes under the Income Tax Topic of the FASB Accounting Standards Codification. As of June 30, 2010 and December 31, 2009, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our condensed balance sheets at June 30, 2010 and December 31, 2009, respectively, and have not recognized interest and/or penalties in the condensed statement of operations for the three and six months ended June 30, 2010.

We are subject to taxation in the U.S. and various state jurisdictions. Our tax years for 1994 and forward are subject to examination by the U.S. and state tax authorities.

At December 31, 2009, we had net deferred tax assets of $46.3 million. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of our net operating loss and research and development credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. We have not completed a Section 382 and 383 analysis to determine the limitation of the net operating loss and research and development credit carry forwards.

At December 31, 2009, we had Federal and state income tax net operating loss carry forwards of approximately $178.9 million and $106.3 million, respectively. Federal tax loss carry forwards continue to expire in 2010 unless previously utilized. California tax loss carry forwards begin to expire in 2012, unless previously utilized. In addition, we have Federal and California research and development tax credit carry forwards of $9.7 million and $6.2 million, respectively. The Federal research and development credit carry forwards will begin to expire in 2010 unless previously utilized. The California research and development credit carry forwards can be used indefinitely.

Recent Accounting Pronouncements

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, U.S. Securities and Exchange Commission, or SEC, filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values. We adopted these standards in the first quarter of 2010 (see Fair-Value Measurements above). The adoption did not have a material impact on our condensed financial statements.

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

Overview

We are a rapidly growing commercial stage, multi-specialty pharmaceutical company developing, marketing and selling our own products in the U.S. and Puerto Rico. We have the fourth largest branded prescription eye care business and an emerging allergy drug franchise. We manufacture our finished good products through third party contracts and we in-license or acquire new technology to add to our internal development efforts from time to time. Our products and product candidates seek to treat allergy and serious diseases of the eye and include therapies for ocular inflammation and pain, glaucoma, dry eye and ocular and nasal allergies. The U.S. prescription markets our therapies seek to address include key segments of the $5.5 billion ophthalmic pharmaceutical market and the $2.2 billion nasal allergy market.

We currently have four products available for sale in the U.S. and Puerto Rico: Xibrom (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, BEPREVE (bepotastine besilate ophthalmic solution) for the treatment of ocular itching associated with allergic conjunctivitis, Istalol (timolol maleate ophthalmic solution) for the treatment of glaucoma, and Vitrase (hyaluronidase for injection) for use as a spreading agent. We have several eye and allergy product candidates in various stages of development, including treatments for dry eye, ocular inflammation and pain and nasal allergies.

We have incurred losses, excluding the three and six months ended June 30, 2010, since inception and had an accumulated deficit of $370.6 million (including a cumulative non-cash warrant valuation gain of $14.4 million) through June 30, 2010.

During the quarter ended June 30, 2010 and through the date of this filing, the following events occurred:

•	on April 29, 2010, we filed a Complaint against Senju seeking a declaratory judgment with regards to the license for Xibrom and relevant royalty obligations;

•	during June 2010, we launched the 5 mL bottle size of BEPREVE;

•	during June 2010, we received approval from the FDA for our Irvine, California facility to manufacture ovine hyaluronidase, the active pharmaceutical ingredient in Vitrase;

•	on June 29, 2010, we filed a Complaint against AcSentient seeking a declaratory judgment with regards to the license for Xibrom and relevant royalty obligations; and

•

during July 2010, we announced the initiation of a phase 1/2 clinical study of bepotastine nasal spray for the treatment of symptoms associated with seasonal allergic rhinitis, the inflammation of the nasal passages caused by allergies.

Results of Operations

Three Months Ended June 30, 2010 and 2009

Revenues. Net revenues were approximately $35.1 million for the three months ended June 30, 2010, as compared to $24.0 million for the three months ended June 30, 2009. Net revenue growth was primarily driven by strong demand for BEPREVE, supported by revenue increases in Xibrom and Vitrase.

The following table sets forth our net revenues for each of our products for the three months ended June 30, 2010 and 2009, respectively (dollars in millions), and the corresponding percentage change.

	Three Months Ended June 31,
	2010	2009	% Change
Xibrom	$21.1	$18.1	17%
BEPREVE	6.2	—	—
Istalol	4.3	4.3	—
Vitrase	3.5	1.5	133%

Product sales, net	35.1	23.9	47%
License revenue	—	0.1	—

Total revenues	$35.1	$24.0	46%

Gross margin and cost of products sold. Gross margin for the three months ended June 30, 2010 was 77% of net revenues, or $26.9 million, as compared to 74% of net revenues, or $17.7 million, for the three months ended June 30, 2009. The increase in the gross margin percentage for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009 is primarily the result of increased sales of our higher gross margin products, Xibrom and BEPREVE. Cost of products sold was $8.2 million for the three months ended June 30, 2010, as compared to $6.2 million for the three months ended June 30, 2009. Cost of products sold for the three months ended June 30, 2010 and 2009 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves and other costs of products sold. The increase in cost of products sold is primarily the result of increased net revenues.

Research and development expenses. Research and development expenses were $5.0 million for the three months ended June 30, 2010, as compared to $6.6 million for the three months ended June 30, 2009. The decrease in research and development expenses of $1.6 million is due primarily to timing associated with the initiation and completion of clinical trials.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, and medical affairs costs. In addition, we also record as research and development expenses any up front and milestone payments to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. For the three months ended June 30, 2010, approximately 26% of our research and development expenditures were for clinical development costs, 18% were for regulatory costs, 7% were for pharmaceutical development costs, 21% were for manufacturing development costs, 23% were for medical affairs costs, and 5% were for stock-based compensation costs ($0.3 million).

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical development costs, which include clinical investigator fees, clinical trial monitoring costs and data management, for the three months ended June 30, 2010 were $1.3 million as compared to $3.2 million for the three months ended June 30, 2009. Due to the variation in the initiation, timing and completion of clinical trials, we realized a decrease in our clinical development costs of $1.9 million. The three months ended June 30, 2009 included costs associated with our XiDay trials, costs associated with our T-Pred trials and costs incurred to support our BEPREVE New Drug Application, or NDA. The three months ended June 30, 2010 showed a reduction in our clinical development costs because the XiDay and T-Pred trials were completed in 2009 and the bepotastine nasal trial was initiated at the end of the second quarter 2010. We expect clinical development costs to increase during the second half of 2010 as we plan to complete the bepotastine nasal trial and initiate the bromfenac dry eye trials.

•

Regulatory Costs — Regulatory costs, which include compliance expenses for existing products and other activity for pipeline projects, for the three months ended June 30, 2010 were $0.9 million as compared to $1.1 million for the three months ended June 30, 2009. The decrease of $0.2 million was due primarily to a reduction in outside consulting costs because the three months ended June 30, 2009 included costs associated with our participation in an FDA advisory panel for BEPREVE.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for both the three months ended June 30, 2010 and 2009 were $0.3 million, respectively.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for both the three months ended June 30, 2010 and 2009 were $1.0 million, respectively.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for the three months ended June 30, 2010 were $1.2 million as compared to $0.7 million for the three months ended June 30, 2009, or an increase of $0.5 million. The increase is primarily attributable to an increase in personnel costs and continuing medical education costs, primarily associated with the launch of BEPREVE.

Our research and development activities reflect our efforts to advance our product candidates through the various stages of product development. The expenditures that will be necessary to execute our development plans are subject to numerous uncertainties, which may affect our research and development expenditures and capital resources. For instance, the duration and the cost of clinical trials may vary significantly depending on a variety of factors including a trial’s protocol, the number of patients in the trial, the duration of patient follow-up, the number of clinical sites in the trial, and the length of time required to enroll suitable patient subjects in the trial. Even if earlier results are positive, we may obtain different results in later stages of development, including failure to show the desired safety or efficacy, which could impact our development expenditures for a particular product candidate. Although we spend a considerable amount of time planning our development activities, we may be required to deviate from our plan based on new circumstances or events or our assessment from time to time of a product candidate’s market potential, other product opportunities or our corporate priorities. Any deviation from our plan may require us to incur additional expenditures or accelerate or delay the timing of our development spending. Furthermore, as we obtain results from clinical trials and review the path toward regulatory approval, we may elect to discontinue development of certain product candidates in certain indications, in order to focus our resources on more promising candidates or indications. As a result, the amount or ranges of estimable cost and timing to complete our product development programs and each future product development program is not estimable.

Selling, general and administrative expenses. Selling, general and administrative expenses were $19.9 million for the three months ended June 30, 2010, as compared to $12.7 million for the three months ended June 30, 2009. The $7.2 million increase reflects the addition of approximately 65 new sales representatives, additional corporate support staff, and promotional activities associated with the launch of BEPREVE.

Stock-based compensation costs. Total stock-based compensation costs for the three months ended June 30, 2010 and 2009 were $1.0 million and $0.6 million, respectively. For the three months ended June 30, 2010 and 2009, we granted stock options to employees to purchase 160,769 shares of common stock (at a weighted average exercise price of $3.01 per share) and 97,600 shares of common stock (at a weighted average exercise price of $2.90 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 22,349 and 9,333 restricted stock awards for the three months ended June 30, 2010 and 2009, respectively. Included in stock-based compensation costs were $0.1 million for both the three months ended June 30, 2010 and 2009, respectively, related to restricted stock awards.

Interest expense. Interest expense was $2.1 million for the three months ended June 30, 2010, as compared to $1.8 million for the three months ended June 30, 2009. Interest expense for the three months ended June 30, 2010 included interest payments on our Facility Agreement ($1.0 million), interest on our borrowings under our Revolving Credit Facility ($0.1 million), amortization of the deferred financing costs ($0.3 million), amortization of the derivative on the Facility Agreement ($0.1 million) and amortization of the discount on the Facility Agreement ($0.6 million). Interest expense for the three months ended June 30, 2009 included interest payments on our Facility Agreement ($1.0 million), interest on our borrowings under our Revolving Credit Facility ($0.1 million), amortization of the deferred financing costs ($0.2 million) and amortization of the discount on the Facility Agreement ($0.5 million).

Gain on derivative valuation. Derivative valuation for the three months ended June 30, 2010 was a gain of $6,000, as compared to a gain of $0.8 million for the three months ended June 30, 2009. For both the three months ended June 30, 2010 and 2009, the change in the value of the derivative was due to changes in our stock price, risk-free interest rates and related stock price volatility.

Gain (loss) on warrant valuation. For the three months ended June 30, 2010, we recorded a non-cash valuation gain of $26.3 million, or $0.62 per diluted share, as compared to a non-cash valuation loss of ($34.0) million, or ($1.02) per diluted share, for the three months ended June 30, 2009. The change in the valuation of the warrants for the three months ended June 30, 2010 was primarily driven by a decrease in our stock price, offset by an increase in related volatility.

Six Months Ended June 30, 2010 and 2009

Revenues. Net revenues were approximately $63.4 million for the six months ended June 30, 2010, as compared to $44.4 million for the six months ended June 30, 2009. Net revenue growth was primarily driven by strong demand for BEPREVE, supported by revenue increases in our core eye care products, Xibrom, Istalol and Vitrase.

The following table sets forth our net revenues for each of our products for the six months ended June 30, 2010 and 2009, respectively (dollars in millions), and the corresponding percentage change.

	Six Months Ended June 31,
	2010	2009	% Change
Xibrom	$41.4	$33.8	22%
BEPREVE	6.7	—	—
Istalol	9.7	7.9	23%
Vitrase	5.6	2.6	115%

Product sales, net	63.4	44.3	43%
License revenue	—	0.1	—

Total revenues	$63.4	$44.4	43%

Gross margin and cost of products sold. Gross margin for the six months ended June 30, 2010 was 76% of net revenues, or $47.9 million, as compared to 74% of net revenues, or $33.0 million, for the six months ended June 30, 2009. The increase in the gross margin percentage for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009 is primarily the result of increased sales of our higher gross margin products, Xibrom and BEPREVE. Cost of products sold was $15.5 million for the six months ended June 30, 2010, as compared to $11.3 million for the six months ended June 30, 2009. Cost of products sold for the six months ended June 30, 2010 and 2009 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves and other costs of products sold. The increase in cost of products sold is primarily the result of increased net revenues.

Research and development expenses. Research and development expenses were $9.8 million for the six months ended June 30, 2010, as compared to $13.4 million for the six months ended June 30, 2009. The decrease in research and development expenses of $3.6 million (which includes a $1.0 million milestone payment made in the first quarter of 2009 to Senju for the acceptance of the BEPREVE NDA by the FDA) is due primarily to timing associated with the initiation and completion of clinical trials.

For the six months ended June 30, 2010, approximately 24% of our research and development expenditures were for clinical development costs, 20% were for regulatory costs, 7% were for pharmaceutical development costs, 19% were for manufacturing development costs, 25% were for medical affairs costs, and 5% were for stock-based compensation costs ($0.5 million).

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical development costs for the six months ended June 30, 2010 were $2.3 million as compared to $5.2 million for the six months ended June 30, 2009. Due to the variation in the initiation, timing and completion of clinical trials, we realized a decrease in our clinical development costs of $2.9 million. The six months ended June 30, 2009 included costs associated with our XiDay trials, costs associated with our T-Pred trials and costs incurred to support our BEPREVE NDA. The six months ended June 30, 2010 showed a reduction in our clinical development costs because the XiDay and T-Pred trials were completed in 2009 and the bepotastine nasal was initiated in the second quarter of 2010.

•

Regulatory Costs — Regulatory costs for the six months ended June 30, 2010 were $1.9 million as compared to $2.2 million for the six months ended June 30, 2009. The decrease of $0.3 million was due primarily to a reduction in outside consulting costs because the six months ended June 30, 2009 included costs associated with our participation in an FDA advisory panel for BEPREVE.

•

Pharmaceutical Development Costs — Pharmaceutical development costs for the six months ended June 30, 2010 were $0.7 million as compared to $0.6 million for the six months ended June 30, 2009. The increase of $0.1 million was primarily due to an increase in personnel and outside service costs.

•

Manufacturing Development Costs — Manufacturing development costs for the six months ended June 30, 2010 were $1.9 million as compared to $2.0 million for the six months ended June 30, 2009. The decrease of $0.1 million was due primarily to a reduction in consulting and outside service costs.

•

Medical Affairs Costs — Medical affairs costs for the six months ended June 30, 2010 were $2.5 million as compared to $1.8 million for the six months ended June 30, 2009, or an increase of $0.7 million. The increase is primarily attributable to an increase in personnel costs and continuing medical education costs, primarily associated with the launch of BEPREVE.

Selling, general and administrative expenses. Selling, general and administrative expenses were $40.8 million for the six months ended June 30, 2010, as compared to $25.7 million for the six months ended June 30, 2009. The $15.1 million increase reflects the addition of approximately 65 new sales representatives, additional corporate support staff, and promotional activities associated with the launch of BEPREVE.

Stock-based compensation costs. Total stock-based compensation costs for the six months ended June 30, 2010 and 2009 were both $1.9 million, respectively. For the six months ended June 30, 2010 and 2009, we granted stock options to employees to purchase 869,309 shares of common stock (at a weighted average exercise price of $3.61 per share) and 749,288 shares of common stock (at a weighted average exercise price of $1.35 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 151,819 and 145,035 restricted stock awards for the six months ended June 30, 2010 and 2009, respectively. Included in stock-based compensation costs were $0.2 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively, related to restricted stock awards.

Interest expense. Interest expense was $4.1 million for the six months ended June 30, 2010, as compared to $3.7 million for the six months ended June 30, 2009. Interest expense for the six months ended June 30, 2010 included interest payments on our Facility Agreement ($2.1 million), interest on our borrowings under our Revolving Credit Facility ($0.1 million), amortization of the deferred financing costs ($0.5 million), amortization of the derivative on the Facility Agreement ($0.1 million) and amortization of the discount on the Facility Agreement ($1.3 million). Interest expense for the six months ended June 30, 2009 included interest payments on our Facility Agreement ($2.1 million), interest on our borrowings under our Revolving Credit Facility ($0.1 million), amortization of the deferred financing costs ($0.4 million) and amortization of the discount on the Facility Agreement ($1.1 million).

Gain on derivative valuation. Derivative valuation for the six months ended June 30, 2010 was a gain of $13,000, as compared to a gain of $0.8 million for the six months ended June 30, 2009. For both the six months ended June 30, 2010 and 2009, the change in the value of the derivative was due to change in our stock price, risk-free interest rates and related stock price volatility.

Gain (loss) on warrant valuation. For the six months ended June 30, 2010, we recorded a non-cash valuation gain of $33.5 million, or $0.77 per diluted share, as compared to a non-cash valuation loss of ($47.3) million, or ($1.43) per diluted share, for the six months ended June 30, 2009. The change in the valuation of the warrants for the six months ended June 30, 2010, was primarily driven by a decrease in our stock price, offset by an increase in related volatility.

Reiterating our 2010 Financial Outlook

•

We expect our net revenues will be approximately $147 to $165 million. We expect net revenues from our Xibrom (including XiDay, assuming FDA approval) franchise will be in the range of $95 to $105 million and anticipate net revenues from BEPREVE will be at least $20 million.

•	We expect our gross margin will be in the range of 74% to 76%.

•

We expect research and development expenses will be approximately 18% to 22% of net revenues, depending upon the progress of our clinical programs. We announced the initiation of Phase 1/2 study for bepotastine nasal in July 2010 and anticipate beginning our Phase 3 studies for bromfenac dry eye during the second half of 2010, subject to the progress of our discussions with the FDA.

•	We expect selling, general and administrative expenses will be approximately 48% to 52% of net revenues.

•	We expect our operating income will be $8 to $10 million.

•

We expect our net income will be at least $1 million, or earnings per share of at $0.02, excluding any mark-to-market adjustments relating to our outstanding warrants. As of June 30, 2010, our fully diluted common shares, including our outstanding shares of common stock plus warrants and stock options on a treasury stock basis, were approximately 43 million shares.

•

We expect our business to generate $6 to $10 million in cash, without taking into account resolution of the matters between us, Senju and AcSentient. A favorable resolution of these matters in fiscal year 2010 would be accretive to our financial results for 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had $52.9 million in cash and working capital of $26.0 million. Historically, we have financed our operations primarily through sales of our debt and equity securities and cash receipts from product sales. Since March 2000, we have received gross proceeds of approximately $346.7 million from sales of our common stock and the issuance of promissory notes and convertible debt.

Under our Revolving Credit Facility with Silicon Valley Bank, we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash or $10.0 million. As of June 30, 2010, we had $19 million available under the Revolving Credit Facility of which we borrowed $13 million. All amounts borrowed under the Revolving Credit Facility were repaid in July 2010. We also had letters of credit of $0.5 million outstanding. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.25%. In no event shall the interest rate on outstanding borrowings be less than 4.25%, which is payable on a monthly basis. The Revolving Credit Facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; or (v) an acceleration event occurs under certain types of other indebtedness outstanding from time to time.

If an event of default occurs, the indebtedness to Silicon Valley Bank could be accelerated, such that it becomes immediately due and payable. As of June 30, 2010, we were in compliance with all of the covenants under the Revolving Credit Facility. Unless repaid earlier, all amounts owing under the Revolving Credit Facility will become due and payable on December 30, 2010. While we believe we will be able extend the maturity date of our Revolving Credit Facility, or refinance outstanding amounts with another lender, we may be unable to do so. If we are unable to renew our Revolving Credit Facility or obtain suitable alternative debt financing, our ability to execute on our business plan may be adversely affected.

We have a Facility Agreement with certain institutional accredited investors, which we refer to as the Lenders. As of June 30, 2010, we had total indebtedness under the Facility Agreement of $65 million. Outstanding amounts drawn under the Facility Agreement accrue interest at a fixed rate of 6.5% per annum, payable quarterly in cash in arrears. We are required to repay the Lenders 33% of the original principal amount (or $21.5 million) on each of September 26, 2011 and 2012, and 34% of the original principal amount (or $22.0 million) on September 26, 2013.

Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to repay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding is commenced by or against us; or (v) cash and cash equivalents on the last day of each calendar quarter are less than $10 million. The Facility Agreement also contains customary covenants regarding operations of our business. As of June 30, 2010, we are in compliance with all the covenants under the Facility Agreement.

In connection with the Facility Agreement, we entered into a security agreement with the Lenders, pursuant to which, as security for our repayment obligations under the Facility Agreement, we granted to the Lenders a security interest in certain of our intellectual property, including intellectual property relating to Xibrom, BEPREVE, Istalol, Vitrase and each other product marketed by or under license from us, and certain personal property relating thereto.

For the six months ended June 30, 2010, we used $0.2 million of cash from operations, primarily the result of the increase in accounts receivable of $5.0 million, offset by the increase in royalties payable of $6.2 million and other changes in operating assets and liabilities. We had net income of $26.6 million, offset by the total change in operating assets and liabilities of $2.3 million and non-cash charges totaling ($29.1) million. Non-cash charges primarily include a $33.5 million gain on warrant valuation, offset by $1.9 million in stock-based compensation costs, $1.4 million in amortization of discount on the Facility Agreement, $0.4 million in depreciation and amortization, and $0.5 million in amortization of deferred financing costs. For the six months ended June 30, 2009, we used $3.4 million of cash from operations. We had a net loss of $56.3 million, offset by changes in operating assets and liabilities of $2.5 million and non-cash charges totaling $50.4 million. Non-cash charges primarily include $47.3 million in loss on warrant valuation, $1.9 million in stock-based compensation costs, $0.5 million in depreciation and amortization, $1.1 million in amortization of discount on the Facility Agreement, $0.4 million in amortization of deferred financing costs, offset by non-cash credit of $0.8 million for the gain on derivatives.

For the six months ended June 30, 2010, we used $0.6 million of cash from investing activities, primarily due to the purchases of equipment. For the six months ended June 30, 2009, we received $4.1 million of cash from investing activities, primarily due to the maturities of our short-term investment securities.

For the six months ended June 30, 2010, we neither used nor generated cash from financing activities. For the six months ended June 30, 2009, we used $2.1 million of cash from financing activities, primarily as a result of net payments on our Revolving Credit Facility ($2.0 million).

We believe that current cash and cash equivalents, together with amounts available for borrowing under our Revolving Credit Facility and cash generated from operations, will be sufficient to meet anticipated cash needs for operating and capital expenditures for at least the next twelve months.

However, our actual future capital requirements will depend on many factors, including the following:

•	the success of the commercialization of our products;

•	our sales and marketing activities;

•	the expansion of our commercial infrastructure related to our approved products and product candidates;

•	the results of our clinical trials and requirements to conduct additional clinical trials;

•	the introduction of potential generic products;

•	the rate of progress of our research and development programs;

•	the time and expense necessary to obtain regulatory approvals;

•	activities and payments in connection with potential acquisitions of companies, products or technologies;

•	the outcome of pending litigation;

•	competitive, technological, market and other developments; and

•	our ability to establish and maintain partnering relationships.

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

We have never been profitable (excluding the effects of the warrant valuation), and, while we currently anticipate becoming profitable in 2010, we might never become profitable. As of June 30, 2010, our accumulated deficit was $370.6 million (including a cumulative non-cash warrant valuation gain of $14.4 million), including net income of approximately $26.6 million for the six months ended June 30, 2010 and a stockholders’ deficit of $49.5 million.

In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to Xibrom. From April 2008 through June 30, 2010, we incurred approximately $3.4 million in legal fees associated with this matter and expect to incur significant expenses in the future. In addition, if the government chooses to engage in civil litigation or initiate a criminal prosecution against us as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such action or pay or incur substantial fines or penalties, either of which could significantly deplete our cash resources. As of June 30, 2010 such legal costs are neither reasonably estimable nor probable.

The DoD’s TRICARE Retail Pharmacy program pursuant to section 703 of the National Defense Authorization Act of 2008, became effective on May 26, 2009. This regulation would require manufacturers to pay rebates to the DoD on products distributed to TRICARE beneficiaries through retail pharmacies retroactive to January 28, 2008. The regulation requires that pharmaceutical products paid for by the DoD through the TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price program, which would require manufacturers to provide DoD with a refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009. In addition, the regulation is currently the subject of litigation, and it is our belief that the retroactive application of the regulation is contrary to established case law. We have determined that payment of the retroactive rebate created by the regulation is neither reasonably estimable nor probable as of June 30, 2010.

On June 29, 2010, we initiated a legal action by filing a Complaint against AcSentient, Inc., or AcSentient, seeking a declaratory judgment with regard to the license for Xibrom (bromfenac ophthalmic solution) 0.09% and relevant royalty obligations under the Asset Purchase Agreement dated May 3, 2002, by and between us and AcSentient. The only patent applicable to Xibrom expired in January 2009 and, according to U.S. case law and the terms of our agreement with AcSentient, we believe no royalties are due after patent expiration. A declaratory judgment that we are seeking from the court in regard to royalty obligations to AcSentient may apply not only to Xibrom, but also to the once-daily formulation of bromfenac (XiDay) awaiting FDA approval in October 2010. We initiated a similar legal action on April 29, 2010, against Senju also seeking a declaratory judgment with regard to the relevant Xibrom royalty obligations to Senju and a recovery of overpaid royalties and other damages from Senju. There can be no assurance about when these two actions will be resolved, and we cannot predict the final financial outcome of either. Until these two court actions are resolved, for accounting purposes, the company has been and intends to continue to reserve for Xibrom royalties. As of June 30, 2010 we had $11.5 million reserved for unpaid Xibrom royalties.

We incurred legal expenses in the amount of $0.3 million and $0.8 million with the law firm, Covington & Burling, for the six months ended June 30, 2010 and 2009, respectively. A member of our Board of Directors is senior counsel in this law firm.

Recent Accounting Pronouncements

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

The primary objective of our investment policy is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in were subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing interest rate and the prevailing interest rate later increases, the principal amount of our investment will probably decline. Seeking to minimize this risk, historically we maintained our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and auction rate securities. All of our cash is held in non-interest bearing accounts, which are no longer insured by the Federal Deposit Insurance Corporation. When our cash is invested in short-term investments, the average duration is usually less than one year.

All outstanding amounts under our Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.25%. In no event shall the interest rate on outstanding borrowings be less than 4.25%. Interest is payable on a monthly basis and may expose us to market risk due to changes in interest rates. As of June 30, 2010, we had $13.0 million in borrowings under our Revolving Credit Facility. The interest rate at June 30, 2010 was 4.25%. A 10% change in interest rates on our Revolving Credit Facility would not have had a material effect on our net income for the six months ended June 30, 2010.

We have operated primarily in the U.S. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

Item 4	Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation and under the supervision of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report. The Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation of these controls and procedures required by paragraph (b) of Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

On June 29, 2010, we initiated a legal action by filing a Complaint against AcSentient, Inc., or AcSentient, seeking a declaratory judgment with regard to the license for Xibrom (bromfenac ophthalmic solution) 0.09% and relevant royalty obligations under the Asset Purchase Agreement dated May 3, 2002, by and between us and AcSentient. The only patent applicable to Xibrom expired in January 2009 and, according to U.S. case law and the terms of our agreement with AcSentient, we believe no royalties are due after patent expiration. A declaratory judgment that we are seeking from the court in regard to royalty obligations to AcSentient may apply not only to Xibrom, but also to the once-daily formulation of bromfenac (XiDay) awaiting FDA approval in October 2010. We initiated a similar legal action on April 29, 2010, against Senju also seeking a declaratory judgment with regard to the relevant Xibrom royalty obligations to Senju and a recovery of overpaid royalties and other damages from Senju. There can be no assurance about when these two actions will be resolved, and we cannot predict the final financial outcome of either. Until these two court actions are resolved, for accounting purposes, the company has been and intends to continue to reserve for Xibrom royalties.

Item 1A	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a full discussion of our risk factors. There have been no material changes to the risk factors disclosed in our Form 10-K, except for the risk factors set forth below.

If generic manufacturers obtain approval for generic versions of our products, our business, results of operations and financial condition may suffer.

Under the Federal Food, Drug and Cosmetics Act, or the FDCA, the FDA can approve an abbreviated NDA, or an ANDA, for a generic version of a branded drug, and under what is referred to as a Section 505(b)(2) NDA for a modified version of an existing branded drug, without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage form, inactive ingredients, or delivery mechanism does not result in different safety and efficacy profiles, as compared to the branded drug.

The FDCA requires an applicant for a drug that relies, at least in part, on the existing approval of one of our branded drugs to notify us of their application and potential infringement of our patent rights. Upon receipt of this notice, we have 45 days to bring a patent infringement suit in federal district court against the company seeking approval of a product covered by one of our patents. The discovery, trial and appeals process in such suits can take several years. If such a suit is commenced, the FDCA provides a 30-month stay on the FDA’s approval of the competitor’s application. Such litigation is often time-consuming and quite costly and may result in generic competition if such patent(s) are not upheld or if the generic competitor is found not to infringe such patent(s). If the litigation is resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs and Section 505(b)(2) NDAs.

In January 2009, the patent on Xibrom expired, and we lost regulatory exclusivity for Xibrom. Because of the patent expiration, competitors became eligible to receive approval for ANDAs for ophthalmic formulations of bromfenac with indications identical to Xibrom. During the second quarter of 2008, we submitted a citizen petition, or the First Citizen Petition, to the FDA requesting that the FDA refrain from approving any applications that contain bromfenac manufactured outside the United States until the FDA conducts full inspections and determines that manufacturers are in compliance with applicable regulations. The FDA denied the First Citizen Petition in the fourth quarter of 2008. During the second quarter of 2008, we submitted a second citizen petition, or the Second Citizen Petition, to the FDA requesting that the FDA refrain from approving any application for generic bromfenac ophthalmic formulations unless specific standards are satisfied, including but not limited to, corneal safety standards. On December 15, 2008, the FDA notified us that it had not yet reached a decision on the Second Citizen Petition and that further review and analysis was required. The FDA published a guidance document in the Federal Register in January 2009 outlining its interpretation of responding to citizens petitions as required under the Food and Drug Administration Amendments Act. In the guidance document, the FDA noted that it would not be required to respond to citizens petitions within the 180-day period from when the citizen petition was filed in the event that an ANDA had not been filed as of the petition filing date. During the fourth quarter of 2008, we submitted a third citizen petition, or the Third Citizen Petition, to the FDA requesting that the FDA refrain from approving any applications for ophthalmic pharmaceutical products that do not contain standards for endotoxin levels and water for injection. On June 2, 2009, the FDA denied our Third Citizen Petition. On June 30, 2009, we filed a petition for reconsideration of the denial of our Third Citizen Petition, or the Reconsideration Petition. On December 28, 2009, we received a letter from FDA informing us that the FDA has not reached a determination on our Reconsideration Petition.

Since the Xibrom patent expiration in January 2009, three Drug Master Files, or DMFs have been filed for bromfenac. In addition, we believe a bromfenac ANDA was filed on May 10, 2010. Based upon publicly available information on the two year or longer average FDA review times for ANDAs, we do not anticipate that a generic form of bromfenac will receive FDA approval by a competitor until late 2011, or beyond. We cannot predict whether the FDA will grant or deny our Second Citizen Petition or our Reconsideration Petition, or when it may take action with respect to our Second Citizen Petition or our Reconsideration Petition.

The approval of any ANDA or Section 505(b)(2) NDAs with respect to Xibrom, or any of our other branded drugs, leading to generic competition could have an adverse impact on our net revenues and results of operations. For the six months ended June 30, 2010, Xibrom accounted for approximately 65% of our net revenues and 69% of our gross profit. Moreover, if the patents covering our branded drugs (other than Xibrom) were not upheld in litigation or if a competitor is found not to infringe these patents, the resulting competition would have a material adverse effect on our business, results of operations and financial condition.

Items 2 – 5. Not applicable.

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

ISTA PHARMACEUTICALS, INC. (Registrant)

Dated: August 5, 2010	/S/ VICENTE ANIDO, JR., PH.D.
Vicente Anido, Jr., Ph.D. President and Chief Executive Officer

Dated: August 5, 2010	/S/ LAUREN P. SILVERNAIL
Lauren P. Silvernail Chief Financial Officer and Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.