Form 10-Q
period 2010-09-30
ISTA PHARMACEUTICALS INC
filed 2010-11-04
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 22, 2010 was 33,501,592.

PART I FINANCIAL INFORMATION

Item 1	Condensed Financial Statements

ISTA Pharmaceuticals, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$67,213	$53,702
Accounts receivable, net of allowances of $1 in 2010 and $94 in 2009	26,551	17,434
Inventory, net of allowances of $748 in 2010 and $896 in 2009	5,640	5,548
Other current assets	3,746	3,175

Total current assets	103,150	79,859
Property and equipment, net	6,666	6,116
Deferred financing costs, net	2,153	2,957
Deposits and other assets	206	212

Total assets	$112,175	$89,144

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,500	$5,852
Accrued compensation and related expenses	5,676	7,731
Revolving Credit Facility	13,000	13,000
Current portion of obligations under capital leases	119	154
Allowance for rebates and chargebacks	7,917	4,779
Allowance for product returns	7,212	5,509
Royalties payable	20,665	7,348
Other current liabilities	10,803	6,373
Current portion of Facility Agreement	21,450	—

Total current liabilities	94,342	50,746
Other long-term liabilities	132	196
Obligations under capital leases	41	129
Facility Agreement, net of current portion and unamortized discounts and derivatives	37,994	57,438
Warrant liability	51,504	58,663

Total liabilities	184,013	167,172

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized of which 1,000 shares have been designated as Series A Participating Preferred Stock at September 30, 2010 and December 31, 2009; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2010 and December 31, 2009; 33,486 and 33,291 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	33	33
Additional paid-in capital	322,274	319,211
Accumulated deficit	(394,145)	(397,272)

Total stockholders’ deficit	(71,838)	(78,028)

Total liabilities and stockholders’ deficit	$112,175	$89,144

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product sales, net	$42,020	$29,080	$105,393	$73,309
License revenue	—	2,917	—	3,055

Total revenues	42,020	31,997	105,393	76,364
Cost of products sold	9,678	7,304	25,171	18,647

Gross profit margin	32,342	24,693	80,222	57,717
Costs and expenses:
Research and development	7,945	6,257	17,779	19,643
Selling, general and administrative	19,614	13,187	60,383	38,874

Total costs and expenses	27,559	19,444	78,162	58,517

Income (loss) from operations	4,783	5,249	2,060	(800)
Other (expense) income:
Interest expense	(2,081)	(2,779)	(6,225)	(6,494)
Gain on derivative valuation	117	319	130	1,158
Gain (loss) on warrant valuation	(26,338)	(3,396)	7,159	(50,703)
Other, net	3	(310)	3	(336)

Total other (expense) income, net	(28,299)	(6,166)	1,067	(56,375)

Net (loss) income	$(23,516)	$(917)	$3,127	$(57,175)

Net (loss) income per common share, basic	$(0.70)	$(0.03)	$0.09	$(1.72)

Shares used in computing net (loss) income per common share, basic	33,483	33,251	33,418	33,210

Net (loss) income per common share, diluted	$(0.70)	$(0.03)	$0.07	$(1.72)

Shares used in computing net (loss) income per common share, diluted	33,483	33,251	42,939	33,210

See accompanying notes

ISTA Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net income (loss)	$3,127	$(57,175)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation costs	2,899	2,783
Amortization of deferred financing costs	804	846
Amortization of discount on Facility Agreement	2,136	2,328
Change in value of warrants related to Facility Agreement	(7,159)	50,703
Change in value of derivatives related to Facility Agreement	(130)	(1,158)
Depreciation and amortization	906	796
Changes in operating assets and liabilities:
Accounts receivable, net	(9,117)	2,584
Inventory, net	(92)	(2,233)
Other current assets	(571)	(1,273)
Accounts payable	1,648	(349)
Accrued compensation and related expenses	(2,055)	828
Allowance for rebates and chargebacks	3,138	(257)
Allowance for product returns	1,703	4,567
Royalties payable	13,317	10,556
Other liabilities	4,366	(8,679)

Net cash provided by operating activities	14,920	4,867

Investing Activities
Maturities of marketable securities	—	4,700
Purchases of property and equipment	(1,456)	(893)
Deposits and other assets	6	(5)

Net cash (used in) provided by investing activities	(1,450)	3,802

Financing Activities
Proceeds from exercise of stock options	11	159
Payments under capital leases	(123)	(101)
Proceeds from Revolving Credit Facility	39,000	39,000
Repayment on Revolving Credit Facility	(39,000)	(41,000)
Proceeds from issuance of common stock	153	12
Financing costs on issuance of Facility Agreement	—	(43)

Net cash provided by (used in) financing activities	41	(1,973)

Effect of exchange rate changes on cash	—	25
Increase in Cash and Cash Equivalents	13,511	6,721
Cash and cash equivalents at beginning of period	53,702	48,316

Cash and Cash Equivalents At End of Period	$67,213	$55,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,293	$3,214

Equipment additions under capital leases	$—	$68

See accompanying notes

ISTA Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. The Company

We incorporated in California in February 1992 as Advanced Corneal Systems, Inc. In March 2000, we changed our name to ISTA Pharmaceuticals, Inc. and we reincorporated in Delaware in August 2000. XIBROM (bromfenac ophthalmic solution)®, XIBROM™, ISTALOL®, VITRASE®, BEPREVE®, T-PRED™, BROMDAY™, REMURA™, ISTA®, ISTA Pharmaceuticals, Inc.® and the ISTA logo are our trademarks, either owned or under license.

We are a rapidly growing commercial-stage, multi-specialty pharmaceutical company developing, marketing and selling our own products in the U.S. and Puerto Rico. We are the fourth largest branded prescription eye care business in the U.S. and have an emerging allergy drug franchise. We manufacture our finished good products through third-party contracts and we in-license or acquire new technology to add to our internal development efforts from time to time. Our products and product candidates seek to treat allergy and serious diseases of the eye and include therapies for ocular inflammation and pain, glaucoma, dry eye and ocular and nasal allergies. The U.S. prescription markets our therapies seek to address include key segments of the $5.5 billion ophthalmic pharmaceutical market and the $2.2 billion nasal allergy market.

We currently have five products available for sale in the U.S. and Puerto Rico: XIBROM (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, BROMDAY (bromfenac ophthalmic solution) for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions, BEPREVE (bepotastine besilate ophthalmic solution) for the treatment of ocular itching associated with allergic conjunctivitis, ISTALOL (timolol maleate ophthalmic solution) for the treatment of glaucoma and VITRASE (hyaluronidase for injection) for use as a spreading agent. On October 16, 2010, the U.S. Food and Drug Administration, or FDA, approved BROMDAY, formerly referred to as XiDay. In addition, we have several eye and allergy product candidates in various stages of development, including treatments for dry eye, ocular inflammation and pain and nasal allergies.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the unaudited condensed balance sheets and statements of operations and cash flows for the three and nine months ended September 30, 2010 and 2009 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

Allowances for product returns were $7.2 million and $5.5 million as of September 30, 2010 and December 31, 2009, respectively. These allowances reflect an estimate of our liability for products that may be returned by the original purchaser in accordance with our stated return policy, which allows customers to return products within six months of their respective expiration dates and for a period up to twelve months after such products have reached their respective expiration dates. We estimate our liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above.

As a percentage of gross product revenues, the reserve for product returns was 2.7% and 3.3% for the three months ended September 30, 2010 and 2009, respectively, and 2.5% and 3.7% for the nine months ended September 30, 2010 and 2009, respectively. The decreases were primarily due to the improvement in historical trending of actual return data, the lengthening of product shelf life, and continued acceptance and sale of our products.

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

Allowances for estimated rebates, chargebacks and other discounts, such as wholesaler fees, were $11.9 million and $6.4 million as of September 30, 2010 and December 31, 2009, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts, chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements and fees charged by certain wholesalers under distribution agreements. We estimate our liability for rebates, chargebacks and other discounts, such as wholesaler fees, at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

As a percentage of gross product revenues, the reserve for rebates, chargebacks and other discounts such as wholesaler fees was 17.4% and 18.4% for the three months ended September 30, 2010 and 2009, respectively; and 17.5% and 14.9% for the nine months ended September 30, 2010 and 2009, respectively. The decrease in the three-month period is primarily due to changes in utilization of certain managed care and federal contracts. The increase in the nine-month period is due primarily to growth in the number and utilization of managed care and federal contracts, wholesaler distribution agreements, and the impact of higher Medicaid rebates required under the recently enacted healthcare legislation ($0.3 million and $0.7 million for the three and nine months ended September 30, 2010, respectively).

License Revenue. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless we have ongoing performance obligations. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred income in the condensed balance sheets. During the nine months ended September 30, 2009, we recognized the remaining deferred income as a result of the termination of our supply agreement with Otsuka Pharmaceutical Co., Ltd. We did not have license revenue in the nine months ended September 30, 2010.

Concentration of Credit Risk

Financial instruments that potentially subject us to a significant concentration of credit risk principally consist of cash and cash equivalents, and trade receivables. Wholesale distributors account for a substantial portion of trade receivables. For the nine months ended September 30, 2010, net revenues from Cardinal Health, Inc., McKesson HBOC and AmeriSource Bergen Corp. and accounted for 41%, 33% and 16%, respectively, of our net revenues. We maintain reserves for bad debt and such losses, in the aggregate, have not exceeded our estimates.

Inventory

Inventory at September 30, 2010 consisted of $2.2 million of raw materials, $0.4 million of work-in-process and $3.7 million of finished goods, which excludes $0.7 million in inventory reserves. The work-in-process inventory consisted of hyaluronidase to be used in manufacturing VITRASE. Inventory at December 31, 2009 consisted of $2.6 million in raw materials and $3.8 million of finished goods, which excludes $0.9 million in inventory reserves. Inventory, net of allowances, is stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method.

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

Supply Concentration Risks

Some materials used in our products are currently obtained from a single source. We have a supply agreement with Senju Pharmaceuticals, Co. Ltd., or Senju, for bepotastine besilate, which is the active pharmaceutical ingredient in BEPREVE. Currently, Senju is our sole source for bepotastine besilate for BEPREVE. We have a supply agreement with Regis Technologies, Inc., or Regis, for bromfenac, which is the active pharmaceutical ingredient in XIBROM and BROMDAY. Currently, Regis is our sole source for bromfenac. We also have supply agreements with Bausch & Lomb to manufacture commercial quantities of ISTALOL (which is purchased in finished form), XIBROM, BROMDAY and BEPREVE. Currently, Bausch & Lomb is our sole source for ISTALOL, XIBROM, BROMDAY and BEPREVE.

Biozyme Laboratories, Ltd., or Biozyme, had been our sole source for highly purified ovine hyaluronidase, which is the active ingredient in VITRASE. Our supply agreement with Biozyme ended in August 2007. In June 2010, we received approval from the FDA to manufacture hyaluronidase at our Irvine, California manufacturing facility and began production of highly purified ovine hyaluronidase in July 2010. We have a supply agreement with Alliance Medical Products to manufacture commercial quantities of VITRASE. Currently, Alliance Medical Products is our sole source for VITRASE.

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

We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of September 30, 2010, all of our assets and liabilities are valued using Level 1 inputs except for the derivatives and warrants related to our Facility Agreement. We have valued both the derivatives and the warrants using a Black-Scholes model based on assumptions and data available as of September 30, 2010, including but not limited to our stock price, risk-free interest rates and stock price volatility.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands, unaudited):

	Fair Value Measurements at September 30, 2010 Using:			Total Carrying Value at September 30,
	Level 1	Level 2	Level 3	2010
Cash and cash equivalents	$67,213	$—	$—	$67,213
Derivatives	—	—	(169)	(169)
Warrants	—	51,504	—	51,504

	Fair Value Measurements Using Significant Unobservable Inputs (Level 2) Warrants	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
Beginning balance at December 31, 2009	$(58,663)	$(299)
Total gains or losses (realized or unrealized):
Included in earnings	7,159	130

Ending balance at September 30, 2010	$(51,504)	$(169)

Comprehensive Income (Loss)

Accounting Standards Codification 220 “Comprehensive Income,” or ASC 220, requires reporting and displaying comprehensive income (loss) and its components, which includes net income (loss) and unrealized gains and losses on investments and foreign currency translation gains and losses. For the nine months ended September 30, 2010 and 2009, we had neither unrealized gains and losses on investments nor foreign currency translation gains and losses. Total comprehensive income (loss) for the nine months ended September 30, 2010 and 2009 was $3.1 million and ($57.2) million, respectively.

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

At September 30, 2010, there was $4.6 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.5 years.

Restricted Stock Awards

The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock were $0.1 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was approximately $0.9 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares, such as stock options, unvested restricted shares and warrants, outstanding during the period. Diluted earnings for common stockholders per common share consider the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted net income (loss) per share excludes the impact of potential common shares related to our stock options, unvested restricted shares and warrants, in periods in which the exercise or conversion price is greater than the average market price of our common stock during the period.

Basic and diluted net income (loss) per share was calculated as follows (in thousands, unaudited):

Nine Months Ended September 30, 2010
Numerator for basic and diluted income per share	$3,127

Denominator for basic income per share – weighted-average shares	33,418
Effect of dilutive securities	9,521

Denominator for diluted income per share – adjusted weighted-average shares	42,939

Diluted net income per share of common stock includes the dilutive effect of stock options, unvested restricted stock and warrants. For the nine months ended September 30, 2010, approximately 12.9 million stock options, unvested restricted stock and warrants were excluded from the calculation of diluted income per share because their exercise prices rendered them anti-dilutive.

Common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. We have further determined that the warrants to purchase an aggregate of 15 million shares of our common stock issued in conjunction with our Facility Agreement represent participating securities, requiring the use of the two-class method for the calculation of basic and diluted earnings per share. The two-class method for the nine months ended September 30, 2010 reflects the amount of unallocated undistributed earnings calculated using the participation percentage. Because net losses are not allocated to the warrant holders, the two-class method does not affect our calculation of earnings per share for the three months ended September 30, 2010 and the three and nine months ended September 30, 2009, respectively.

The following table sets forth the calculation of unallocated undistributed earnings using the two-class method for amounts attributable to our common stock and our warrants (in thousands) (unaudited):

Nine Months Ended September 30, 2010
Net income attributable to shareholders	$3,127

Common stock unallocated earnings	$2,158
Warrant unallocated earnings	969

Total unallocated earnings	$3,127

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

Revolving Credit Facility

Under our Revolving Credit Facility with Silicon Valley Bank, we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash or $10.0 million. As of September 30, 2010, we had $19.2 million available under the Revolving Credit Facility, of which we borrowed $13 million. All amounts borrowed under the Revolving Credit Facility were repaid in October 2010. We also had letters of credit of $0.5 million outstanding. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.25%. In no event shall the interest rate on outstanding borrowings be less than 4.25%, which is payable on a monthly basis. The Revolving Credit Facility also contains customary covenants regarding the operation of our business and financial covenants relating to ratios of current assets to current liabilities, and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; or (v) an acceleration event occurs under certain types of other indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Silicon Valley Bank could be accelerated, such that it becomes immediately due and payable. As of September 30, 2010, we were in compliance with all of the covenants under the Revolving Credit Facility. Unless repaid earlier, all amounts owing under the Revolving Credit Facility will become due and payable on December 30, 2010.

Facility Agreement

We have a Facility Agreement with certain institutional accredited investors, collectively known as the Lenders. On September 30, 2010, we had total indebtedness under the Facility Agreement of $65 million, which excludes unamortized discounts of ($5.7) million and the value of the derivatives of $0.2 million. Outstanding amounts under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in arrears. We are required to repay the Lenders 33% of the original principal amount (or $21.5 million) on each of September 26, 2011 and 2012, and 34% of the original principal amount (or $22.0 million) on September 26, 2013. Since the September 2011 payment is due within 12 months, $21.5 million of this Facility Agreement has been classified as a current liability as of September 30, 2010.

Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to repay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding is commenced by or against us; and (v) cash and cash equivalents on the last day of each calendar quarter are less than $10 million. As of September 30, 2010, we are in compliance with all the covenants under this Facility Agreement.

In connection with the Facility Agreement, we entered into a security agreement with the Lenders, pursuant to which, as security for our repayment obligations under the Facility Agreement, we granted to the Lenders a security interest in certain of our intellectual property, including intellectual property relating to XIBROM, BEPREVE, ISTALOL, VITRASE, BROMDAY, REMURA and each other product marketed by or under license from us, and certain personal property relating thereto.

Because the consummation of certain change in control transactions results in a premium of the outstanding principal, the premium put feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. The value of the derivative at September 30, 2010 was $0.2 million and is marked-to-market and adjusted quarterly through interest expense.

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

Because of the anti-dilutive provisions in the warrant agreement, where additional warrants might be issued should we issue additional equity, with such additional warrants being issued at a price equal to the fair value of the common stock being issued, but not less than $1.41, we have recorded the warrants as a liability. The warrants will be marked-to-market and adjusted quarterly. We recorded a non-cash valuation loss of ($26.3) million, or ($0.79) per diluted share, and a non-cash valuation loss ($3.4 million), or ($0.10) per diluted share, for the three months ended September 30, 2010 and 2009, respectively; we recorded a non-cash valuation gain of $7.2 million, or $0.17 per diluted share and a non-cash valuation loss of ($50.7) million, or ($1.53) per diluted share, for the nine months ended September 30, 2010 and 2009, respectively. The change in the valuation of the warrants was primarily driven by changes in both our stock price and related volatility.

Commitments and Contingencies

Legal

In June 2010, we initiated a legal action by filing a Complaint against AcSentient, Inc. and AcSentient II, LLC, which we collectively refer to as AcSentient, seeking a declaratory judgment with regard to ISTA’s XIBROM royalty obligations under the Asset Purchase Agreement dated May 3, 2002 between ISTA and AcSentient, Inc. The only U.S. patent applicable to XIBROM expired in January 2009 and, according to U.S. case law and the terms of our agreement with AcSentient, we believe no XIBROM royalties are due after patent expiration. A declaratory judgment that we are seeking from the court in regard to royalty obligations to AcSentient may apply not only to XIBROM, but also to BROMDAY, approved by the FDA in October 2010. We initiated a similar legal action in April 2010, against Senju, also seeking a declaratory judgment with regard to the relevant XIBROM royalty obligations to Senju and a recovery of overpaid royalties and other damages from Senju. In August 2010, a Federal judge in Los Angeles stayed our action against Senju, and in September 2010, Senju initiated an arbitration proceeding regarding the same dispute with the International Chamber of Commerce. There can be no assurance about when these two disputes will be resolved, and we cannot predict the final financial outcome of either. Until these two disputes are resolved, for accounting purposes, the company has been and intends to continue to reserve for XIBROM and BROMDAY royalties. As of September 30, 2010, we had $16.7 million reserved for unpaid XIBROM royalties.

Subpoenas From the U.S. Attorney, Western District of New York. In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to XIBROM. From April 2008 through September 30, 2010, we incurred approximately $3.7 million in legal fees associated with this matter and expect to incur significant expenses in the future. In addition, if the government chooses to engage in civil litigation or initiate a criminal prosecution against us as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such action or pay or incur substantial fines or penalties, either of which could significantly deplete our cash resources. The case is in its preliminary stages and thus the likelihood of an unfavorable outcome and/or the amount/range of loss, if any, cannot be reasonably estimated.

TRICARE Retail Pharmacy Program. Section 703 of the National Defense Authorization Act of 2008, enacted on January 28, 2009, requires that pharmaceutical products purchased through the Department of Defense, or DoD, TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price discount under the Veterans Health Care Act of 1992. DoD issued a rule pursuant to Section 703 that requires manufacturers to provide DoD with a quarterly refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program, and to pay rebates to DoD on TRICARE Retain Pharmacy purchases retroactive to January 28, 2008. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009 (the effective date of the DoD rule). In addition, the regulation is currently the subject of litigation, and it is our position that the retroactive application of the regulation is contrary to established case law. We have determined that payment of the retroactive rebate (from January 28, 2008 to May 26, 2009) created by the regulation is neither reasonably estimable nor probable as of September 30, 2010.

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

Income Taxes

We account for income taxes under the Income Tax Topic of the FASB Accounting Standards Codification. As of September 30, 2010 and December 31, 2009, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our condensed balance sheets at September 30, 2010 and December 31, 2009, respectively, and have not recognized interest and/or penalties in the condensed statement of operations for the three and nine months ended September 30, 2010.

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

At December 31, 2009, we had Federal and state income tax net operating loss carry forwards of approximately $194.7 million and $113.1 million, respectively. Federal tax loss carry forwards continue to expire in 2010 unless previously utilized. California tax loss carry forwards begin to expire in 2012, unless previously utilized. In addition, we have Federal and California research and development tax credit carry forwards of $9.4 million and $6.2 million, respectively. The Federal research and development credit carry forwards will begin to expire in 2010 unless previously utilized. The California research and development credit carry forwards can be used indefinitely.

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

In January 2010, the FASB issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values. We adopted these standards in the first quarter of 2010 (see Fair Value Measurements above). The adoption did not have a material impact on our condensed financial statements.

Subsequent Event

On October 16, 2010, we announced the FDA approved our supplemental New Drug Application (sNDA) for BROMDAY (bromfenac ophthalmic solution) 0.09% as a once-daily prescription eye drop for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extraction.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 and the unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q. References in this Quarterly Report on Form 10-Q to “ISTA,” “we,” “our,” “us” or the “Company” refer to ISTA Pharmaceuticals, Inc.

Overview

We are a rapidly growing commercial-stage, multi-specialty pharmaceutical company developing, marketing and selling our own products in the United States and Puerto Rico. We are the fourth largest branded prescription eye care business and have an emerging allergy drug franchise. We manufacture our finished good products through third party contracts and we in-license or acquire new technology to add to our internal development efforts from time to time. Our products and product candidates seek to treat allergy and serious diseases of the eye and include therapies for ocular inflammation and pain, glaucoma, dry eye and ocular and nasal allergies. The U.S. prescription markets our therapies seek to address include key segments of the $5.5 billion ophthalmic pharmaceutical market and the $2.2 billion nasal allergy market.

We currently have five products available for sale in the United States and Puerto Rico: XIBROM (bromfenac sodium ophthalmic solution) for the treatment of inflammation and pain following cataract surgery, BROMDAY (bromfenac ophthalmic solution) for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions, BEPREVE (bepotastine besilate ophthalmic solution) for the treatment of ocular itching associated with allergic conjunctivitis, ISTALOL (timolol maleate ophthalmic solution) for the treatment of glaucoma and VITRASE (hyaluronidase for injection) for use as a spreading agent. On October 16, 2010, the FDA approved BROMDAY, formerly referred to as XiDay. In addition, we have several eye and allergy product candidates in various stages of development, including treatments for dry eye, ocular inflammation and pain and nasal allergies.

We have incurred losses, excluding the nine months ended September 30, 2010, since inception and had an accumulated deficit of $394.1 million (including a cumulative non-cash warrant valuation loss of $44.9 million) through September 30, 2010.

During the quarter ended September 30, 2010 and through the date of this filing, the following events occurred:

•

During July 2010, we announced the initiation of a Phase 1/2 clinical study of bepotastine nasal spray conducted in Canada for the treatment of symptoms associated with seasonal allergic rhinitis, the inflammation of the nasal passages caused by allergies. In October 2010, we announced positive, preliminary results form this study and our intention to complete the analysis of the data, file an Investigational New Drug (IND) application and initiate Phase 2 clinical studies before the end of 2010;

•

During September 2010, we announced the initiation of a Phase 3 clinical program of ISTA’s proprietary formulation of REMURA™ (bromfenac ophthalmic solution for dry eye) for alleviating the signs and symptoms of dry eye disease. The Phase 3 efficacy and safety studies are being conducted under a Special Protocol Assessment (SPA) agreed upon with the FDA. Assuming timely completion of the study, we plan to announce preliminary results in the middle of 2011; and

•

On October 16, 2010, we announced the FDA approved our supplemental New Drug Application (sNDA) for BROMDAY (bromfenac ophthalmic solution) 0.09% as a once-daily prescription eye drop for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extraction. We expect to launch BROMDAY prior to the end of 2010.

Results of Operations

Three Months Ended September 30, 2010 and 2009

Revenues. Net revenues were approximately $42.0 million for the three months ended September 30, 2010, as compared to $32.0 million for the three months ended September 30, 2009. Net revenue growth was primarily driven by strong demand for XIBROM and BEPREVE, supported by revenue increases in VITRASE. In the three months ended September 30, 2009, we terminated our Supply Agreement with Otsuka, ending our obligation to supply Otsuka with hyaluronidase for injection. As a result, we recognized the remaining $2.9 million of previously deferred license revenue resulting from the up-front payment we received from Otsuka in 2001.

The following table sets forth our net revenues for each of our products for the three months ended September 30, 2010 and 2009, respectively (dollars in millions), and the corresponding percentage change.

	Three Months Ended September 30,
	2010	2009	% change
XIBROM	$29.6	$21.4	38%
BEPREVE	3.9	1.2	225%
ISTALOL	5.3	5.1	4%
VITRASE	3.2	1.4	129%

Product sales, net	42.0	29.1	44%
License revenue	—	2.9	—

Total revenues	$42.0	$32.0	31%

Gross margin and cost of products sold. Gross margin for the three months ended September 30, 2010 was 77% of net revenues, or $32.3 million, as compared to 77% of net revenues, or $24.7 million, for the three months ended September 30, 2009. Product gross margin was 77% and 75% for the three months ended September 30, 2010 and 2009, respectively, excluding the $2.9 million in previously deferred revenue. The increase in product gross margin percentage for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009 is primarily the result of increased sales of our higher gross margin products, XIBROM and BEPREVE.

Cost of products sold was $9.7 million for the three months ended September 30, 2010, as compared to $7.3 million for the three months ended September 30, 2009. Cost of products sold for the three months ended September 30, 2010 and 2009 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves and other costs of products sold. The increase in cost of products sold is primarily the result of increased net revenues.

Research and development expenses. Research and development expenses were $7.9 million for the three months ended September 30, 2010, as compared to $6.3 million for the three months ended September 30, 2009. The increase in research and development expenses is due primarily to timing associated with the initiation and completion of clinical trials. Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, and medical affairs costs. In addition, we also record as research and development expenses any up front and milestone payments to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. In the three months ended September 30, 2009, research and development expenses included a $2.0 million milestone payment upon the FDA approval of our BEPREVE New Drug Application, or NDA. We did not make milestone payments in the three months ended September 30, 2010. For the three months ended September 30, 2010, approximately 48% of our research and development expenditures were for clinical development costs, 12% were for regulatory costs, 4% were for pharmaceutical development costs, 9% were for manufacturing development costs, 24% were for medical affairs costs, and 3% were for stock-based compensation costs ($0.3 million).

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical development costs, which include clinical investigator fees, clinical trial monitoring costs and data management, for the three months ended September 30, 2010 were $3.8 million as compared to $1.6 million for the three months ended September 30, 2009. The increase in costs resulted from the initiation of the REMURA dry eye trials and the initiation and completion of bepotastine nasal clinical trials. The three months ended September 30, 2009 included costs associated with our BROMDAY trials, costs associated with our T-PRED trials and costs incurred to support our BEPREVE NDA. We expect clinical development costs to increase in the fourth quarter of 2010 as we plan to complete the analysis of the data from the bepotastine nasal trial, file an IND application to initiate the bepotastine nasal Phase 2 study and conduct the REMURA dry eye trials.

•

Regulatory Costs — Regulatory costs, which include compliance expenses for existing products and other activity for pipeline projects, for both the three months ended September 30, 2010 and 2009 were $0.9 million, respectively.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, for both the three months ended September 30, 2010 and 2009 were $0.3 million, respectively.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, for the three months ended September 30, 2010 were $0.7 million, compared with $0.5 million for the three months ended September 30, 2009.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, for the three months ended September 30, 2010 were $1.9 million as compared to $0.7 million for the three months ended September 30, 2009, or an increase of $1.2 million. The increase is primarily attributable to personnel costs and continuing medical education costs, primarily associated with the launch of BEPREVE.

Our research and development activities reflect our efforts to advance our product candidates through the various stages of product development. The expenditures that will be necessary to execute our development plans are subject to numerous uncertainties, which may affect our research and development expenditures and capital resources. For instance, the duration and the cost of clinical trials may vary significantly depending on a variety of factors including a trial’s protocol, the number of patients in the trial, the duration of patient follow-up, the number of clinical sites in the trial, and the length of time required to enroll suitable patient subjects in the trial. Even if earlier results are positive, we may obtain different results in later stages of development, including failure to show the desired safety or efficacy, which could impact our development expenditures for a particular product candidate. Although we spend a considerable amount of time planning our development activities, we may be required to deviate from our plan based on new circumstances or events or our assessment from time to time of a product candidate’s market potential, other product opportunities or our corporate priorities. Any deviation from our plan may require us to incur additional expenditures or accelerate or delay the timing of our development spending. Furthermore, as we obtain results from clinical trials and review the path toward regulatory approval, we may elect to discontinue development of certain product candidates in certain indications, in order to focus our resources on more promising candidates or indications. As a result, the amount or ranges of cost and timing to complete our product development programs and each future product development program is not estimable.

Selling, general and administrative expenses. Selling, general and administrative expenses were $19.6 million for the three months ended September 30, 2010, as compared to $13.2 million for the three months ended September 30, 2009. The $6.4 million increase reflects the addition of approximately 65 new sales representatives, additional corporate support staff, and promotional activities associated with the launch of BEPREVE. Selling expenses are expected to increase in the fourth quarter of 2010 due to our sales force expansion and promotional activities associated with the marketing of BEPREVE and the launch of BROMDAY.

Stock-based compensation costs. Total stock-based compensation costs for the three months ended September 30, 2010 and 2009 were $1.0 million and $1.2 million, respectively. For the three months ended September 30, 2010 and 2009, we granted stock options to employees to purchase 60,000 shares of common stock (at a weighted average exercise price of $3.11 per share) and 63,000 shares of common stock (at a weighted average exercise price of $5.13 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 3,333 and 3,066 restricted stock awards for the three months ended September 30, 2010 and 2009, respectively. Included in stock-based compensation costs were $0.1 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively, related to restricted stock awards.

Interest expense. Interest expense was $2.1 million for the three months ended September 30, 2010, as compared to $2.8 million for the three months ended September 30, 2009. Interest expense for the three months ended September 30, 2010 included interest payments on our Facility Agreement ($1.1 million), amortization of the discount on the Facility Agreement ($0.6 million), amortization of the deferred financing costs ($0.3 million), and amortization of the derivative on the Facility Agreement ($0.1 million). Interest expense for the three months ended September 30, 2009 included interest payments on our Facility Agreement ($1.1 million), amortization of the discount on the Facility Agreement ($1.2 million), amortization of the deferred financing costs ($0.4 million), and interest on our borrowings under our Revolving Credit Facility ($0.1 million).

Gain on derivative valuation. Derivative valuation for the three months ended September 30, 2010 was a gain of $0.1 million as compared to a gain of $0.3 million for the three months ended September 30, 2009. For both the three months ended September 30, 2010 and 2009, the change in the value of the derivative was due to changes in our stock price, risk-free interest rates and related stock price volatility.

Loss on warrant valuation. For the three months ended September 30, 2010, we recorded a non-cash valuation loss of ($26.3) million, or ($0.79) per diluted share, as compared to a non-cash valuation loss of ($3.4) million, or ($0.10) per diluted share, for the three months ended September 30, 2009. The change in the valuation of the warrants for the three months ended September 30, 2010 was primarily driven by an increase in our stock price, with a slight contribution from an increase in related volatility.

Nine Months Ended September 30, 2010 and 2009

Revenues. Net revenues were approximately $105.4 million for the nine months ended September 30, 2010, as compared to $76.4 million for the nine months ended September 30, 2009. Net revenue growth was primarily driven by strong demand for XIBROM and BEPREVE, supported by revenue increases in ISTALOL and VITRASE. In the nine months ended September 30, 2009, we recognized the remaining $3.1 million of previously deferred license revenue resulting from the up-front payment we received from Otsuka in 2001.

The following table sets forth our net revenues for each of our products for the nine months ended September 30, 2010 and 2009, respectively (dollars in millions), and the corresponding percentage change.

	Nine Months Ended September 30,
	2010	2009	% change
XIBROM	$71.0	$55.1	29%
BEPREVE	10.6	1.2	783%
ISTALOL	15.0	13.0	15%
VITRASE	8.8	4.0	120%

Product sales, net	105.4	73.3	44%
License revenue	—	3.1	—

Total revenues	$105.4	$76.4	38%

Gross margin and cost of products sold. Gross margin for the nine months ended September 30, 2010 was 76% of net revenues, or $80.2 million, as compared to 76% of net revenues, or $57.7 million, for the nine months ended September 30, 2009. Product gross margin was 76% and 75% for the nine months ended September 30, 2010 and 2009, respectively, excluding $3.1 million in previously deferred revenue. The increase in the product gross margin percentage for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009 is primarily the result of increased sales of our higher gross margin products, XIBROM and BEPREVE.

Cost of products sold was $25.2 million for the nine months ended September 30, 2010, as compared to $18.6 million for the nine months ended September 30, 2009. Cost of products sold for the nine months ended September 30, 2010 and 2009 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves and other costs of products sold. The increase in cost of products sold is primarily the result of increased net revenues.

Research and development expenses. Research and development expenses were $17.8 million for the nine months ended September 30, 2010, as compared to $19.6 million for the nine months ended September 30, 2009. Research and development expenses in the nine months ended September 30, 2009 included total milestone payments of $3.0 million to Senju for the FDA’s acceptance and approval of the BEPREVE NDA. Excluding these milestone payments, recurring research and development expenses increased $1.2 million. The increase in research and development expenses is due primarily to the timing associated with the initiation and completion of clinical trials.

For the nine months ended September 30, 2010, approximately 34% of our research and development expenditures were for clinical development costs, 16% were for regulatory costs, 6% were for pharmaceutical development costs, 16% were for manufacturing development costs, 24% were for medical affairs costs, and 4% were for stock-based compensation costs ($0.8 million).

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical development costs for the nine months ended September 30, 2010 were $6.1 million as compared to $6.9 million for the nine months ended September 30, 2009. Due to the variation in the initiation, timing and completion of clinical trials, we realized a decrease in our clinical development costs of $0.8 million. The nine months ended September 30, 2009 included costs associated with our BROMDAY trials and T-PRED trials and costs incurred to support our BEPREVE NDA. The nine months ended September 30, 2010 showed a reduction in our clinical development costs because the BROMDAY and the T-PRED trials were completed in 2009, offset by costs associated with our bepotastine nasal and the REMURA dry eye trials. We expect clinical development costs to increase in the fourth quarter of 2010 as we plan to complete the analysis of the data from the bepotastine nasal trial, file an IND application to initiate the bepotastine nasal Phase 2 study and conduct the REMURA dry eye trials.

•

Regulatory Costs — Regulatory costs for the nine months ended September 30, 2010 were $2.9 million as compared to $3.0 million for the nine months ended September 30, 2009. The decrease of $0.1 million was due primarily to a reduction in outside consulting costs.

•	Pharmaceutical Development Costs — Pharmaceutical development costs were $1.0 million for the nine months ended September 30, 2010 and September 30, 2009.

•

Manufacturing Development Costs — Manufacturing development costs for the nine months ended September 30, 2010 were $2.6 million as compared to $2.4 million for the nine months ended September 30, 2009. The increase was due primarily to consulting and outside service costs.

•

Medical Affairs Costs — Medical affairs costs for the nine months ended September 30, 2010 were $4.4 million as compared to $2.4 million for the nine months ended September 30, 2009, or an increase of $2.0 million. The increase is primarily attributable to personnel costs and continuing medical education costs, primarily associated with the launch of BEPREVE.

Selling, general and administrative expenses. Selling, general and administrative expenses were $60.4 million for the nine months ended September 30, 2010, as compared to $38.9 million for the nine months ended September 30, 2009. The $21.5 million increase reflects the addition of approximately 65 new sales representatives, additional corporate support staff, and promotional activities associated with the launch of BEPREVE. Selling expenses are expected to increase in the fourth quarter of 2010 due to our sales force expansion and promotional activities associated with the marketing of BEPREVE and the launch of BROMDAY.

Stock-based compensation costs. Total stock-based compensation costs for the nine months ended September 30, 2010 were $2.9 million, compared with $2.8 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, we granted stock options to employees to purchase 929,302 shares of common stock (at a weighted average exercise price of $3.57 per share) and 812,288 shares of common stock (at a weighted average exercise price of $1.64 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 155,152 and 148,101 restricted stock awards for the nine months ended September 30, 2010 and 2009, respectively. Included in stock-based compensation costs were $0.3 million and $0.4 million for the nine months ended September 30, 2010 and 2009, respectively, related to restricted stock awards.

Interest expense. Interest expense was $6.2 million for the nine months ended September 30, 2010, as compared to $6.5 million for the nine months ended September 30, 2009. Interest expense for the nine months ended September 30, 2010 included interest payments on our Facility Agreement ($3.2 million), amortization of the discount on the Facility Agreement ($1.9 million), amortization of the deferred financing costs ($0.8 million), amortization of the derivative on the Facility Agreement ($0.2 million) and interest on our borrowings under our Revolving Credit Facility ($0.1 million). Interest expense for the nine months ended September 30, 2009 included interest payments on our Facility Agreement ($3.2 million), amortization of the discount on the Facility Agreement ($2.3 million), amortization of the deferred financing costs ($0.8 million) and interest on our borrowings under our Revolving Credit Facility ($0.2 million).

Gain on derivative valuation. Derivative valuation for the nine months ended September 30, 2010 was a gain of $0.1 million, as compared to a gain of $1.2 million for the nine months ended September 30, 2009. For both the nine months ended September 30, 2010 and 2009, the change in the value of the derivative was due to change in our stock price, risk-free interest rates and related stock price volatility.

Gain (loss) on warrant valuation. For the nine months ended September 30, 2010, we recorded a non-cash valuation gain of $7.2 million, or $0.17 per diluted share, as compared to a non-cash valuation loss of $50.7 million, or $1.53 per diluted share, for the nine months ended September 30, 2009. The change in the valuation of the warrants for the nine months ended September 30, 2010 and September 30, 2009 was primarily driven by changes in our stock price and the related volatility.

Reaffirming our 2010 Financial Outlook and Providing 2011 Net Revenues Outlook

•

We expect our net revenues will be approximately in the middle of the $147 million to $165 million range. We expect net revenues from XIBROM and BROMDAY combined will be at the higher end of the $95 million to $105 million range and anticipate net revenues from BEPREVE will be approximately $16 to $20 million.

•	We expect our gross margin will be at the higher end of the range of 74% to 76% of net revenues.

•	We expect research and development expenses will be at the lower end of the range of 18% to 22% of net revenues, depending upon the progress of our clinical programs.

•

We expect selling, general and administrative expenses will be at the higher end of the range of 48% to 52% of net revenues, including launch expenses for BROMDAY. We expect selling expenses in the fourth quarter of 2010 to increase due to BROMDAY launch costs.

•	Our expectations for operating income are unchanged, at approximately $8 to $10 million.

•

We expect our net income will be at least $1 million, or earnings per share of $0.02, excluding any mark-to-market adjustments relating to our outstanding warrants. As of September 30, 2010, our fully diluted common shares, including our outstanding shares of common stock plus warrants and stock options on a treasury stock basis, were approximately 43 million shares.

•

We expect our year-end cash balance to be at least $70 million including amounts borrowed under our revolving credit facility with Silicon Valley Bank. Included in our year-end cash estimates is $20 to $25 million in reserved bromfenac royalties.

•	We expect our 2011 net revenues to be in the range of $175 million to $190 million and will provide further guidance on 2011 when we report our 2010 full year results.

Liquidity and Capital Resources

As of September 30, 2010, we had $67.2 million in cash and working capital of $30.3 million, excluding the $21.5 million portion of the Facility Agreement with is classified as a current liability. Historically, we have financed our operations primarily through sales of our debt and equity securities and cash receipts from product sales. Since March 2000, we have received gross proceeds of approximately $346.7 million from sales of our common stock and the issuance of promissory notes and convertible debt.

Under our Revolving Credit Facility with Silicon Valley Bank, we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash or $10.0 million. As of September 30, 2010, we had $19.2 million available under the Revolving Credit Facility of which we borrowed $13 million. All amounts borrowed under the Revolving Credit Facility were repaid in October 2010. We also had letters of credit of $0.5 million outstanding. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.25%. In no event shall the interest rate on outstanding borrowings be less than 4.25%, which is payable on a monthly basis. The Revolving Credit Facility also contains customary covenants regarding operations of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; or (v) an acceleration event occurs under certain types of other indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Silicon Valley Bank could be accelerated, such that it becomes immediately due and payable. As of September 30, 2010, we were in compliance with all of the covenants under the Revolving Credit Facility. Unless repaid earlier, all amounts owing under the Revolving Credit Facility will become due and payable on December 30, 2010. While we believe we will be able extend the maturity date of our Revolving Credit Facility, or refinance outstanding amounts with another lender, we may be unable to do so. If we are unable to renew our Revolving Credit Facility or obtain suitable alternative debt financing, our ability to execute on our business plan may be adversely affected.

We have a Facility Agreement with certain institutional accredited investors, collectively known as the Lenders. On September 30, 2010, we had total indebtedness under the Facility Agreement of $65 million, which excludes unamortized discounts of ($5.7) million and the value of the derivatives of $0.2 million. Outstanding amounts under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in arrears. We are required to repay the Lenders 33% of the original principal amount (or $21.5 million) on each of September 26, 2011 and 2012, and 34% of the original principal amount (or $22.0 million) on September 26, 2013. Since the September 2011 payment is due within 12 months, $21.5 million of this Facility Agreement has been classified as a current liability as of September 30, 2010.

Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to repay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding is commenced by or against us; or (v) cash and cash equivalents on the last day of each calendar quarter are less than $10 million. The Facility Agreement also contains customary covenants regarding operations of our business. As of September 30, 2010, we are in compliance with all the covenants under the Facility Agreement.

In connection with the Facility Agreement, we entered into a security agreement with the Lenders, pursuant to which, as security for our repayment obligations under the Facility Agreement, we granted to the Lenders a security interest in certain of our intellectual property, including intellectual property relating to XIBROM, BEPREVE, ISTALOL, VITRASE, BROMDAY, REUMRA and each other product marketed by or under license from us, and certain personal property relating thereto.

For the nine months ended September 30, 2010, we generated $14.9 million of cash from operations, primarily the result of the increase in royalties payable of $13.3 million and other changes in operating assets and liabilities, offset by the increase in accounts receivable of $9.1 million. We had net income of $3.1 million, which included the warrant valuation gain of $7.2 million and non-cash charges of $6.6 million. Non-cash charges consisted primarily of stock-based compensation costs ($2.9 million), amortization of discount on the Facility Agreement ($2.1 million), depreciation and amortization ($0.9 million) and amortization of deferred financing costs ($0.8 million), partially offset by the gain on derivative valuation ($0.1 million). For the nine months ended September 30, 2009, we generated $4.9 million of cash from operations. The cash received from operations was primarily the result of a net increase in non-cash charges, a change in operating assets and liabilities of $5.7 million, offset by a net loss of $57.2 million. Non-cash charges primarily consisted of the warrant valuation loss ($50.7 million), stock-based compensation costs ($2.8 million), amortization of discount on the Facility Agreement ($2.3 million), depreciation and amortization ($0.8 million) and amortization of deferred financing costs ($0.8 million), partially offset by the gain on derivative valuation ($1.2 million).

For the nine months ended September 30, 2010, we used $1.5 million of cash from investing activities, primarily due to purchases of equipment. For the nine months ended September 30, 2009, we received $3.8 million of cash from investing activities, primarily due to the maturities of our short-term investment securities.

For the nine months ended September 30, 2010, we generated negligible cash from financing activities. For the nine months ended September 30, 2009, we used $2.0 million of cash from financing activities, primarily as a result of net repayments on our Revolving Credit Facility.

We believe that current cash and cash equivalents, together with amounts available for borrowing under our Revolving Credit Facility and cash generated from operations, will be sufficient to meet anticipated cash needs for operating and capital expenditures for at least the next twelve months.

However, our actual future capital requirements will depend on many factors, including the following:

•	the success of the commercialization of our products;

•	our sales and marketing activities;

•	the expansion of our commercial infrastructure related to our approved products and product candidates;

•	the results of our clinical trials and requirements to conduct additional clinical trials;

•	the introduction of potential generic products;

•	the rate of progress of our research and development programs;

•	the time and expense necessary to obtain regulatory approvals;

•	activities and payments in connection with potential acquisitions of companies, products or technologies;

•	scheduled principal payments on our Facility Agreement;

•	the outcome of pending litigation;

•	competitive, technological, market and other developments; and

•	our ability to establish and maintain partnering relationships.

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

Our net income in the nine months ended September 30, 2009 of $3.1 million included a gain on our warrant valuation of $7.2 million. Excluding this gain, we have never been profitable, and, while we currently anticipate becoming profitable excluding warrant valuation adjustments in 2010, we might never become profitable. As of September 30, 2010, our accumulated deficit was $394.1 million (including a cumulative non-cash warrant valuation loss of $44.9 million), including net income of approximately $3.1 million for the nine months ended September 30, 2010 and a stockholders’ deficit of $71.8 million.

In June 2010, we initiated a legal action by filing a Complaint against AcSentient, Inc. and AcSentient II, LLC, which we collectively refer to as AcSentient, seeking a declaratory judgment with regard to ISTA’s XIBROM royalty obligations under the Asset Purchase Agreement dated May 3, 2002 between ISTA and AcSentient, Inc. The only U.S. patent applicable to XIBROM expired in January 2009 and, according to U.S. case law and the terms of our agreement with AcSentient, we believe no XIBROM royalties are due after patent expiration. A declaratory judgment that we are seeking from the court in regard to royalty obligations to AcSentient may apply not only to XIBROM, but also to BROMDAY, approved by the FDA in October 2010. We initiated a similar legal action in April 2010, against Senju, also seeking a declaratory judgment with regard to the relevant XIBROM royalty obligations to Senju and a recovery of overpaid royalties and other damages from Senju. In August 2010, a Federal judge in Los Angeles stayed our action against Senju, and in September 2010, Senju initiated an arbitration proceeding regarding the same dispute with the International Chamber of Commerce. There can be no assurance about when these two disputes will be resolved, and we cannot predict the final financial outcome of either. Until these two disputes are resolved, for accounting purposes, the company has been and intends to continue to reserve for XIBROM and BROMDAY royalties. As of September 30, 2010, we had $16.7 million reserved for unpaid XIBROM royalties.

In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to XIBROM. From April 2008 through September 30, 2010, we incurred approximately $3.7 million in legal fees associated with this matter and expect to incur significant expenses in the future. In addition, if the government chooses to engage in civil litigation or initiate a criminal prosecution against us as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such action or pay or incur substantial fines or penalties, either of which could significantly deplete our cash resources. This matter is in its preliminary stages and thus the likelihood of an unfavorable outcome and/or the amount/range of loss, if any, cannot be reasonably estimated. As of September 30, 2010, such legal costs are neither reasonably estimable nor probable.

Section 703 of the National Defense Authorization Act of 2008, enacted on January 28, 2009, requires that pharmaceutical products purchased through the Department of Defense, or DoD, TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price discount under the Veterans Health Care Act of 1992. DoD issued a rule pursuant to Section 703 that requires manufacturers to provide DoD with a quarterly refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program, and to pay rebates to DoD on TRICARE Retain Pharmacy purchases retroactive to January 28, 2008. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009 (the effective date of the DoD rule). In addition, the regulation is currently the subject of litigation, and it is our position that the retroactive application of the regulation is contrary to established case law. We have determined that payment of the retroactive rebate (from January 28, 2008 to May 26, 2009) created by the regulation is neither reasonably estimable nor probable as of September 30, 2010.

We incurred legal expenses in the amount of $0.2 million and $1.0 million with the law firm, Covington & Burling, for the nine months ended September 30, 2010 and 2009, respectively. A member of our Board of Directors is senior counsel in this law firm.

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

All outstanding amounts under our Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.25%. In no event shall the interest rate on outstanding borrowings be less than 4.25%. Interest is payable on a monthly basis and may expose us to market risk due to changes in interest rates. As of September 30, 2010, we had $13.0 million in borrowings under our Revolving Credit Facility. The interest rate at September 30, 2010 was 4.25%. A 10% change in interest rates on our Revolving Credit Facility would not have had a material effect on our net income for the nine months ended September 30, 2010.

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

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

In June 2010, we initiated a legal action by filing a Complaint against AcSentient, Inc. and AcSentient II, LLC, which we collectively refer to as AcSentient, seeking a declaratory judgment with regard to ISTA’s XIBROM royalty obligations under the Asset Purchase Agreement dated May 3, 2002 between ISTA and AcSentient, Inc. The only U.S. patent applicable to XIBROM expired in January 2009 and, according to U.S. case law and the terms of our agreement with AcSentient, we believe no XIBROM royalties are due after patent expiration. A declaratory judgment that we are seeking from the court in regard to royalty obligations to AcSentient may apply not only to XIBROM, but also to BROMDAY, approved by the FDA in October 2010. We initiated a similar legal action in April 2010, against Senju, also seeking a declaratory judgment with regard to the relevant XIBROM royalty obligations to Senju and a recovery of overpaid royalties and other damages from Senju. In August 2010, a Federal judge in Los Angeles stayed our action against Senju, and in September 2010, Senju initiated an arbitration proceeding regarding the same dispute with the International Chamber of Commerce. There can be no assurance about when these two disputes will be resolved, and we cannot predict the final financial outcome of either. Until these two disputes are resolved, for accounting purposes, the company has been and intends to continue to reserve for XIBROM and BROMDAY royalties. As of September 30, 2010, we had $16.7 million reserved for unpaid XIBROM royalties.

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

The approval of any ANDA or Section 505(b)(2) NDAs with respect to XIBROM, or any of our other branded drugs, leading to generic competition could have an adverse impact on our net revenues and results of operations. For the nine months ended September 30, 2010, XIBROM accounted for approximately 67% of our net revenues and 71% of our gross profit. Moreover, if the patents covering our branded drugs (other than XIBROM) were not upheld in litigation or if a competitor is found not to infringe these patents, the resulting competition would have a material adverse effect on our business, results of operations and financial condition.

On October 16, 2010, the FDA approved BROMDAY for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extraction. We applied for three years of exclusivity under the Drug Price Competition and Patent Term Restoration Act, commonly known as the Hatch-Waxman Act. We plan to launch BROMDAY in the fourth quarter of 2010 and switch physicians from prescribing twice-daily XIBROM to prescribing once-daily BROMDAY. We plan to discontinue selling XIBROM in 2011.

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

ISTA PHARMACEUTICALS, INC. (Registrant)

Dated: November 3, 2010	/S/ VICENTE ANIDO, JR., PH.D.
Vicente Anido, Jr., Ph.D. President and Chief Executive Officer

Dated: November 3, 2010	/S/ LAUREN P. SILVERNAIL
Lauren P. Silvernail Chief Financial Officer and Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.