Form 10-K
period 2010-12-31
ISTA PHARMACEUTICALS INC
filed 2011-02-25
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from              to

Commission File Number 000-31255

ISTA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0511729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Technology Drive, Irvine, California 92618

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $44,319,486.

As of January 31, 2011 there were 33,631,328 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ISTA PHARMACEUTICALS, INC.

PART I

References in this Annual Report on Form 10-K to “ISTA”, “we”, “our”, “us”, or the “Company” refer to ISTA Pharmaceuticals, Inc. This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.” BROMDAY™, BEPREVE®,, ISTALOL®, VITRASE®, XIBROM (bromfenac ophthalmic solution)®, XIBROM™, REMURA™, T-PRED™, ISTA®, ISTA Pharmaceuticals, Inc.® and the ISTA logo are our trademarks, either owned or under license.

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

Overview

We are a rapidly growing commercial-stage, multi-specialty pharmaceutical company developing, marketing and selling our own products in the U.S. and Puerto Rico. We are the fourth largest branded prescription eye care business in the U.S. and have an emerging allergy drug franchise. We manufacture our finished good products through third-party contracts, and we in-license or acquire new products and technologies to add to our internal development efforts from time to time. Our products and product candidates seek to treat allergy and serious diseases of the eye and include therapies for ocular inflammation and pain, glaucoma, dry eye and ocular and nasal allergies. The United States, or U.S., prescription markets for 2010 which our therapies seek to address include key segments of the $6.5 billion ophthalmic pharmaceutical market and the $2.5 billion nasal allergy market.

We currently have five products available for sale in the U.S. and Puerto Rico: BROMDAY (bromfenac ophthalmic solution) 0.09% for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions, BEPREVE (bepotastine besilate ophthalmic solution) 1.5% for the treatment of ocular itching associated with allergic conjunctivitis, ISTALOL (timolol maleate ophthalmic solution) 0.05% for the treatment of glaucoma, VITRASE (hyaluronidase injection) ovine, 200 USP units/ml for use as a spreading agent and XIBROM (bromfenac ophthalmic solution) 0.09% for the treatment of inflammation and pain following cataract surgery. In addition, we have several eye and allergy product candidates in various stages of development, including treatments for dry eye, ocular inflammation and pain and nasal allergies.

We have incurred losses since inception and have a stockholders’ deficit of approximately $79.1 million (including non-cash valuation warrant adjustments of $59.6 million) through December 31, 2010.

Our Products and Pipeline

The following is a summary of our key products and product candidates:

Product/Product Candidate	Indication	Development Status
BROMDAY (Once-daily)	Postoperative inflammation and reduction of ocular pain after cataract extractions	Marketed

BEPREVE	Ocular itching associated with allergic conjunctivitis	Marketed

ISTALOL	Glaucoma	Marketed

VITRASE	Spreading agent	Marketed

XIBROM (Twice-daily)	Ocular inflammation and pain following cataract surgery	Marketed, plan to stop product shipments in the first quarter of 2011

BROMDAY (lower concentration)	Postoperative inflammation and reduction of ocular pain after cataract extractions	To initiate Phase 3 study 1st half of 2011

REMURA (bromfenac)	Dry eye syndrome	Initiated Phase 3 efficacy and short-term safety studies; results expected in 2nd half of 2011

Product/Product Candidate	Indication	Development Status
Bepotastine nasal	Allergic rhinitis	Initiated Phase 2 clinical study, results expected in 1st half of 2011

Bepotastine nasal combination	Allergic rhinitis	Plan to initiate Phase 2 study in 2nd half of 2011

Bromfenac Adjunct for AMD	Age-related macular degeneration, or AMD	Proof of concept completed

T-PRED	Steroid responsive inflammation and allergic conjunctivitis	Phase 3 ready

Strong steroid	Ocular inflammation	Phase 1/2 ready

BROMDAYTM (bromfenac ophthalmic solution) 0.09% – once-daily

BROMDAY is a once-daily topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions. We received approval from the U.S. Food and Drug Administration, or FDA, for BROMDAY in October 2010. We launched BROMDAY in the U.S. in the fourth quarter of 2010. Starting in November 2010, we focused our sales and marketing efforts on encouraging physicians to transition from prescribing twice-daily XIBROM to prescribing once-daily BROMDAY. See “XIBROM (bromfenac ophthalmic solution) 0.09% - twice-daily” below for further information. We promote BROMDAY through our own sales force to ophthalmologists.

In October 2010, we were granted three years of marketing exclusivity for BROMDAY under the Drug Price Competition and Patent Term Restoration Act, commonly known as the Hatch-Waxman Act.

Based upon 2010 data from IMS Health, we estimate that 2010 sales in the U.S. topical ophthalmic non-steroidal anti-inflammatory market were approximately $349 million, with total prescriptions of 2.7 million. From 2009 to 2010, the U.S. topical ophthalmic non-steroidal anti-inflammatory market grew approximately 7% in total dollars. Other non-steroid treatments currently available must be dosed two, three or four times a day as compared to BROMDAY’s once-daily dosing.

For the year ended December 31, 2010, sales of BROMDAY accounted for 6% of our total net revenues. On a combined basis, sales of BROMDAY and XIBROM accounted for 68% of our total net revenues.

XIBROM (bromfenac ophthalmic solution) 0.09% – twice-daily

XIBROM is a twice-daily topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation and pain following cataract surgery. In March 2005, we received approval from the FDA for XIBROM for the treatment of ocular inflammation following cataract surgery. We launched XIBROM in the U.S. in the second quarter of 2005. In January 2006, we received FDA approval of an expanded indication of XIBROM to include the treatment of pain following cataract surgery.

For the year ended December 31, 2010, sales of XIBROM accounted for 62% of our total net revenues. Due to the rapid adoption of BROMDAY, we announced we would stop shipping XIBROM effective February 28, 2011. See “BROMDAY (bromfenac ophthalmic solution) 0.09% - once-daily” above for further information.

XIBROM was first developed by Senju Pharmaceuticals, Co. Ltd., or Senju, and launched in Japan in 2000. In May 2002, we acquired rights for XIBROM in the U.S. under a license agreement with Senju. In December 2009, we expanded the territory to include not only the U.S. and its possessions, but also Canada and Mexico.

In January 2009, the patent on XIBROM expired, exposing us to potential future generic competition. Most companies that manufacture drug substances file a Drug Master File, or DMF, with the FDA. These DMFs contain information on the manufacture and quality control of those drug substances. Most companies that file abbreviated New Drug Applications, or ANDAs, to gain approval to market a generic version of a previously patented pharmaceutical product will reference a DMF for the drug substance contained in the product. Since the XIBROM patent expiration in January 2009, three DMFs have been filed for bromfenac. In addition, we believe a bromfenac ANDA was filed in May 2010. Based upon publicly available information that show a two year or longer average FDA review time for ANDAs, we do not anticipate that a generic form of bromfenac will receive FDA approval by a competitor until approximately 2012.

BEPREVE (bepotastine besilate ophthalmic solution) 1.5%

BEPREVE is a twice-daily prescription treatment for ocular itching associated with allergic conjunctivitis in patients two years of age and older. In September 2009, we received approval from the FDA for, and launched, BEPREVE in the U.S. We promote BEPREVE through our own sales force to ophthalmologists, optometrists and allergists.

BEPREVE was first approved in Japan for use as a systemic drug in the treatment of allergic rhinitis and urticaria/pruritus in July 2000 and January 2002, respectively, and is marketed by Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.), or Mitsubishi Tanabe, under the brand name TALION®. TALION was co-developed by Tanabe Seiyaku and Ube Industries, Ltd. In 2001, Tanabe Seiyaku granted Senju exclusive worldwide rights, with the exception of certain Asian countries, to develop, manufacture and market bepotastine for ophthalmic use. In 2006, we licensed the exclusive North American ophthalmic rights to bepotastine from Senju. In 2007, we licensed exclusive North American rights to nasal dosage forms of bepotastine from Tanabe Seiyaku and obtained a future right to negotiate for a North American license to oral dosage forms of bepotastine.

Based upon 2010 data from IMS Health, we estimate that 2010 sales in the U.S. prescription ocular allergy market were approximately $665 million, with total prescriptions of 6.7 million. From 2009 to 2010, the U.S. ocular allergy market grew approximately 12% in total prescription dollars and 3% in total prescriptions.

ISTALOL (timolol maleate ophthalmic solution) 0.05%

ISTALOL is a once-daily eye drop solution of timolol, a beta-blocking agent for the treatment of glaucoma. ISTALOL was developed by Senju in Japan. In May 2002, we acquired rights to ISTALOL in the U.S. under a license agreement with Senju.

We received FDA approval to market ISTALOL in the U.S. in 2004 for the treatment of glaucoma. We promote ISTALOL through our own sales force to ophthalmologists.

According to the Glaucoma Research Foundation, four million people in the U.S. suffer from the disease, with 120,000 new cases documented annually. Based on 2010 data from IMS Health, we estimate that the U.S. pharmaceutical market for the treatment of glaucoma exceeds $2.2 billion per year. Of this amount, the ophthalmic beta-blocker market was approximately $182 million in 2010 primarily at generic prices, with over 4.3 million prescriptions written in 2010.

VITRASE (hyaluronidase injection) ovine, 200 USP units/ml

We launched VITRASE, our proprietary formulation of ovine hyaluronidase, for use as a spreading agent in 2004. Hyaluronidase is a naturally occurring enzyme that digests certain forms of carbohydrate molecules called proteoglycans. VITRASE, when used as a spreading agent, is injected into connective tissue, where it modifies the permeability of such tissues and promotes diffusion of injected drugs, thus accelerating their absorption.

In May 2004, the FDA approved our New Drug Application, or NDA, for VITRASE in a lyophilized 6,200 USP units multi-purpose vial, for use as a spreading agent to facilitate the absorption and dispersion of other injected drugs. In October 2004, the FDA informed us that VITRASE for use as a spreading agent was entitled to five-year new chemical market exclusivity under the federal Food, Drug and Cosmetic Act. In September 2009, we announced the discontinuation of VITRASE, lyophilized 6,200 USP units multi-purpose vial.

In December 2004, the FDA approved our supplemental New Drug Application, or sNDA, for VITRASE for use as a spreading agent at a concentration of 200 USP units/mL in sterile solution. We promote our 200 USP units/mL vial of VITRASE through our own sales force to ophthalmologists.

BROMDAY Lower concentration

We are developing a new formulation, lower concentration BROMDAY for postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions. We plan to initiate a Phase 3 study in the first half of 2011 and, assuming timely completion of the study, report preliminary results in the second half of 2011.

Based upon 2010 data from IMS Health, we estimate that 2010 sales in the U.S. topical ophthalmic non-steroidal anti-inflammatory market were approximately $349 million, with total prescriptions of 2.7 million.

REMURA (bromfenac ophthalmic solution for dry eye)

We are developing a lower concentration of bromfenac for the treatment of dry eye syndrome. According to the National Eye Institute, dry eye syndrome, which is also referred to as keratoconjunctivities sicca, or KCS, is defined as a disorder of the tear film due to the tear deficiency or excessive tear evaporation which causes damage to the interpalpebral, or the exposed area between the upper and lower eye lids, ocular surface and is associated with symptoms of ocular discomfort. Dry eye syndrome has been linked with a number of factors, including age, hormonal changes, ocular disease, medications that disrupt tear secretion or blinking, and autoimmune diseases such as lupus and rheumatoid arthritis. In severe cases of dry eye syndrome, scarring develops that may lead to blindness. Based on data compiled from various publicly available sources, we estimate that annual sales in the U.S. prescription dry eye market were approximately $620 million in 2010, with total prescriptions of approximately 2.7 million.

In June 2009, we announced positive results from a proof-of-concept Phase 2 clinical study in subjects with dry eye disease. The study achieved statistical significance in the primary endpoint of the objective sign of conjunctival staining as compared to baseline. The study also achieved statistical significance on the objective sign of corneal staining as compared to baseline. Patients also achieved statistically significant improvements in subjective symptoms measured by the Ocular Surface Disease Index and improvements in patients’ most bothersome ocular symptoms.

We initiated two Phase 3 efficacy and short-term safety studies in 2010. These Phase 3 studies are being conducted under a Special Protocol Assessment, or SPA, agreed upon with the FDA. We plan to report preliminary results in the second half of 2011.

Bepotastine nasal

We are developing a proprietary nasal formulation of bepotastine for the treatment of allergic rhinitis. In September 2007, we obtained exclusive North American rights to nasal dosage forms of bepotastine, an investigational product for the treatment of allergy symptoms, from Mitsubishi Tanabe. Based upon 2010 data from IMS Health, we estimate the U.S. allergic rhinitis market to be approximately $2.5 billion in sales, with the nasal antihistamine component comprising about 14% of all prescriptions.

In October 2010, we announced positive preliminary results from a Phase 1/2 clinical study of bepotastine besilate nasal spray conducted in Canada for the treatment of symptoms associated with seasonal allergic rhinitis, the inflammation of the nasal passages caused by allergies. The findings demonstrated two of the three bepotastine besilate concentrations tested were effective in relieving patients’ nasal symptoms after exposure to seasonal allergens. The safety data showed the drug to be well-tolerated, with adverse events consistent with those observed with other antihistamine nasal sprays and generally rated as mild. As a result of these positive outcomes, in December 2010, we initiated a Phase 2 clinical study of bepotastine besilate nasal spray for the treatment of symptoms associated with seasonal allergic rhinitis. The randomized, placebo-controlled, parallel-group environmental study is evaluating the safety and efficacy of bepotastine besilate, dosed twice daily, in patients presenting with allergic rhinitis caused by one of the most potent seasonal allergy triggers, Mountain Cedar pollen. We expect to enroll approximately 600 patients who will be treated with either bepotastine besilate nasal spray or placebo for two weeks. Patients will grade both individual nasal and ocular symptoms on a daily basis. We plan to report preliminary results in the first half of 2011.

Bepotastine nasal combination

In addition to the bepotastine nasal spray, we are developing a combination antihistamine / steroid nasal spray, with bepotastine as the antihistamine component, for the treatment of allergic rhinitis. Based on 2010 data from IMS Health, we estimate the U. S. allergic rhinitis market to be approximately $2.5 billion in sales, with the nasal steroid component comprising about 34% of all prescriptions.

We plan to initiate a follow-on Phase 2 study to the bepotastine nasal study for Mountain Cedar pollen, with the combination formulation in the second half of 2011 and report preliminary results in the first half of 2012.

Bromfenac Adjunct for AMD

We intend to initiate a development program for bromfenac as an adjunct therapy to be used with Lucentis ® or Avastin ®, for the treatment of AMD. A proof of concept study was completed by a physician investigator with results expected to publish in the first half of 2011.

T-PRED (tobramycin and prednisolone acetate combination product)

T-PRED is a proprietary formulation of a fixed combination product of tobramycin 0.3% and prednisolone acetate 1.0%. T-PRED is being developed for the treatment of steroid responsive inflammation and allergic conjunctivitis. We plan to initiate Phase 3 studies in 2012 or later.

T-PRED, if approved by the FDA, will compete in the antibiotic/steroid combination segment of the U.S. topical ophthalmic anti-inflammatory market. Based upon management estimates and 2010 prescription data compiled by IMS Health, we estimate that 2010 sales in the U.S. topical ophthalmic anti-inflammatory market were approximately $848 million, with total prescriptions of 11.5 million. In 2010, the combination antibiotic and steroid segment of the ophthalmic anti-inflammatory market had approximately a 36% share of the prescriptions or $302 million in prescription dollars and about 4 million prescriptions according to data compiled by IMS Health.

In February 2006, we announced positive results from our Phase 3 bioequivalence study of T-PRED for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists. In July 2006, we submitted to the FDA an NDA for T-PRED for the treatment of steroid-responsive inflammatory ocular conditions where risk of bacterial infection exists.

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

In September 2009 we announced the preliminary results from two completed studies. In the first study, we evaluated the antimicrobial equivalence between T-PRED and a tobramycin-containing reference product. We successfully demonstrated the antimicrobial bioequivalence of T-PRED to the reference product in each of the 26 required tests. The second study was a Phase 3 clinical study designed to determine the bioequivalence of prednisolone concentrations between T-PRED and a reference product containing prednisolone acetate 1.0%. Although T-PRED’s prednisolone concentrations in this study were similar to those of the reference product, bioequivalence was not demonstrated. We believe differences in the prednisolone reference product, which included a higher drug concentration in the formulation and a recent change in the commercial product delivery dose of the reference product, may have contributed to the variations in study results between the two products. We discussed the study results with the FDA to determine the best path forward for T-PRED.

Strong Steroid

We intend to pursue development of a strong steroid to treat ocular inflammation. The U. S. topical / plain steroid segment of the anti-inflammatory market, based on 2010 data from IMS Health, is estimated to be $186 million in sales. We plan to initiate Phase 1/2 studies in 2012 or later.

Other Product Candidates and Development Activities

In addition to the products presently in human clinical trials, we have a number of products that may be ready for late stage clinical study initiation in the future. These include iganidipine, to enhance ocular nerve blood flow; new formulation of latanoprost, a prostaglandin, for the treatment of glaucoma; and ecabet sodium for the treatment of dry eyes.

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

Product Licensing Agreements

BROMDAY, BEPREVE, ISTALOL, XIBROM, Ecabet Sodium, Prostaglandins and Iganidipine Agreements With Senju

In May 2002, we acquired certain of the assets of AcSentient, Inc., or AcSentient, which included exclusive U.S. development, manufacturing and marketing rights for ISTALOL and XIBROM. ISTALOL and XIBROM were originally licensed by AcSentient from Senju.

In November 2004, we entered into another license agreement with Senju under which Senju granted to us exclusive U.S. ophthalmic rights to ecabet sodium.

In 2006, we entered into three additional license agreements with Senju under which Senju has granted us exclusive North American ophthalmic rights for BEPREVE, various prostaglandin products and iganidipine.

In December 2009, we renegotiated with Senju our bromfenac rights to include, among other things, the expansion of our territory to include Canada and Mexico.

Generally, under the terms of our agreements with Senju, we are responsible for all costs associated with developing products covered by the licensed rights in ophthalmology for the U. S. and, with respect to XIBROM (and now BROMDAY), BEPREVE, prostaglandins and iganidipine, North America, including clinical trials, regulatory filings, manufacturing, and, if the product is approved, marketing and sales activities.

We have paid to Senju non-refundable milestone payments of $4 million, in the aggregate, relating to the development process and regulatory approval of both ISTALOL and XIBROM and are required to pay royalties on the sales of products that are covered by Senju’s patent rights.

We have paid to Senju non-refundable milestone payments of $4 million, in the aggregate, relating to the development process and regulatory approval of BEPREVE and are required to pay royalties on the sales for the products that are covered by Senju’s patent rights.

We will be required to pay to Senju non-refundable milestone payments of up to $3 million, in the aggregate, if all such milestones relating to the development process and regulatory approval of ecabet sodium are accomplished, and royalties on future product sales covered by Senju’s patent rights.

We will be required to pay Senju non-refundable milestone payments of approximately $8 million, in the aggregate, if all such milestones relating to the development process and regulatory approval of iganidipine are accomplished, and royalties on future sales of products covered by Senju’s patent rights.

We will be required to pay Senju non-refundable milestone payments of approximately $8 million, in the aggregate, some of which have been paid, if all such milestones relating to the development process and regulatory approval of a prostaglandin product are accomplished, and royalties on future sales of products covered by Senju’s patent rights.

We initiated legal action in April 2010, against Senju, seeking a declaratory judgment with regard to our XIBROM royalty obligations to Senju and a recovery of overpaid royalties and other damages from Senju. The only U.S. patent applicable to XIBROM expired in January 2009 and, according to U.S. case law and the terms of our agreement with Senju, we believe no XIBROM royalties are due after patent expiration. In August 2010, the U.S. District Court for the Central District of California stayed our action against Senju, and in September 2010, Senju initiated an arbitration proceeding regarding the same dispute with the International Chamber of Commerce, or ICC. The order staying our action against Senju will not become appealable until after the arbitration is concluded, and a judgment is entered in the court case. A declaratory judgment that we were seeking from the court in regard to royalty obligations to Senju may apply not only to XIBROM, but also to BROMDAY, which was approved by the FDA in October 2010. The arbitration proceeding is in its early stages.

In June 2010, we initiated a legal action by filing a Complaint against AcSentient, Inc. and AcSentient II, LLC, which we collectively refer to as AcSentient, seeking a declaratory judgment with regard to our XIBROM royalty obligations under the Asset Purchase Agreement dated May 3, 2002 between us and AcSentient, Inc. The only U.S. patent applicable to XIBROM expired in January 2009 and, according to U.S. case law and the terms of our agreement with AcSentient, Inc., we believe no XIBROM royalties are due after patent expiration. A declaratory judgment that we are seeking from the court in regard to royalty obligations to AcSentient may apply not only to XIBROM, but also to BROMDAY, approved by the FDA in October 2010. In November 2010, the Superior Court of the State of California, County of Orange stayed our case against AcSentient and ruled that the dispute has to be arbitrated. We will have an opportunity to appeal that court ruling after the final judgment is entered by the court. On January 24, 2011, AcSentient filed a request for arbitration with the ICC. As AcSentient’s arbitration request was only recently filed, we are in the process of considering our response.

There can be no assurance about when these two disputes will be resolved, and we cannot predict the final outcome and financial impact of either. Until these two disputes are resolved, for accounting purposes, we have been and intend to continue to reserve for XIBROM and BROMDAY royalties, which would have been payable to Senju and AcSentient if the relevant contractual royalty obligations were existing and enforceable. As of December 31, 2010, we had $22.8 million reserved for such contingent XIBROM and BROMDAY royalties.

The relevant license provisions with Senju for bromfenac, iganidipine and prostaglandins provides that the relevant royalty obligations will terminate upon the later of (i) the last-to-expire licensed patent and (ii) ten years after the first commercial sale of the applicable licensed product. The license agreement with Senju for ISTALOL will terminate upon the last-to-expire licensed patent. The license agreements with Senju for ecabet sodium and BEPREVE will terminate ten years after the later of (i) the last-to-expire licensed patent and (ii) ten years after the first commercial sale of the applicable licensed product.

Bepotastine Nasal Agreement With Mitsubishi Tanabe

In September 2007, we entered into a license agreement with Mitsubishi Tanabe under which we were granted exclusive North American rights to nasal dosage forms of bepotastine, an investigational product for the treatment of allergic rhinitis. We also obtained the right to develop other nasal bepotastine products, including a fixed combination with a steroid and a future right to negotiate for a North American license to oral dosage forms of bepotastine for allergy treatment.

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

In September 2009, we modified our existing License and Supply Agreements with Otsuka. Among other changes, the Supply Agreement terminated, resulting in us having no future obligation to supply Otsuka with hyaluronidase for injection. As a result, in 2009, we recognized $3.1 million of previously deferred income primarily related to the termination of that supply agreement.

Marketing and Sales

We have expanded our commercial infrastructure in connection with the marketing, sale and distribution of our approved products in the U.S. In late 2009 and early 2010, we expanded our sales force to a total of approximately 165 sales territories to support our growing commercial activities. We target our commercialization efforts towards ophthalmologists, optometrists and allergists.

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

Sales to Cardinal Health, Inc., McKesson HBOC and AmeriSource Bergen Corp. accounted for 40%, 36% and 16%, respectively, of our annual net revenues during 2010. The loss of any of these customers could materially and adversely affect our business, results of operations, financial condition and cash flows. Due to the relatively short lead-time required to fill orders for our products, backlog of orders is not material to our business.

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

Seasonality

We experience seasonality with respect to sales of our ocular allergy product, BEPREVE. We expect larger sales in the spring through late summer and fewer sales in the late fall and winter.

In addition, although our ophthalmic pharmaceutical business is not materially affected by seasonal factors, we have noticed a historical trend with respect to sales. Specifically, our sales have tended to be lowest during the first calendar quarter and the highest in the fourth calendar quarter.

Competition

The markets for therapies that treat diseases and conditions of the eye are subject to intense competition and technological change. Many companies, including major pharmaceutical companies, specialty pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to ours. Such companies include Allergan, Inc., Alcon Laboratories, Inc./ Novartis AG, Bausch & Lomb, Inc., Johnson & Johnson and Pfizer, Inc. Many of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than ours.

Numerous companies are working on alternate therapies for ocular inflammation and pain, glaucoma, allergy, dry eye syndrome, ocular infection, macular degeneration and other disease states of the eye.

In addition, competition from generic drug manufacturers is a major challenge in the United States to branded drug companies, like ISTA, and may have a material adverse effect on our product net revenues.

In January 2009, the patent on XIBROM expired, exposing us to potential future generic competition. Most companies that manufacture drug substances file a DMF with the FDA. These DMFs contain information on the manufacture and quality control of those drug substances. Most companies that file ANDAs to gain approval to market a generic version of a previously patented pharmaceutical product will reference a DMF for the drug substance contained in the product. Since the XIBROM patent expiration in January 2009, three DMFs have been filed for bromfenac. In addition, we believe a bromfenac ANDA was filed in May 2010. Based upon publicly available information that show a two year or longer average FDA review time for ANDAs, we do not anticipate that a generic form of bromfenac will receive FDA approval by a competitor until approximately 2012. In October 2010, the FDA approved BROMDAY which we launched in the fourth quarter of 2010. Starting in November 2010, we focused our sales and marketing efforts on encouraging physicians to transition from prescribing twice-daily XIBROM to prescribing once-daily BROMDAY. We intend to stop shipments of XIBROM effective February 28, 2011.

Manufacturing

We have a supply agreement with Senju for bepotastine besilate, which is the active pharmaceutical ingredient in BEPREVE. Currently, Senju is our sole source for bepotastine besilate for BEPREVE. We have a supply agreement with Regis Technologies, Inc., or Regis, for bromfenac, which is the active pharmaceutical ingredient in XIBROM and BROMDAY. Currently, Regis is our sole source for bromfenac. We also have supply agreements with Bausch & Lomb, Inc., or Bausch & Lomb, to manufacture commercial quantities of BROMDAY, ISTALOL, BEPREVE and XIBROM. Currently, Bausch & Lomb is our sole source for BROMDAY, ISTALOL, BEPREVE and XIBROM.

Biozyme Laboratories, Ltd. or Biozyme, had been our sole source for highly purified ovine hyaluronidase, which is the active ingredient in VITRASE. In June 2010, we received approval from the FDA to manufacture hyaluronidase at our Irvine, California manufacturing facility and began production of highly purified ovine hyaluronidase in July 2010. We have a supply agreement with Alliance Medical Products to manufacture commercial quantities of VITRASE. Currently, Alliance Medical Products is our sole source for VITRASE.

Research and Development

Since our inception, we have made substantial investments in research and development. During the years ended December 31, 2010, 2009 and 2008, we spent $25.9 million, $24.9 million and $32.4 million, respectively, on research and development activities.

We plan to focus our near-term research and development efforts on the later-stage products in our product candidate pipeline. Building on these development efforts, our goal is to continue our growth as a commercial stage, multi-specialty pharmaceutical company by developing or acquiring complementary products, either already marketed or in late-stage development. Some licensed or acquired products may require additional research and development activities prior to regulatory approval and commercialization.

Patents and Proprietary Rights

Our success depends in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the U.S. and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage. As of December 31, 2010, we owned 14 issued U.S. patents, six pending U.S. patent applications, 37 issued foreign patents, and nine pending foreign patent applications. In addition, as of December 31, 2010, we licensed six issued U.S. patents, three pending U.S. patent applications, one issued foreign patent, and one pending foreign patent application.

The table below sets forth, for each of our material products or product candidates covered by a patent, the technology or technologies dependent on each such patent, the jurisdiction where such patent protection has been obtained, the expiration date of such patent, and whether we own or license such patent.

Product or Product Candidate Subject to Patent Protection	Technology	Jurisdiction	Expiration	Owned or Licensed Patent
BEPREVE	Bepotastine active ingredient	U.S.	2017 (1)	Licensed
BEPREVE	Formulation	U.S.	patent application	Licensed
ISTALOL	Method of use	U.S.	2018	Licensed
BROMDAY (lower concentration)	Formulation and method of use	U.S.	patent applications	Owned and licensed
REMURA	Formulation and method of use	U.S.	patent applications	Owned and licensed
T-PRED	Formulation and method of use	U.S. and Canada	patent application	Owned

(1)	With a patent term extension expected until 2019.

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

We also file trademark applications to protect the names of our products. These applications may not mature to registration and may be challenged by third parties. In addition, some of our trademarks, including XIBROM and BROMDAY, are owned by, or assignable to, our licensors, such as Senju, and upon expiration or termination of the license agreements, we may no longer be able to use these trademarks.

Government Regulation

Our pharmaceutical products are subject to extensive government regulation in the U.S. If we ever decide to distribute our products abroad, our products would also be subject to extensive foreign government regulation. In the U.S., the FDA regulates pharmaceutical products. FDA regulations govern the testing, manufacturing, advertising, promotion, labeling, sale and distribution of our products.

In general, the FDA approval process for drugs includes, without limitation:

•	preclinical studies;

•	submission of an Investigational New Drug, or IND, application for clinical trials;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	submission of an NDA to obtain marketing approval;

•	review of the NDA; and

•	inspection of the facilities used in the manufacturing of the drug to assess compliance with the FDA’s current Good Manufacturing Practice, or cGMP, regulations.

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

We cannot assure that submission of an IND application for any of our product candidates will result in authorization to commence clinical trials. Clinical trials involve the administration of the product that is the subject of the trial to volunteers or patients under the supervision of a qualified principal investigator. Each clinical trial must be reviewed and approved by an independent institutional review board at each institution at which the study will be conducted. The institutional review board will consider, among other things, ethical factors, safety of human subjects and the possible liability of the institution. Also, clinical trials must be performed according to good clinical practices. Good clinical practices are enumerated in FDA regulations and guidance documents.

Clinical trials typically are conducted in three sequential phases: Phases 1, 2 and 3, with Phase 4 studies sometimes required to be conducted after approval. Drugs for which Phase 4 studies are required include those approved under accelerated approval regulations. The four phases may overlap. In Phase 1 clinical trials, the drug is usually tested on a small number of healthy volunteers to determine:

•	safety;

•	any adverse effects;

•	proper dosage;

•	absorption;

•	metabolism;

•	distribution;

•	excretion; and

•	other drug effects.

In Phase 2 clinical trials, the drug is usually tested on a limited number of subjects (generally up to several hundred subjects) to preliminarily evaluate the efficacy of the drug for specific, targeted indications, determine dosage tolerance and optimal dosage, and identify possible adverse effects and safety risks.

In Phase 3 clinical trials, the drug is usually tested on a larger number of subjects (up to several thousand), in an expanded patient population and at multiple clinical sites. The FDA may require that we suspend clinical trials at any time on various grounds, including if the FDA makes a finding that the subjects are being exposed to an unacceptable health risk.

Following successful conclusion of Phase 3 clinical trials, an NDA is submitted to the FDA. The NDA must include comprehensive and complete descriptions of the preclinical testing, clinical trials, and the chemical manufacturing and control requirements of a drug that enable the FDA to determine the drug’s safety and efficacy. An NDA must be approved by the FDA before any drugs can be marketed commercially in the United States.

The FDA testing and approval process requires substantial time, effort and money. We cannot assure you that any NDA we submit for our product candidate will be timely approved, if ever.

In Phase 4 clinical trials or other post-approval commitments, additional studies and patient follow-up are conducted to gain experience from the treatment of patients in the intended therapeutic indication. Additional studies and follow-up are also conducted to document a clinical benefit where drugs are approved under accelerated approval regulations and based on surrogate endpoints. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. Failure to promptly conduct Phase 4 clinical trials and follow-up could result in expedited withdrawal of products approved under accelerated approval regulations.

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

Human Resources

As of January 31, 2011, we had 326 full-time employees. Of our employees, 55 are engaged in research and development, nine in manufacturing, 19 in quality assurance and quality control, 209 in sales and marketing, and 34 in administration and finance. Our employees do not have a collective bargaining agreement. We consider our relations with our employees to be good.

General Information

We incorporated in California in February 1992 as Advanced Corneal Systems, Inc. In March 2000, we changed our name to ISTA Pharmaceuticals, Inc., and we reincorporated in Delaware in August 2000. Our corporate headquarters and principal research laboratories are located at 50 Technology Drive, Irvine, CA 92618, and our telephone number is (949) 788-6000.

We make the following reports available on our website, at www.istavision.com, free of charge as soon as practicable after filing with the U.S. Securities and Exchange Commission, or SEC:

•	our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports;

•

our policies related to corporate governance, including our Code of Ethics and Conduct which apply to our directors, officers and employees (including our principal executive officer and principal financial officer) that we have adopted to meet the requirements set forth in the rules and regulations of the SEC and its corporate governance principles; and

•	the charters of the Audit, Compensation and Nominating & Corporate Governance Committees of our Board of Directors.

All such reports are also available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by us with the SEC at the SEC’s public reference room located at 100 F St., NE, Washington, D.C., 20549. Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at
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

Approval from the FDA is necessary to manufacture and market pharmaceutical products in the U.S. Five of our products, BROMDAY, BEPREVE, ISTALOL, VITRASE and XIBROM have received regulatory approval from the FDA.

The regulatory approval process is extensive, time-consuming and costly, and the FDA may not approve additional product candidates, or the timing of any such approval may not be appropriate for our product launch schedule and other business priorities, which are subject to change.

FDA approval of our products and product candidates can be delayed, limited or not granted for many reasons, including, among others:

•	the FDA may not find a product candidate safe or effective to merit an approval;

•

the FDA may not find that the data from preclinical testing and clinical trials justifies approval, or they may require additional studies that would make it commercially unattractive to continue pursuit of approval;

•	the FDA may not approve the processes or facilities of our contract manufacturers or raw material suppliers or our manufacturing processes or facilities;

•	the FDA may change its approval policies or adopt new regulations; and

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

We may not be able to develop product candidates into successful commercial products, which would impair our ability to grow and could materially harm our business, results of operations and financial condition.

The process of developing product candidates involves a high degree of risk and takes several years. Product candidates may fail to reach the market for several reasons, including but not limited to the following:

•	clinical trials may show our product candidates to be ineffective or not as effective as anticipated, or to have harmful side effects or an unforeseen result;

•	our inability to enroll patients in clinical trials within the expected timeframes;

•	our inability to obtain authorization from the FDA or other regulatory authority to initiate clinical trials within the expected timeframes;

•	product candidates may fail to receive regulatory approvals required to bring the products to the market;

•

manufacturing costs and delays and manufacturing problems in general, the inability to scale up to produce supplies for clinical trials or commercial supplies, or other factors may make our product candidates uneconomical; and

•	the proprietary rights of others and their competing products and technologies may prevent our product candidates from being effectively commercialized or to obtain exclusivity.

Success in the preclinical and early clinical trials does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. Currently, there is substantial congressional and administration review of the regulatory approval process for drug candidates in the U.S. Any changes to the U.S. regulatory approval process could significantly increase the timing or cost of regulatory approval for our product candidates making further development uneconomical or impossible.

In addition, developing product candidates is very expensive and will have a significant impact on our ability to generate profits. Factors affecting our product development expenses include:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	the cost and timing of manufacturing clinical or commercial supplies of product candidates, including the cost and timing of the implementation of any necessary corrective actions;

•	regulatory approval of trade names for our product candidates and the timing thereof;

•	our ability to raise any additional funds that we need to complete our trials;

•	the number and outcome of clinical trials conducted by us and/or our collaborators;

•	the number of products we may have in clinical development;

•	in-licensing or other partnership activities, including the timing and amount of related development funding, license fees or milestone payments; and

•	future levels of our revenue.

Our product development efforts also could result in large and immediate write-offs, significant milestone payments, incurrence of debt and contingent liabilities or amortization of expenses related to intangible assets, any of which could negatively impact our financial results. Additionally, if we are unable to develop our product candidates into viable commercial products, we will be reliant solely on sales of our currently approved products for our revenues, potentially limiting our growth opportunities.

If generic manufacturers obtain approval for generic versions of our products, our business, results of operations and financial condition may suffer.

In January 2009, the patent on XIBROM expired, and we lost regulatory exclusivity for XIBROM. Because of the patent expiration, competitors became eligible to receive approval for ANDAs for ophthalmic formulations of bromfenac with indications identical to XIBROM. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator’s data regarding safety and efficacy. Thus, generic manufacturers can sell their products at prices much lower than those charged by innovative pharmaceutical companies who have incurred substantial expenses associated with the research and development of the product. Since the XIBROM patent expiration in January 2009, three DMFs have been filed for bromfenac. In addition, we believe a bromfenac ANDA was filed in May 2010. Based upon publicly available information that show a two year or longer average FDA review time for ANDAs, we do not anticipate that a generic form of bromfenac will receive FDA approval by a competitor until approximately 2012. The introduction of a generic version of XIBROM could have an adverse impact on our business, results of operations and financial condition.

In addition, on October 16, 2010, the FDA approved BROMDAY for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions. We were granted three years of marketing exclusivity under the Drug Price Competition and Patent Term Restoration Act, commonly known as the Hatch-Waxman Act. We launched BROMDAY in November 2010 and we focused our sales and marketing efforts on encouraging physicians to transition from prescribing twice-daily XIBROM to prescribing once-daily BROMDAY. We intend to stop shipments of XIBROM effective February 28, 2011. There can be no assurances that we will be able to generate revenues from BROMDAY similar to the levels achieved from sales of XIBROM.

If our products do not gain market acceptance, our business will suffer.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:

•	the price of our products relative to other therapies for the same or similar treatments;

•	the perception by patients, physicians and other members of the health care community of the safety and efficacy of our products for their prescribed treatments;

•	the availability of satisfactory levels, or at all, of third party reimbursement for our products and related treatments;

•	the restrictiveness of FDA approved labeling of our products;

•	our ability to fund our sales and marketing efforts; and

•	the effectiveness of our sales and marketing efforts.

In addition, we have historically focused our sales and marketing efforts on specialty physicians. However, in the future, in order to achieve broader market acceptance of our products, we may choose to modify our focus to include primary care physicians, which will require us to implement changes to our commercialization strategy.

If our products do not gain market acceptance, we may not be able to fund future operations, including the development or acquisition of new product candidates and/or our sales and marketing efforts for our approved products, which would cause our business to suffer.

If we fail to properly manage our anticipated growth, our business could suffer.

Rapid growth of our business is likely to place a significant strain on our managerial, operational and financial resources and systems. To manage our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We are dependent on our personnel and third parties to effectively manufacture, market, sell and distribute our products. We will also continue to depend on our personnel and third parties to successfully develop and acquire new products. Further, our anticipated growth will place additional strain on our suppliers and manufacturers, resulting in an increased need for us to carefully manage these relationships and monitor for quality assurance. If we do not grow as we expect, if we fail to manage our growth effectively or if we do not develop and expand a successful commercial infrastructure, our business, results of operations, and financial condition could be materially harmed.

We may need to raise additional working capital in the future.

We believe our current cash and cash equivalents on hand, together with borrowings available under our revolving credit facility with Silicon Valley Bank, or Revolving Credit Facility, and other borrowing arrangements, will be sufficient to finance anticipated capital, financing and operating requirements for at least the next twelve months. If we are unable to generate sufficient product net revenues, we may be required to raise additional capital in the future through collaborative agreements or public or private equity or debt financings. If we are required to raise additional capital in the future, such additional financing may not be available on favorable terms, or at all, or may be dilutive to our existing stockholders. In addition, our Facility Agreement with certain institutional investors, which we refer to as the Facility Agreement, and our Revolving Credit Facility contain restrictions on our ability to incur certain indebtedness without the prior consent of our lenders. If we fail to obtain additional capital as and when required, such failure could have a material impact on our business, results of operations and financial condition.

Adverse economic conditions may have material adverse consequences on our business, results of operations and financial condition.

Unpredictable and unstable changes in economic conditions, including recession, inflation, increased government intervention, or other changes, may adversely affect our general business strategy. If the current equity and credit markets deteriorate, or do not continue to improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, a radical economic downturn, a double-dip recession, or an increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans or plans to acquire additional products.

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

We have entered into licensing agreements with Senju relating to BROMDAY and XIBROM, BEPREVE, ecabet sodium, iganidipine, and certain prostaglandin compounds, including latanoprost. With respect to BROMDAY and XIBROM, BEPREVE, ecabet sodium and iganidipine, certain patent and other intellectual property rights we have received from Senju have been licensed to Senju from third parties. As a result, Senju’s license of such rights to us is subject to Senju maintaining and performing its obligations under these third party license agreements.

We have also entered into an exclusive licensing agreement with Mitsubishi Tanabe, from whom we obtained the North American rights to nasal (including intranasal) dosage forms of bepotastine. Certain intellectual property rights we received from Mitsubishi Tanabe have been licensed to Mitsubishi Tanabe from a third party, and thus Mitsubishi Tanabe’s license of such rights to us is subject to Mitsubishi Tanabe maintaining and performing its obligations under such third party license agreement.

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

Our supply of drug products will be dependent upon our limited manufacturing capacities and the production capabilities of third party manufacturers, contract manufacturing organizations, or CMOs, and other suppliers, and if such parties are not able to meet our demands, we may be limited in our ability to meet demand for our products, ensure regulatory compliance or maximize profit on the sale of our products.

We have limited manufacturing capacity for the raw material of one of our drug products and no internal manufacturing capacity for our drug products, and, therefore, we have entered into agreements with third-party manufacturers, CMOs and other suppliers for the manufacture and supply of our products and for their active and other ingredients. We received approval for our own on-site manufacturing facility by the FDA during 2010 and we have since then commenced manufacturing ovine highly purified hyaluronidase at the approved facility. Reliance on these manufacturing capabilities and those of such third-party manufacturers, CMOs and other suppliers entails risks to which we would not be subject if we manufactured products ourselves. For the raw material that we manufacture, we are subject to compliance with the regulations promulgated by the FDA and other agencies, including but not limited to the FDA’s cGMP requirements. If we do not or cannot maintain control over compliance with these regulations, it could have a negative impact on our business. The disqualification of these manufacturers, CMOs and other suppliers through their failure to comply with regulatory requirements could negatively impact our business because the delays and costs in obtaining and qualifying alternate suppliers (if such alternative suppliers are available, which they may not be) could delay clinical trials or otherwise inhibit our ability to bring our approved products to market, which could have an adverse effect on our business, results of operations and financial condition.

In addition, we have little or no control over the production processes of third-party manufacturers, CMOs or other suppliers. Accordingly, while we do not currently anticipate any shortages of supply, circumstances could arise in which we would not have adequate supplies to timely meet our requirements or market demand for a particular drug product could outstrip the ability of our supply source to timely manufacture and deliver the product, thereby causing us to lose sales. In addition, our ability to make a profit on the sale of our products depends on our ability to obtain price arrangements that ensure a supply of product at favorable prices.

If we are unable to obtain materials from our sole source suppliers in a timely manner or our sole source suppliers do not meet their commitments, our product development and commercialization efforts for our product candidates could be delayed or stopped.

Some materials used in our products are currently obtained from a single source. We have a supply agreement with Senju for bepotastine besilate, which is the active pharmaceutical ingredient in BEPREVE. Currently, Senju is our sole source for bepotastine besilate. The active ingredient for BROMDAY and XIBROM is also supplied to us under an exclusive agreement from a sole source. We also have supply agreements with Bausch & Lomb to manufacture commercial quantities of BROMDAY, BEPREVE, ISTALOL and XIBROM. Currently, Bausch & Lomb is our sole source for such products. We have a supply agreement with Alliance Medical Products, Inc. to manufacture commercial quantities of VITRASE. Currently, Alliance Medical Products, Inc. is our sole source for VITRASE.

We have not established and may not be able to establish arrangements with additional suppliers for certain of these ingredients or products. Difficulties in our relationships with our suppliers, or delays or interruptions in such suppliers’ supply of our requirements could limit or stop our ability to provide sufficient quantities of our product candidates on a timely basis for clinical trials and, for our approved products, could limit or stop commercial sales, which would have a material adverse effect on our business, results of operations and financial condition. In addition, our ability to make a profit on the sale of our products depends on our ability to obtain price arrangements that ensure a supply of product at favorable prices.

If actual future payments or credits for allowances, discounts, product returns, rebates, chargebacks and other discounts, such as wholesaler fees, materially exceed the estimates we made at the time of the sale of our products, our financial position, results of operations and cash flows may be materially and negatively impacted.

We recognize revenues from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product revenues net of estimated allowances for discounts, product returns, rebates, chargebacks and other discounts, such as wholesaler fees. If actual future payments for allowances for discounts, product returns, wholesaler fees, rebates and chargebacks materially exceed the estimates we made at the time of sale, our business, results of operations and financial condition would be negatively impacted.

In general, we are obligated to accept from our customers the return of pharmaceutical products that have reached their expiration date. We authorize returns for damaged products, expiring and expired products in accordance with our return goods policy and procedures, and have established reserves for such amounts at the time of sale. We typically refund the agreed portion of the sales price by the issuance of a credit, rather than cash refund or exchanges for inventory, and the returned product is destroyed. With the launch of each of our products, we recorded a sales return allowance, which was larger for stocking orders than subsequent re-orders. To date, actual product returns have not exceeded our estimated allowances for returns. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our business, results of operations and financial condition may be materially and negatively impacted if actual returns materially exceed our estimated allowances for returns.

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

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the level of our net revenues, gross margin and expenses;

•	the volatility of our stock price and its impact on the valuation of our warrants and other financial instruments;

•	the timing of our regulatory submissions or approvals, or the failure to receive regulatory approvals;

•	the initiation and progress of our clinical trials and other product development activities;

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

We experience seasonality with respect to sales of our ocular allergy product, BEPREVE. We expect larger sales in the spring through late summer and fewer sales in the late fall and winter. In addition, although our ophthalmic pharmaceutical business is not materially affected by seasonal factors, we have noticed a historical trend with respect to sales. Specifically, our sales have tended to be lowest during the first calendar quarter and the highest during the fourth calendar quarter. Due to these and other factors, we believe that quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, should not be construed as reliable indicators of our future performance. In any quarterly period, our results may be below the expectations of market analysts and investors, which would likely cause the trading price of our common stock to decrease.

Product acquisitions and licensing activities are subject to uncertainty and any completed acquisitions or licenses may not result in commercially successful products.

We regularly evaluate and, as appropriate, may make selective acquisitions of technologies, products, and compounds that we believe are complementary and/or additive to our business. Such acquisitions may be carried out through the purchase of assets, joint ventures and licenses or by acquiring other companies. However, we cannot assure you that we will be able to complete acquisitions or in-licensing arrangements that meet our target criteria on satisfactory terms, if at all. Successfully integrating a product acquisition or in-licensing arrangement can be a lengthy and complex process. Issues that could delay or prevent integration of the acquired technologies, products, and compounds into our own include:

•	conforming standards, controls, procedures and policies, business cultures and compensation structures;

•	conforming information technology and accounting systems;

•	consolidating corporate and administrative infrastructures;

•	consolidating sales and marketing operations;

•	retaining existing customers and attracting new customers;

•	retaining key employees;

•	identifying and eliminating redundant and underperforming operations and assets;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically dispersed organizations;

•	managing tax costs or inefficiencies associated with integrating operations; and

•	making any necessary modifications to operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

If we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business, results of operations and financial condition. Actual costs and sales synergies, if achieved at all, may be lower than we expect and may take longer to achieve than we anticipate. Furthermore, the products of companies we acquire may overlap with our products or those of our customers, creating conflicts with existing relationships or with other commitments that are detrimental to the integrated businesses.

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

Our future collaborative arrangements may give rise to disputes over commercial terms, contract interpretation and ownership of our intellectual property and may adversely affect the commercial success of our products.

We may in the future enter into collaborative arrangements, some of which could be based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements. We may not execute definitive agreements formalizing these arrangements. Collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes can delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of collaborative arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Additionally, the collaborators under these arrangements might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Moreover, negotiating collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

We may be unable to enter into future collaborative arrangements on acceptable terms, which would harm our ability to develop and commercialize our current and potential future products. Other factors relating to collaborations that may adversely affect the commercial success of our products include:

•	any parallel development by a collaborative partner of competitive technologies or products;

•	arrangements with collaborative partners that limit or preclude us from developing products or technologies;

•	premature termination of a collaboration agreement; or

•	failure by a collaborative partner to devote sufficient resources to the development and commercial sales of products using our technology.

Our collaborative arrangements might not restrict our collaborative partners from competing with us or restrict their ability to market or sell competitive products. Any future collaborative partners may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Our collaborative partners may also terminate their collaborative relationships with us or otherwise decide not to proceed with development and commercialization of our products.

Risks Related to Our Industry

Compliance with extensive government regulations or other third parties to which we are subject is expensive and time consuming, and may result in the delay, cessation or cancellation of product sales, introductions or modifications.

Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical companies, including us, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA, and foreign and state government agencies. The Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we and our contract suppliers and manufacturers are subject to periodic inspection of our or their respective facilities, procedures and operations and/or the testing of our products by the FDA and other authorities, which conduct periodic inspections to confirm that we and our contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems, or our contract suppliers’ and manufacturers’ processes, are in compliance with cGMP regulations and other FDA regulations.

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

We currently have certain raw materials manufactured in foreign countries and the manufacturers of those materials are subject to regulation and inspection by both the FDA and local governmental authorities. We may also elect in the future to market certain of our products in foreign countries which would require further approvals by local governmental authorities.

If our past or present operations are found to be in violations of any of the laws described above or other similar governmental regulations to which we are subject, we may be subject to the applicable penalty associated with the violation which could adversely affect our ability to operate our business, results of operations and financial condition.

Pharmaceutical marketing is subject to substantial regulation in the United States.

All marketing activities associated with XIBROM, BROMDAY, BEPREVE, ISTALOL and VITRASE, as well as marketing activities related to any other products for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under governmental healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, the federal government in recent years has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations, which apply to items and services reimbursed under Medicaid and other state programs, or, in some states, regardless of the payor. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunction and exclusion of our products from reimbursement under governmental programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting the production of documents regarding promotional, educational and other activities relating to XIBROM. We are cooperating with the government to provide the requested documents. At this time, we are unable to predict the outcome of this matter or reasonably estimate the amount or range of amounts of fines or penalties that might result from an adverse outcome. From April 2008 through December 31, 2010, we have incurred approximately $3.8 million in legal fees responding to the document requests and expect to incur significant expenses in the future. If, as a result of its review of the requested documents and other evidence, the government chooses to engage in civil litigation or initiate a criminal prosecution against us, we would have to expend significant resources to defend such action and, if not successful, incur or pay substantial fines or penalties, including but not limited to monetary settlements, disqualification from government reimbursement programs, or entering into a corporate integrity agreement with the government, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

If we are unable to adequately protect our technology or enforce our patent rights, our business could suffer.

Our success with the products that we develop will depend, in part, on our ability and the ability of our licensors to obtain and maintain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending, however, we primarily rely on patent rights licensed from others. Our license agreements generally give us the right and/or the obligation to maintain and enforce the subject patents. We may not receive patents for any of our pending patent applications or any patent applications we may file in the future. If our pending and future patent applications are not allowed or, if allowed and issued into patents, if such patents and the patents we have licensed are not upheld in a court of law, our ability to competitively exploit our drug products would be substantially harmed. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially exploit these products may be diminished.

As of December 31, 2010, we owned 14 issued U.S. patents, six pending U.S. patent applications, 37 issued foreign patents, and nine pending foreign patent applications. In addition, as of December 31, 2010, we licensed six issued U.S. patents, three pending U.S. patent applications, one issued foreign patent, and one pending foreign patent application. Our existing patents, or any patents issued to us as a result of such applications, may not provide us a basis for commercially viable products, may not provide us with any competitive advantages, or may face third-party challenges or be the subject of further proceedings limiting their scope or enforceability. We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. In addition, costly litigation could be necessary to protect our patent position. We license patent rights from Senju related to BROMDAY, BEPREVE, ecabet sodium, iganidipine and certain prostaglandin compounds, including latanoprost. We also license patent rights from Mitsubishi Tanabe for bepotastine in nasal dosage form. Some of these license agreements do not permit us to control the prosecution, maintenance, protection and/or defense of such patents. If the licensor chooses not to protect and enforce its own patent rights, we may not be able to take actions to secure our related product marketing rights. In addition, if such patent licenses are terminated before the expiration of the licensed patents, we may no longer be able to continue to manufacture and sell these products covered by the patents. In this regard, certain patent rights licensed from Senju and Mitsubishi Tanabe were licensed by them from third parties. As a result, any failure by Senju or Mitsubishi Tanabe to perform their respective obligations under their license agreements with third parties, or any adverse modification or termination of these third party license agreements, could significantly impair our ability to continue or stop our development and/or commercialization of any product candidates or products for which Senju and Mitsubishi Tanabe have licensed us rights subject to these third party license agreements.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in pharmaceutical and biotechnology patents has emerged to date in the U.S. The laws of many countries may not protect intellectual property rights to the same extent as U.S. laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights.

Filing, prosecuting and defending patents on all our products or product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions outside of those in which we have patent or intellectual property protection and we may not be covered by any of our patent claims or other intellectual property rights.

Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. We do not know whether any of our patent applications will result in the issuance of any patents, and we cannot predict the breadth of claims that may be allowed in our patent applications or in the patent applications we license from others.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•

in certain jurisdictions, we or our licensors might not have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents, and we may have to participate in expensive and protracted interference proceedings to determine priority of invention;

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative product candidates or duplicate any of our or our licensors’ product candidates;

•	our or our licensors’ pending patent applications may not result in issued patents;

•	our or our licensors’ issued patents may not provide a basis for commercially viable products or may not provide us with any competitive advantages or may be challenged by third parties;

•	others may design around our or our licensors’ patent claims to produce competitive products that fall outside the scope of our or our licensors’ patents;

•	we may not develop or in-license additional patentable proprietary technologies related to our product candidates; or

•

the patents of others may prevent us from marketing one or more of our product candidates for one or more indications that may be valuable to our business strategy the timing of our product shipments and/or our customer’s receipt of such shipments within a given quarter.

Moreover, an issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to prevent competitors from marketing related product candidates or could limit the length of the term of patent protection of our product candidates. In addition, our competitors may independently develop similar technologies. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

We also rely on trade secrets, unpatented proprietary know-how and continuing technological innovation that we seek to protect with confidentiality agreements with employees, consultants and others with whom we discuss our business. Trade secrets are difficult to protect. While we enter into confidentiality agreements, these agreements may not successfully protect our trade secrets or other confidential and proprietary information. It is possible that these agreements will be breached, or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is possible that trade secrets or other confidential and proprietary information may still be leaked or disclosed to a third party. It is also possible that our trade secrets will become known or independently developed by our competitors. Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of these agreements, and we might not be able to resolve these disputes in our favor.

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

If we are unable to adequately protect our technology, trade secrets or proprietary know-how, or enforce our patents, our business, financial condition and results of operations and prospects could suffer.

Intellectual property rights are complex and uncertain and therefore may subject us to infringement claims.

The patent positions related to our products are inherently uncertain and involve complex legal and factual issues. We believe that there is significant litigation in the pharmaceutical and biotechnology industry regarding patent and other intellectual property rights. A patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. We may be accused of patent infringement at any time. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents in the United States.

Although we are not aware of any infringement by any of our products on the rights of any third party, there may be third party patents or other intellectual property rights, including trademarks and copyrights, relevant to our products of which we are not aware. Third parties may assert patent or other intellectual property infringement claims against us, or our licensors and collaborators, with products. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and result in the loss of our use of the intellectual property that is critical to our business strategy.

In the event that we or our partners are found to infringe any valid claim of a patent held by a third party, we may, among other things, be required to:

•	pay damages, including up to treble damages and the other party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, use and sale of our products that infringe the patent rights of others through a court-imposed sanction such as an injunction;

•	expend significant resources to redesign our products so they do not infringe others’ patent rights, which may not be possible;

•	discontinue manufacturing or other processes incorporating infringing technology; or

•	obtain licenses to the infringed intellectual property, which may not be available to us on acceptable terms, or at all.

Intellectual property litigation is increasingly common and increasingly expensive and may result in restrictions on our business and substantial costs, even if we prevail.

Patent and other intellectual property litigation is becoming more common in the pharmaceutical industry. The pharmaceutical field is characterized by a large number of patent filings involving complex legal and factual questions, and, therefore, we cannot predict with certainty whether our licensed patents will be enforceable. Competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes that compete with or are similar to ours. We may not be aware of all of the patents potentially adverse to our interests that may have been issued to others. Litigation is sometimes necessary to defend against or assert claims of infringement, to enforce our patent rights, including those we have licensed from others, to protect trade secrets or to determine the scope and validity of proprietary rights of third parties. We have not conducted an extensive search of patents issued to other parties and such patents which contain claims relating to our technology and products may exist, may have been filed, or could be issued. If such patents do exist, we may be infringing upon a third party’s patent rights or other intellectual property, and litigation asserting such claims might be initiated in which we would not prevail, or we would not be able to obtain the necessary licenses on reasonable terms, if at all. All such litigation, whether meritorious or not, as well as litigation initiated by us against third parties, is time-consuming and very expensive to defend or prosecute and to resolve and we cannot be certain that we will have the required resources to pursue litigation or otherwise to protect our proprietary rights. In addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell our products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition and prospects.

If our competitors prepare and file patent applications in the U.S. or in foreign countries that claim technology we also claim, we may have to participate in interference proceedings required by the United States Patent and Trademark Office to determine priority of invention or opposition proceedings in foreign countries, both of which could result in substantial costs, even if we ultimately prevail. Results of interference and opposition proceedings are highly unpredictable and may result in us having to try to obtain licenses which may not be available on commercially reasonable terms, or at all, in order to continue to develop or market certain of our products. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

If third-party reimbursement is not available at satisfactory levels or at all, our products may not be accepted in the market.

Market acceptance of our products depends in part on the extent to which reimbursement for our products, and for our competitors’ products, and related treatments will be available from government health administration authorities, private health insurers, managed care organizations and other healthcare providers. Both governmental and private third-party payors are increasingly attempting to limit both the coverage and the level of reimbursement of new products to contain costs.

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

The U.S. Department of Defense’s, or DoD’s, TRICARE Retail Pharmacy program pursuant to section 703 of the National Defense Authorization Act of 2008, became effective on May 26, 2009. This regulation would require manufacturers to pay rebates to DoD on products distributed to TRICARE beneficiaries through retail pharmacies retroactive to January 28, 2008. The regulation requires that pharmaceutical products paid for by the DoD through the TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price program, which would require manufacturers to provide DoD with a refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009. In addition, the regulation is currently the subject of litigation, and it is our belief that the retroactive application of the regulation is contrary to established case law. We have determined that payment of the retroactive rebate created by the regulation is neither reasonably estimable nor probable as of December 31, 2010. However, our financial position, results of operations and cash flows may be materially and negatively impacted if we are required to pay the retroactive rebate created by this regulation.

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

Our principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers could continue, likely resulting in increased service fees charged to drug companies and other competitive pressures. For the year ended December 31, 2010, our three largest customers, Cardinal Health, Inc., McKesson HBOC and AmeriSource Bergen Corp. accounted for 40%, 36% and 16%, respectively, of our net revenues. In addition, we are not party to any long-term supply agreements with our customers which would enable them to change suppliers freely should they wish to do so. The loss of any of our customers could materially adversely affect our business, results of operations and financial condition.

We face intense competition and rapid technological change that could result in the development of products by others that are superior to the products we are developing.

We have numerous competitors in the United States and abroad, including major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Our competitors include, among others, Allergan, Inc., Alcon Laboratories, Inc/Novartis AG, Bausch & Lomb, Inc., Johnson & Johnson and Pfizer, Inc. These competitors may develop technologies and products that are more effective or less costly than our current or future products or product candidates or that could render our technologies, products and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. Many of our competitors also have more resources committed to, and expertise in, effectively commercializing, marketing, and promoting products approved by the FDA, including communicating the efficacy, safety and value of the products to actual and prospective customers and medical professionals. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

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

We currently maintain sold products and clinical trial liability insurance with per occurrence and aggregate coverage limits of $15 million. The coverage limits of our insurance policies may be inadequate to protect us from any liabilities we might incur in connection with clinical trials or the sale of our products. Product liability insurance is expensive and in the future may not be available on commercially acceptable terms, or at all. A successful claim or claims brought against us in excess of our insurance coverage could materially harm our business, results of operations and financial condition.

Legislative or regulatory reform of the healthcare system and pharmaceutical industry related to pricing or reimbursement may hurt our ability to sell our products profitably or at all.

In both the U.S. and certain foreign jurisdictions, there have been, and may continue to be, a number of legislative and regulatory proposals related to pricing and reimbursement that could impact our ability to sell our products profitably. In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Healthcare Reform Act. This law substantially changes the way health care is financed by both government and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Additional provisions of the Healthcare Reform Act, some of which become effective in 2011, may negatively affect our operating expenses and results of operations in the future. For example, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs that we believe will impact our operating expenses and results of operations. In addition, as part of the Healthcare Reform Act’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will also be required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or successfully commercialize our product candidates, or could limit or eliminate our future spending on development projects.

In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. Certain of these changes could impose limitations on the prices we will be able to charge for our products and any approved product candidates or the amounts of reimbursement available for these products from governmental agencies or third-party payors, or may increase the tax obligations on pharmaceutical companies such as ours. The enactment and implementation of any future healthcare reform legislation or policies could have a material adverse effect on our business, results of operations and financial condition.

It is possible that proposals will be adopted, or existing regulations that affect the coverage or pricing of pharmaceutical and other medical products may change, before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any of our products that we are developing. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly-approved pharmaceutical products.

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

We participate in a highly dynamic industry, which often results in significant volatility in the market price of our common stock irrespective of company performance. Fluctuations in the price of our common stock may be exacerbated by conditions in the healthcare and technology industry segments or conditions in the financial markets in general.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

Based on data obtained from NASDAQ, the average daily trading volume in our common stock for the year ended December 31, 2010 was approximately 160,172 shares and the average daily number of transactions was approximately 599 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

Substantial future sales of our common stock in the public market may depress our stock price and make it difficult for investors to recover the full value of their investment in our shares.

We have approximately 33.6 million shares of common stock outstanding, most of which are freely tradable. In addition, as of December 31, 2010, an aggregate of 5.8 million shares of common stock were issuable upon exercise of outstanding options, 15.0 million shares of common stock are issuable upon the exercise of certain warrants issued under the Facility Agreement and 5.5 million shares remain available for issuance under our equity incentive plans. The market price of our common stock could decrease due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of December 31, 2010, our officers, directors and principal stockholders, including stockholders who own 5% or more of our common stock and common stock equivalents and some of those who are parties to our Facility Agreement, beneficially own approximately 58% of our common stock and common stock equivalents in the aggregate. As a result of the holdings, we may be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

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

We are also subject to anti-takeover provisions under Delaware law, each of which could delay or prevent a change of control. Together these provisions and the stockholder rights plan may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

We do not anticipate declaring any cash dividends on our common stock.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. The payment of cash dividends by us is restricted by our Facility Agreement, which contains restrictions prohibiting us from paying any cash dividends without the lender’s prior approval. If we do not pay cash dividends, our stock may be less valuable to investors because a return on their investment will only occur if our stock price appreciates.

Item 1B:	Unresolved Staff Comments.

None

Item 2:	Properties.

We do not own real property. We currently lease two facilities, one of which is approximately 60,547 square feet of laboratory and office space, located at 50 Technology Drive, Irvine, CA 92618. The other leased facility consists of two suites at 15273 Alton Parkway in Irvine, CA 92618, which approximates 9,862 square feet of manufacturing and other space. The term of the lease located at 50 Technology Drive expires on December 31, 2017 and the term of the lease located at 15273 Alton Parkway expires on March 31, 2016, and both leases may be renewed by us for additional five year terms. We believe that these facilities are adequate, suitable and of sufficient capacity to support our immediate needs. Additional space may be required, however, as we expand our research and clinical development, manufacturing and selling and marketing activities.

Item 3:	Legal Proceedings.

Legal

Bromfenac Royalty Litigation. We initiated legal action in April 2010, against Senju, seeking a declaratory judgment with regard to our XIBROM royalty obligations to Senju and a recovery of overpaid royalties and other damages from Senju. The only U.S. patent applicable to XIBROM expired in January 2009 and, according to U.S. case law and the terms of our agreement with Senju, we believe no XIBROM royalties are due after patent expiration. In August 2010, the U.S. District Court for the Central District of California stayed our action against Senju, and in September 2010, Senju initiated an arbitration proceeding regarding the same dispute with the International Chamber of Commerce, or ICC. The order staying our action against Senju will not become appealable until after the arbitration is concluded, and a judgment is entered in the court case. A declaratory judgment that we were seeking from the court in regard to royalty obligations to Senju may apply not only to XIBROM, but also to BROMDAY, which was approved by the FDA in October 2010. The arbitration proceeding is in its early stages.

In June 2010, we initiated a legal action by filing a Complaint against AcSentient, Inc. and AcSentient II, LLC, which we collectively refer to as AcSentient, seeking a declaratory judgment with regard to our XIBROM royalty obligations under the Asset Purchase Agreement dated May 3, 2002 between us and AcSentient, Inc. The only U.S. patent applicable to XIBROM expired in January 2009 and, according to U.S. case law and the terms of our agreement with AcSentient, Inc., we believe no XIBROM royalties are due after patent expiration. A declaratory judgment that we are seeking from the court in regard to royalty obligations to AcSentient may apply not only to XIBROM, but also to BROMDAY, approved by the FDA in October 2010. In November 2010, the Superior Court of the State of California, County of Orange stayed our case against AcSentient and ruled that the dispute has to be arbitrated. We will have an opportunity to appeal that court ruling after the final judgment is entered by the court. On January 24, 2011, AcSentient filed a request for arbitration with the ICC. As AcSentient’s arbitration request was only recently filed, we are in the process of considering our response.

There can be no assurance about when these two disputes will be resolved, and we cannot predict the final outcome and financial impact of either. Until these two disputes are resolved, for accounting purposes, we have been and intend to continue to reserve for XIBROM and BROMDAY royalties, which would have been payable to Senju and AcSentient if the relevant contractual royalty obligations were existing and enforceable. As of December 31, 2010, we had $22.8 million reserved for such contingent XIBROM and BROMDAY royalties.

Subpoenas From the U.S. Attorney, Western District of New York. In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to XIBROM. From April 2008 through December 31, 2010, we have incurred approximately $3.8 million in legal fees associated with this matter and expect to incur significant expenses in the future. In addition, if the government chooses to engage in civil litigation or initiate a criminal prosecution against us as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such action or pay or incur substantial fines or penalties, either of which could significantly deplete our cash resources. The case is ongoing and the likelihood of an unfavorable outcome and/or the amount/range of loss, if any, cannot be reasonably estimated.

TRICARE Retail Pharmacy Program. Section 703 of the National Defense Authorization Act of 2008, enacted on January 28, 2009, requires that pharmaceutical products purchased through the Department of Defense, or DoD, TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price discount under the Veterans Health Care Act of 1992. DoD issued a rule pursuant to Section 703 that requires manufacturers to provide DoD with a quarterly refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program, and to pay rebates to DoD on TRICARE Retail Pharmacy purchases retroactive to January 28, 2008. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009 (the effective date of the DoD rule). In addition, the regulation is currently the subject of litigation, and it is our position that the retroactive application of the regulation is contrary to established case law. We have determined that payment of the retroactive rebate (from January 28, 2008 to May 26, 2009) created by the regulation is neither reasonably estimable nor probable as of December 31, 2010.

We are involved in other claims and legal proceedings incidental to our business from time to time. Except as described immediately above, we do not believe that pending actions or proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows, and adequate provision has been made for the resolution of such actions and proceedings.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed on The NASDAQ Global Market under the symbol “ISTA.” The following table shows the high and low sale prices for our common stock as reported by The NASDAQ Global Market during the calendar quarters indicated:

	High	Low
Year Ended December 31, 2009
First Quarter	$2.24	$0.72
Second Quarter	5.53	1.70
Third Quarter	6.83	3.85
Fourth Quarter	4.88	3.31
Year Ending December 31, 2010
First Quarter	4.83	3.40
Second Quarter	4.14	2.08
Third Quarter	4.24	2.01
Fourth Quarter	5.25	3.91
Year Ending December 31, 2010
First Quarter (through February 11, 2011)	$7.99	$5.11

Holders of Common Stock

As of January 31, 2011, there were approximately 134 stockholders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividends

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends by us is restricted by our Facility Agreement and our Revolving Credit Facility which contain restrictions prohibiting us from paying any cash dividends without the lenders’ prior consent.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)(2)	7,451,851	$5.10	5,455,746
Equity compensation plans not approved by security holders (3)(4)	15,145,461	$1.55	—

Total	22,597,312	$2.72	5,455,746

(1)

On December 7, 2009, the stockholders approved the 2009 Employee Stock Purchase Plan, or 2009 ESPP, with 3,000,000 shares initially reserved and an increase each January 1, beginning January 1, 2011, in the number of shares reserved by the lesser of (i) of 1% of our outstanding common stock or (ii) an amount determined by the Compensation Committee; however, in no event will the number of shares reserved exceed the lesser of 10% of our outstanding common stock or 5,000,000 shares. The initial offering period commenced on January 1, 2010 and ended on June 30, 2010, with subsequent offering periods commencing on six-month intervals thereafter beginning on July 1, 2010.

(2)

On December 7, 2009, the stockholders approved the Fourth Amendment and Restatement of the 2004 Stock Plan, which increased the number of shares available by 6,000,000 shares to an aggregate of 12,153,107 shares, of which up to 1,450,000 shares may be issued in connection with restricted stock awards or performance share awards.

(3)

In December 2001, the Board of Directors granted our Chief Executive Officer and President, as an inducement to his employment, a stand-alone option agreement to purchase 100,461 shares of our common stock for a purchase price of $20.00 per share. In June 2002, the Board of Directors granted our Vice President, Sales & Marketing, as an inducement to his employment, a stand-alone option agreement to purchase 30,000 shares of our common stock of for a purchase price of $8.50 per share. In August 2002, the Board of Directors granted our Vice President, Operations, as an inducement to his employment, a stand-alone option agreement to purchase 15,000 shares of our common stock for a purchase price of $6.90.

(4)

In 2008, in conjunction with our $65 million Facility Agreement, we issued warrants to purchase an aggregate of 15 million shares of our common stock at an exercise price of $1.41 per share. The warrants expire on September 26, 2014.

Performance Graph

The following graph compares our total cumulative stockholder return as compared to The NASDAQ Global Market and U.S. index, or NASDAQ U.S. Index, and the NASDAQ Pharmaceutical Index for the period beginning on December 31, 2005 and ending on December 31, 2010. Total stockholder return assumes $100.00 invested at the beginning of the period in our common stock, the stocks represented by the NASDAQ U.S. Index and the NASDAQ Pharmaceutical Index, respectively. Total return assumes reinvestment of dividends; we have paid no dividends on our common stock.

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

The table below presents our selected consolidated financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The following selected consolidated financial data has been derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements contained herein, and related notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Product sales, net	$156,525	$107,593	$82,798	$58,589	$32,729
License revenue	—	3,055	278	278	278

Total revenues	156,525	110,648	83,076	58,867	33,007
Cost of products sold	37,608	27,278	21,947	15,864	9,943

Gross profit margin	118,917	83,370	61,129	43,003	23,064
Costs and expenses:
Research and development	25,929	24,904	32,400	32,492	23,826
Selling, general and administrative	82,631	56,377	53,539	46,603	37,357

Total costs and expenses	108,560	81,281	85,939	79,095	61,183

Income (loss) from operations	10,357	2,089	(24,810)	(36,092)	(38,119)
Other (expense) income:
Interest income	—	—	714	2,141	1,879
Interest expense	(8,307)	(8,591)	(8,100)	(7,669)	(3,976)
Loss on extinguishment of debt	—	—	(2,497)	—	—
Gain (loss) on derivative valuation	130	1,177	26	(197)	—
Loss on warrant valuation	(7,522)	(52,066)	—	—	—
Other, net	42	(363)	—	—	—

Net loss	$(5,300)	$(57,754)	$(34,667)	$(41,817)	$(40,216)

Net loss per common share, basic and diluted	$(0.16)	$(1.74)	$(1.05)	$(1.41)	$(1.55)

Shares used in computing net loss per common share, basic and diluted	33,440	33,228	33,028	29,621	26,011

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$78,777	$53,702	$53,016	$46,140	$38,934
Working capital	15,822	29,113	31,500	32,686	27,998
Total assets	134,240	89,144	82,660	71,716	59,743
Deferred income	—	—	3,055	3,333	3,611
Convertible notes	—	—	—	40,253	40,000
Facility Agreement, net of current portion and unamortized discounts and derivatives	38,706	57,438	55,157	—	—
Warrant liability	66,185	58,663	—	—	—
Other long-term obligations	2,410	325	450	407	270
Accumulated deficit	(402,572)	(397,272)	(343,243)	(308,576)	(266,759)
Total stockholders’ equity (deficit)	$(79,097)	$(78,028)	$(17,199)	$3,881	$4,226

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a rapidly growing commercial-stage, multi-specialty pharmaceutical company developing, marketing and selling our own products in the U.S. and Puerto Rico. We are the fourth largest branded prescription eye care business in the U.S. and have an emerging allergy drug franchise. We manufacture our finished good products through third-party contracts, and we in-license or acquire new technology to add to our internal development efforts from time to time. Our products and product candidates seek to treat allergy and serious diseases of the eye and include therapies for ocular inflammation and pain, glaucoma, dry eye and ocular and nasal allergies. The U.S. prescription markets our therapies seek to address include key segments of the $6.5 billion ophthalmic pharmaceutical market and the $2.5 billion nasal allergy market.

We currently have five products available for sale in the U.S. and Puerto Rico: BROMDAY (bromfenac ophthalmic solution) 0.09% for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions, BEPREVE (bepotastine besilate ophthalmic solution) 1.5% for the treatment of ocular itching associated with allergic conjunctivitis, ISTALOL (timolol maleate ophthalmic solution) 0.05% for the treatment of glaucoma, VITRASE (hyaluronidase injection) ovine, 200 USP units/ml for use as a spreading agent and XIBROM (bromfenac ophthalmic solution) 0.09% for the treatment of inflammation and pain following cataract surgery. In addition, we have several eye and allergy product candidates in various stages of development, including treatments for dry eye, ocular inflammation and pain and nasal allergies.

We have incurred losses since inception and have a stockholders’ deficit of approximately $79.1 million (including non-cash valuation warrant adjustments of $59.6 million) through December 31, 2010.

Results of Operations

Years Ended December 31, 2010, 2009 and 2008

Revenues. Net revenues were approximately $156.5 million in 2010, as compared to $110.6 million in 2009 and $83.1 million in 2008. The increase in revenues in 2010 is the result of the following:

•	Increased growth in prescription levels and market share for our core products, particularly for XIBROM;

•	Increased revenues from a full year of BEPREVE;

•	Increased revenues due to VITRASE gaining 100% market share;

•	Launch of our newest product, BROMDAY, in the fourth quarter of 2010; offset by

•	The elimination of license revenue that we earned in 2009.

The following table sets forth our net revenues for each of our products for the years ended December 31, 2010, 2009, and 2008, respectively (dollars in millions):

	Years Ended December 31,
	2010	2009	2008
BROMDAY and XIBROM	$105.8	$81.1	$63.0
ISTALOL	22.0	18.8	14.6
VITRASE	13.0	5.9	5.2
BEPREVE	15.7	1.7	—

Product sales, net	156.5	107.5	82.8
License revenue	—	3.1	0.3

Total revenues	$156.5	$110.6	$83.1

Gross margin and cost of products sold. Gross margin for 2010 was 76%, or $118.9 million, as compared to 75%, or $83.4 million, for 2009 and 74%, or $61.1 million, for 2008. The increase in gross margin in 2010 as compared to 2009 and 2008 is primarily the result of continued increased growth in prescription levels and market share, particularly for XIBROM and BEPREVE, our higher gross margin products; as well as the launch of BROMDAY.

Cost of products sold was $37.6 million in 2010, as compared to $27.3 million in 2009 and $21.9 million in 2008. Cost of products sold for the three years consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves and other costs of products sold. The increase in cost of products sold is primarily the result of increased net revenues.

Research and development expenses. Research and development expenses were $25.9 in 2010, $24.9 million in 2009, and $32.4 million in 2008. Research and development costs in 2009 included total milestone payments of $3.0 million to Senju for the FDA’s acceptance and approval of our BEPREVE NDA. Excluding these payments, recurring research and development expenses increased approximately $4.0 million in 2010, as compared to 2009. The increase was primarily the result of an increase in clinical development costs, which include clinical investigator fees, study monitoring costs, data management costs, and manufacturing costs. During 2010, the increase in costs resulted from the initiation of the Phase 3 efficacy and safety dry eye trials for REMURA, the initiation of bepotastine nasal Phase 1/2 studies and the initiation of the Phase 2 bepotastine nasal clinical trials. Research and development expenses in 2009 included costs associated with our BROMDAY and T-PRED trials and costs incurred to support our BEPREVE NDA. We expect clinical development costs to increase in 2011 as we plan to complete the bepotastine nasal trials, file an IND application to initiate the bepotastine nasal combination study and complete the REMURA dry eye trials.

Our research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research organizations and costs related to the development of commercial scale manufacturing capabilities for BROMDAY, BEPREVE, ISTALOL, VITRASE and XIBROM.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs and medical affairs costs. In addition, we also record as research and development expenses any up-front and milestone payments that have been accrued to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. In 2010, approximately 40% of our research and development expenditures were for clinical development costs, 15% were for regulatory costs, 5% were for pharmaceutical development costs, 13% were for manufacturing development costs, 23% were for medical affairs costs, and approximately 4% for stock-based compensation costs ($1.0 million).

Changes in our research and development expenses in 2010 as compared to 2009 were primarily due to the following:

•

Clinical Development Costs — Overall clinical development costs, which include clinical investigator fees, study monitoring costs and data management, were $10.5 million for 2010 as compared to $8.0 million for 2009, or an increase of $2.5 million. The increase in costs resulted from the initiation of the Phase 3 efficacy and safety dry eye trials for REMURA, the initiation of bepotastine nasal Phase 1/2 studies and the initiation of the Phase 2 bepotastine nasal clinical trials. Research and development expenses in 2009 included costs associated with our BROMDAY and T-PRED trials and costs incurred to support our BEPREVE NDA.

•

Regulatory Costs — Regulatory costs, which include compliance expenses for existing products and other activity for pipeline projects, were $4.0 million in 2010 as compared to $5.0 million for 2009. The decrease of $1.0 million was primarily due to the costs incurred in 2009 for the preparation of our sNDA filing for BROMDAY and our participation in an FDA advisory panel for BEPREVE.

•	Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, were $1.3 million in both 2010 and 2009.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, were $3.3 million for 2010 as compared to $3.1 million for 2009, or an increase of $0.2 million.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information in support of our products, were $5.8 million for 2010, as compared to $3.3 million for 2009. The increase of $2.5 million was primarily due higher personnel related costs due to higher headcount and physician education programs and publications, offset by a decrease in post marketing clinical studies related to our existing commercial products.

In 2009, approximately 32% of our research and development expenditures were for clinical development costs, 20% were for regulatory costs, 6% were for pharmaceutical development costs, 12% were for manufacturing development costs, 13% were for medical affairs costs, 12% for milestone payments and approximately 5% for stock-based compensation costs ($1.2 million).

Changes in our research and development expenses in 2009 as compared to 2008 were primarily due to the following:

•

Clinical Development Costs — Overall clinical development costs were $8.0 million for 2009 as compared to $17.0 million for 2008, or a decrease of $9.0 million. The decrease is due in part to the variation in the initiation, timing and completion of clinical studies year over year. In 2008, costs included those associated with our XIBROM once-daily and T-PRED studies and costs incurred in support of our BEPREVE NDA. There was a significant reduction in 2009 of our clinical costs as the work on BEPREVE was substantially completed. Additionally, we filed our BEPREVE NDA in 2008 and received approval from the FDA to market BEPREVE in 2009.

•	Regulatory Costs — Regulatory costs were $5.0 million for 2009 as compared to $4.8 million for 2008, or an increase of $0.2 million.

•	Pharmaceutical Development Costs — Pharmaceutical development costs were $1.3 million in both 2009 and 2008.

•

Manufacturing Development Costs — Manufacturing development costs were $3.1 million for 2009 as compared to $5.5 million for 2008, or a decrease of $2.4 million. The decrease was due primarily to a reduction in outside consulting costs and research related costs such as clinical supplies and stability studies.

•

Medical Affairs Costs — Medical affairs costs were $3.3 million for 2009 as compared to $2.8 million for 2008. The increase of $0.5 million was primarily due to post-marketing studies related to our existing commercial products.

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

Selling, general and administrative expenses. Selling, general and administrative expenses were $82.6 in 2010, $56.4 million in 2009 and $53.5 million in 2008. The $26.2 million increase in 2010 as compared to 2009 was primarily attributable to higher sales and marketing expenses associated with a full year of marketing BEPREVE and launching BROMDAY ($11.9 million), the addition of approximately 65 new sales representatives ($10.9 million) and an overall increase in administrative costs ($3.1 million).

The $2.9 million increase in 2009 as compared to 2008 was primarily attributable to higher sales and marketing expenses associated with launching BEPREVE and expanding our sales force ($2.2 million), an overall increase in administrative costs ($1.1 million), offset by a decrease in stock-based compensation costs ($0.4 million).

Stock-based compensation costs. Total stock-based compensation costs for the years ended December 31, 2010, 2009, and 2008 were $3.9 million, $3.8 million and $4.0 million, respectively. For the year ended December 31, 2010, we granted options to employees to purchase 1.2 million shares of common stock at a weighted average exercise price of $3.82 per share, equal to the fair market value of our common stock at the time of grant. In addition to stock options, we also issued restricted stock awards. Total stock-based compensation costs for the years ended December 31, 2010, 2009 and 2008 were $0.5 million, $0.6 million and $0.6 million, respectively, related to these restricted stock awards. The following table sets forth our stock-based compensation costs for the years ended December 31, 2010, 2009 and 2008, respectively (dollars in millions):

	Years Ended December 31,
	2010	2009	2008
Selling, general and administrative	$2.9	$2.6	$3.0
Research and development	1.0	1.2	1.0

Stock-based compensation costs	$3.9	$3.8	$4.0

Interest income. Interest income was zero in 2010 and 2009 and $0.7 million in 2008. The decrease in interest income in 2010 and 2009 was because we sought to protect our principal and maintained all of our cash balances in non-interest bearing accounts. At December 31, 2010, we had invested $60 million in low interest U.S. Treasury Funds.

Interest expense. Interest expense was $8.3 million in 2010, $8.6 million in 2009 and $8.1 million in 2008. The components of interest expense are as follows (dollars in millions):

	Years Ended December 31,
	2010	2009	2008
Interest related to the Facility Agreement	$4.2	$4.2	$1.8
Amortization of the discount on the Facility Agreement	2.5	2.7	0.5
Amortization of the discount on the subordinated convertible notes	—	—	2.8
Amortization of deferred financing costs	1.1	1.1	0.6
Amortization of derivative on the Facility Agreement	0.3	0.4	—
Interest related to the subordinated convertible notes	—	—	2.2
Interest related to the Revolving Credit Facility	0.2	0.2	0.2

Interest expense	$8.3	$8.6	$8.1

Loss on extinguishment of debt. In 2008, we recorded a loss on extinguishment of debt of $2.5 million due to the write-off of both the embedded derivative and the deferred financing costs related to the repayment of the $40.0 million convertible notes in September 2008.

Gain on derivative valuation. Derivative valuation was a gain of $0.1 million in 2010, $1.2 million in 2009 and $26,000 in 2008. In 2010 and 2009, the gain was the result of a decrease in the value of the derivative associated with the Facility Agreement. During 2008, the derivative associated with the convertible notes issued in 2006 was written off in connection with the repayment of the convertible notes, and the value of the derivative associated with the Facility Agreement increased, resulting in a net gain of $26,000.

Loss on warrant valuation. In 2010, we recorded a non-cash valuation loss of $7.5 million, or $0.22 per common share as compared to a non-cash valuation loss of $52.1 million, or $1.57 per common share in 2009. The change in the valuation of the warrants for the years ended December 31, 2010 and 2009, respectively, were primarily driven by an increase in our stock price and an increase in related volatility.

Income taxes. We generated net taxable income for the year ended December 2010, primarily as a result of temporary differences related to accrued expenses. We utilized net operating loss carryforwards and research and development tax credits to offset our tax liabilities. We incurred net operating losses for the years ended December 31, 2009 and 2008 and consequently did not pay any federal, state or foreign income taxes. At December 31, 2010, we had federal and state net operating loss carryforwards of approximately $117.5 million and $72.3 million, respectively, after utilizing $17.8 million to offset taxable income in 2010 and limiting our net operating loss carryforwards due to previous ownership changes under Internal Revenue Code Section 382. We have fully reserved our Federal and State net operating loss carryforwards due to the uncertainty of realization. Our federal tax loss carryforwards will continue to expire in 2011, unless utilized. Our California tax loss carryforwards will begin to expire in 2012, unless utilized. We also have federal and California research tax credit carryforwards of approximately $10.1 million and $6.2 million, respectively. The federal research tax credits will begin to expire in 2011, unless utilized. Our California research tax credit carryforwards do not expire and will carryforward indefinitely until utilized.

2011 Financial Outlook

•

We expect our net revenues for 2011 will be approximately $175 to $190 million. As in previous years, our net revenues are seasonal, with first quarter net revenues typically being the lowest of the year and less than the prior quarter.

•	We expect our gross margin in 2011 will be in the range of 75% to 77% of net revenues.

•	We expect research and development expenses for 2011 to be approximately 18% to 22% of net revenues, depending upon the progress of our clinical programs.

•	We expect selling, general and administrative expenses for 2011 to be approximately 44% to 48% of net revenues.

•	We expect our operating income for 2011 will be $13 to $16 million.

•

We expect our net income for 2011 will be $5 million to $8 million, or fully diluted earnings per share of $0.11 to $0.18, excluding any mark-to-market adjustments relating to warrants. Once we are profitable, we expect our fully diluted common shares, including our outstanding shares of common stock, warrants and stock options on a treasury basis, will be approximately 44 million shares.

•	We expect our business to have at least $90 million in cash by the end of 2011, which includes repayment of debt of $21 million and reserves for royalties on XIBROM and BROMDAY.

Excluding the warrant valuation expense, we expect 2011 to be our second year of profitability, but due to timing of revenues and expenses, we anticipate a loss in the first quarter of 2011.

Liquidity and Capital Resources

As of December 31, 2010, we had $78.8 million in cash and working capital of $15.8 million. One-third of our $65 million Facility Agreement is due in September 2011 and we anticipate making the $21.5 million principal repayment out of cash on hand. Historically, we have financed our operations primarily through sales of our debt and equity securities and cash receipts from product sales. Since March 2000, we have received gross proceeds of approximately $347.2 million from sales of our common stock and the issuance of promissory notes and convertible debt.

Under our Revolving Credit Facility with Silicon Valley Bank, we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash or $10.0 million. As of December 31, 2010, we had $19.0 million available under the Revolving Credit Facility of which we borrowed $13 million. We also had letters of credit of $0.5 million outstanding. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.25%. In no event shall the interest rate on outstanding borrowings be less than 4.25%, which is payable on a monthly basis. The Revolving Credit Facility also contains customary covenants regarding the operation of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; or (v) an acceleration event occurs under certain types of other indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Silicon Valley Bank could be accelerated, such that it becomes immediately due and payable. As of December 31, 2010, we are in compliance with all of the covenants under the Revolving Credit Facility. All amounts borrowed under the Revolving Credit Facility were repaid in January 2011. In February 2011, we renewed our Revolving Credit Facility at terms substantially the same as the existing terms. The Revolving Credit Facility now expires on March 31, 2012. For more information on the Revolving Credit Facility, please see Item 9B of this Annual Report on Form 10-K.

We have a Facility Agreement with certain institutional accredited investors, collectively known as the Lenders. On December 31, 2010 we had total indebtedness under the Facility Agreement of $65 million, which excludes unamortized discounts of $5.0 million and the value of the derivative of $0.2 million. Outstanding amounts under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in arrears. We are required to repay the Lenders 33% of the original principal amount (or $21.5 million) on each of September 26, 2011 and 2012, and 34% of the original principal amount (or $22.0 million) on September 26, 2013.

Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to repay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding is commenced by or against us; or (v) cash and cash equivalents on the last day of each calendar quarter are less than $10 million. The Facility Agreement also contains customary covenants regarding the operation of our business. As of December 31, 2010, we are in compliance with all the covenants under the Facility Agreement.

In connection with the Facility Agreement, we entered into a security agreement with the Lenders, pursuant to which, as security for our repayment obligations under the Facility Agreement, we granted to the Lenders a security interest in certain of our intellectual property, including intellectual property relating to BROMDAY, BEPREVE, ISTALOL, VITRASE, BROMDAY, REMURA and each other product marketed by or under license from us, and certain personal property relating thereto.

For the year ended December 31, 2010, we generated $28.1 million of cash from operations, primarily the result of the increase in royalties payable of $18.2 million, an increase in accrued expenses of $11.0 million and other changes in operating assets and liabilities, offset by an increase in accounts receivable of $16.1 million. We incurred a net loss of $5.3 million, which included loss on warrant valuation ($7.5 million) and other non-cash charges of $9.1 million. Non-cash charges consisted primarily of stock-based compensation costs ($3.9 million), amortization of discount on the Facility Agreement ($2.8 million), depreciation and amortization ($1.4 million) and amortization of deferred financing costs ($1.1 million), offset by a gain on derivative valuation ($0.1 million). During 2009, we generated $4.0 million of cash from operations. The cash generated from operations was primarily the result of a net increase of non-cash charges ($59.8 million), change in operating assets and liabilities ($2.0 million), offset by a net loss ($57.8 million). Non-cash charges primarily include loss on warrant valuation ($52.1 million), stock-based compensation costs ($3.7 million), amortization of discount on the Facility Agreement ($3.1 million), depreciation and amortization ($1.0 million), amortization of deferred financing costs ($1.1 million) and offset by the change in value of the derivative associated with the Facility Agreement ($1.2 million). During 2008, we used $22.5 million of cash for operations primarily as a result of the net loss of $34.7 million offset by non-cash stock-based compensation costs ($4.0 million), amortization of deferred financing costs related to the senior subordinated convertible notes ($0.4 million), amortization of deferred financing costs related to the Facility Agreement ($0.2 million), change in the value of the convertible notes derivative ($0.1 million), change in the value of the Facility Agreement derivative ($0.4 million), amortization of discount on convertible notes ($2.8 million), amortization of discount on Facility Agreement ($0.5 million), loss on extinguishment of debt ($2.5 million), depreciation and amortization expense ($1.0 million) and a change in operating assets and liabilities ($0.3 million).

For the year ended December 31, 2010, we used cash of $3.4 million of cash from investing activities, primarily due to our investments in leasehold improvements and purchases of equipment ($3.4 million). Net cash provided by investing activities totaled $3.4 million in 2009, primarily due to the maturities of our short-term investment securities ($4.7 million), offset by the purchase of equipment ($1.3 million). Net cash provided by investing activities totaled $17.0 million during 2008, primarily attributable to the maturities of short-term investments ($15.9 million) and the reduction in restricted cash required to secure interest payments on the convertible notes ($2.4 million), offset by the purchase of equipment ($1.4 million).

For the year ended December 31, 2010, we generated $0.4 million from financing activities, primarily from the issuance of common stock under our 2009 ESPP. Net cash used in financing activities totaled $2.0 million in 2009, primarily as a result of net repayments on our Revolving Credit Facility ($2.0 million). Cash provided by financing activities in 2008 totaled $28.3 million, which was primarily the result of the issuance of debt under our Facility Agreement in the principal amount of $65.0 million, the net borrowings from the Revolving Credit Facility of $7.5 million, offset by the repayment of our convertible notes of $40.0 million and debt issuance costs of $4.3 million.

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

We have incurred losses since inception and have never been profitable. While we currently anticipate becoming profitable in 2011 and beyond, we might not be able to achieve profitability or continue to remain profitable. We have a stockholders’ deficit of approximately $79.1 million (including non-cash valuation warrant adjustments of $59.6 million) through December 31, 2010.

We incurred legal expenses in the amount of $0.3 million, $0.5 million and $1.2 million with the law firm, Covington & Burling, for the years ended December 31, 2010, 2009 and 2008, respectively. A member of our board of directors is senior counsel in this law firm.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$6,774	$1,063	$1,981	$1,613	$2,117
Obligation under capital leases	289	163	112	14	—
Revolving credit facility	13,000	13,000	—	—	—
Facility agreement (1)	76,619	25,675	50,944	—	—
Other long-term debt obligations	87	70	17	—	—

Total:	$96,769	$39,971	$53,054	$1,627	$2,117

(1)	Includes $65.0 million in principal amount of our Facility Agreement, bearing 6.50% interest per annum payable quarterly in cash in arrears. The Facility Agreement expires September 2013. We are required to repay 33% of the original principal amount (or $21.5 million) on each of September 26, 2011 and 2012, and 34% of such principal amount outstanding (or $22 million) on September 26, 2013.

In addition to the above, we are committed to make potential future milestone payments to third-parties as part of our in-licensing and development programs. Milestone payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on our consolidated balance sheet. As of December 31, 2010, the maximum potential future milestone payments to third-parties was $27 million, including a milestone of $2 million upon achievement of $50 million cumulative net revenues of BEPREVE.

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

Revenue Recognition

Product Revenues. We recognize revenues from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product revenues net of estimated allowances for rebates, chargebacks, product returns and other discounts, such as wholesaler fees. If actual future payments for allowances for discounts, product returns, wholesaler fees, rebates and chargebacks materially exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows may be negatively impacted.

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

In general, we are obligated to accept from our customers the return of products that have reached their expiration date. We authorize returns for damaged products, expiring and expired products in accordance with our return goods policy and procedures, and have established reserves for such amounts at the time of sale. We typically refund the agreed proportion of the sales price by the issuance of a credit, rather than cash refund or exchanges for inventory, and the returned product is destroyed. With the launch of each of our products, we recorded a sales return allowance, which is larger for stocking orders than subsequent re-orders. To date, actual product returns have not exceeded our estimated allowances for returns. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns materially exceed our estimated allowances for returns.

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

Allowances for product returns were $8.6 million and $5.5 million as of December 31, 2010 and 2009, respectively. These allowances reflect an estimate of our liability for products that may be returned by the original purchaser in accordance with our stated return policy, which allows customers to return products within six months of their respective expiration dates and for a period up to twelve months after such products have reached their respective expiration dates. We estimate our liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above.

As a percentage of gross product revenues, the allowance for product returns was 2.6%, 3.7% and 3.7% for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in 2010 was primarily due to improvements in historical trending of actual returns data, the lengthening of product shelf life and continued acceptance and sale of our products.

We also periodically offer promotional discounts to our existing customer base. These discounts are usually calculated as a percentage of the current published list price. Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time we implement a price increase, we generally offer our existing customer base an opportunity to purchase a limited quantity of products at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels and therefore, we recognize the related revenue upon receipt by the customer and include the sale in estimating our various product-related allowances. In the event we determine that these sales represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction to revenue at the time of such sale.

Allowances for estimated rebates and chargebacks were $9.3 million and $4.8 million as of December 31, 2010 and 2009, respectively. Other discounts, such as wholesaler fees and prompt pay discounts, were $5.0 million and $1.6 million as of December 31, 2010 and 2009, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts, chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements and fees charged by certain wholesalers under distribution agreements. We estimate our liability for rebates, chargebacks and other discounts, such as wholesaler fees, at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

As a percentage of gross product revenues, the allowance for rebates, chargebacks and other discounts, such as wholesaler fees, was 17.6%, 14.7% and 9.8% for the years ended December 31, 2010, 2009 and 2008, respectively. The increase is primarily due to growth in the number and utilization of managed care contracts, federal contracts, and wholesaler distribution agreements and the impact of higher Medicaid rebates required under the recently enacted healthcare legislation.

License Revenue. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless we have ongoing performance obligations. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred income in the accompanying consolidated balance sheets. During the year ended December 31, 2009, we recognized $3.1 million of previously deferred income primarily related to the termination of our supply agreement with Otsuka. We did not receive any similar license revenues in 2010.

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

At December 31, 2010, there was $5.1 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.5 years.

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

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or the FASB, issued an Accounting Standards Update, or ASU, 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers (A consensus of the FASB Emerging Issues Task Force). ASU 2010-27 addresses questions concerning how pharmaceutical companies should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Healthcare Reform Act, or the Acts. The Acts impose an annual fee on the pharmaceutical manufacturing industry for each year beginning on or after January 1, 2011. For reporting entities that are subject to the pharmaceutical fee mandated by the Acts, the amendments in this Update specify the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight –line method of allocation unless another better method better allocates the fee over the calendar year that it is payable. This ASU is effective for calendar years beginning after December 31, 2010, when the fee initially becomes payable. The impact of this ASU is not expected to be material to the consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under this ASU, entities can make an accounting policy to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met for the milestones to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for us means 2011. The impact of this ASU is not expected to be material to the consolidated financial statements.

In January 2010, the FASB issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values. We adopted these standards in the first quarter of 2010. The adoption did not have a material impact on our consolidated financial statements.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment policy is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we had invested in had market risk, where a change in prevailing interest rates could cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later increases, the principal amount of our investment will probably decline. Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. When our cash is invested in short-term investments, the average duration is usually less than one year. At December 31, 2010, all our cash and cash equivalents were maintained in cash or invested into U.S. Treasury Funds. All of our cash is held in non-interest bearing accounts.

All outstanding amounts under our Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.25%. In no event shall the interest rate on outstanding borrowings be less than 4.25%. Interest is payable on a monthly basis and may expose us to market risk due to changes in interest rates. As of December 31, 2010, we had $13.0 million outstanding under our Revolving Credit Facility. The interest rate at December 31, 2010 was 4.25%. A 10% change in interest rates on our Revolving Credit Facility would not have had a material effect on our net loss for the year ended December 31, 2010.

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

None

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

(b) Changes in Internal Control over Financial Reporting and Remediation Plans

We have not made any significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

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

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ISTA Pharmaceuticals, Inc.

We have audited ISTA Pharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). ISTA Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ISTA Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ISTA Pharmaceuticals, Inc. as of December 31, 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2010 of ISTA Pharmaceuticals, Inc. and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA LLP

Costa Mesa, California

February 25, 2011

Item 9B:	Other Information.

On February 23, 2011, we renewed our Revolving Credit Facility with Silicon Valley Bank and entered into an Amended and Restated Loan and Security Agreement, which we refer to as the Amended and Restated Agreement, with Silicon Valley Bank in connection with such renewal. The terms of the Revolving Credit Facility under the Amended and Restated Agreement are substantially similar to those previously, except that under the Amended and Restated Agreement, outstanding amounts under the Revolving Credit Facility now bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.50% (from 0.25% previously), and in no event shall the interest rate on outstanding borrowing be less than 4.50% (from 4.25% previously). The Revolving Credit Facility now expires on March 31, 2012. The foregoing description of the Amended and Restated Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Agreement, which is attached hereto as Exhibit 10.40 and is incorporated herein by this reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In accordance with Instruction G (3) to Form 10-K, the information required by this Item will be provided in an amendment to this Annual Report on Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation

In accordance with Instruction G (3) to Annual Report on Form 10-K, the information required by this Item will be provided in an amendment to this Annual Report on Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with Instruction G (3) to Annual Report on Form 10-K, the information required by this Item will be provided in an amendment to this Annual Report on Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this Annual Report on Form 10-K under the heading “Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In accordance with Instruction G (3) to Annual Report on Form 10-K, the information required by this Item will be provided in an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	Principal Accounting Fees and Services

In accordance with Instruction G (3) to Annual Report on Form 10-K, the information required by this Item will be provided in an amendment to this Annual Report on Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Consistent with Section 10A (i) (2) of the Exchange Act , as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by BDO USA LLP, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved BDO USA LLP for non-audit services related to the preparation of federal and state income tax returns, and tax advice in preparing for and in connection with such filings.

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

(3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on February 25, 2011.

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

Signature	Title	Date

/S/ VICENTE ANIDO, JR., PH.D. Vicente Anido, Jr., Ph.D.	President, Chief Executive Officer and Director	February 25, 2011

/S/ LAUREN P. SILVERNAIL Lauren P. Silvernail	Chief Financial Officer and Vice President, Corporate Development	February 25, 2011

/S/ RICHARD C. WILLIAMS Richard C. Williams	Director (Chairman of the Board of Directors)	February 25, 2011

/S/ PETER BARTON HUTT Peter Barton Hutt	Director	February 25, 2011

/S/ KATHLEEN D. LAPORTE Kathleen D. LaPorte	Director	February 25, 2011

/S/ BENJAMIN F. MCGRAW III Benjamin F. McGraw III	Director	February 25, 2011

/S/ DEAN J. MITCHELL Dean J. Mitchell	Director	February 25, 2011

/S/ ANDREW J. PERLMAN Andrew J. Perlman	Director	February 25, 2011

/S/ WAYNE I. ROE Wayne I. Roe	Director	February 25, 2011

ISTA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ISTA Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of ISTA Pharmaceuticals, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2010 and 2009. We have also audited the 2010 and 2009 information included in the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISTA Pharmaceuticals, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2010 and 2009 information in the schedule presents fairly, in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ISTA Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2010 and 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA LLP

Costa Mesa, California

February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ISTA Pharmaceuticals, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ deficit, and cash flows for ISTA Pharmaceuticals, Inc. for the year ended December 31, 2008. Our audit also included the financial statement schedule for the year ended December 31, 2008 listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of ISTA Pharmaceuticals, Inc. for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule for the year ended December 31, 2008, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein

Irvine, California	/s/ Ernst & Young LLP

February 17, 2009

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$78,777	$53,702
Accounts receivable, net of allowances	33,497	17,434
Inventory, net of allowances of $1,275 in 2010 and $896 in 2009	6,130	5,548
Other current assets	3,454	3,175

Total current assets	121,858	79,859

Property and equipment, net	10,352	6,116
Deferred financing costs, net	1,885	2,957
Deposits and other assets	145	212

Total assets	$134,240	$89,144

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,158	$5,852
Accrued compensation and related expenses	6,428	7,731
Revolving Credit Facility	13,000	13,000
Current portion of Facility Agreement	21,450	—
Current portion of obligations under capital leases	143	154
Allowance for rebates and chargebacks	9,273	4,779
Allowance for product returns	8,623	5,509
Royalties payable	25,567	7,348
Other accrued expenses	17,394	6,373

Total current liabilities	106,036	50,746

Deferred rent and other long term liabilities	2,287	196
Obligations under capital leases	123	129
Facility Agreement, net of current portion and unamortized discounts and derivatives	38,706	57,438
Warrant liability	66,185	58,663

Total liabilities	213,337	167,172

Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized of which 1,000 shares have been designated as Series A Participating Preferred Stock at December 31, 2010 and 2009; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at December 31, 2010 and 2009; 33,589 and 33,291 shares issued and outstanding at December 31, 2010 and 2009, respectively	33	33
Additional paid-in capital	323,442	319,211
Accumulated deficit	(402,572)	(397,272)

Total stockholders’ deficit	(79,097)	(78,028)

Total liabilities and stockholders’ deficit	$134,240	$89,144

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Product sales, net	$156,525	$107,593	$82,798
License revenue	—	3,055	278

Total revenues	156,525	110,648	83,076
Cost of products sold	37,608	27,278	21,947

Gross profit margin	118,917	83,370	61,129

Costs and expenses:
Research and development	25,929	24,904	32,400
Selling, general and administrative	82,631	56,377	53,539

Total costs and expenses	108,560	81,281	85,939

Income (loss) from operations	10,357	2,089	(24,810)
Other (expense) income:
Interest income	—	—	714
Interest expense	(8,307)	(8,591)	(8,100)
Loss on extinguishment of debt	—	—	(2,497)
Gain on derivative valuation	130	1,177	26
Loss on warrant valuation	(7,522)	(52,066)	—
Other, net	42	(363)	—

Total other expense	(15,657)	(59,843)	(9,857)

Net loss	$(5,300)	$(57,754)	$(34,667)

Net loss per common share, basic and diluted	$(0.16)	$(1.74)	$(1.05)

Shares used in computing net loss per common share, basic and diluted	33,440	33,228	33,028

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount
Balance at December 31, 2007	32,911,887	$33	$312,439	$(15)	$(308,576)	$3,881
Issuance of common stock for options	1,666	—	6	—	—	6
Restricted stock issuances	142,936	—	—	—	—	—
Common stock issued under ESPP	22,788	—	68	—	—	68
Warrant issuance	—	—	10,741	—	—	10,741
Stock-based compensation costs	—	—	3,978	—	—	3,978
Extinguishment of conversion option on convertible notes	—	—	(1,196)	—	—	(1,196)
Net loss (as adjusted)	—	—	—	—	(34,667)	(34,667)
Unrealized loss on investments	—	—	—	(10)	—	(10)

Comprehensive loss	—	—	—	(10)	(34,667)	(34,677)

Balance at December 31, 2008	33,079,277	33	326,036	(25)	(343,243)	(17,199)
Issuance of common stock for options	52,425	—	166	—	—	166
Restricted stock issuances	139,213	—	—	—	—	—
Common stock issued under ESPP	20,208	—	12	—	—	12
Warrant classification to liability	—	—	(10,741)	—	3,725	(7,016)
Stock-based compensation costs	—	—	3,738	—	—	3,738
Net loss	—	—	—	—	(57,754)	(57,754)
Foreign currency translation adjustment	—	—	—	25	—	25

Comprehensive loss	—	—	—	25	(57,754)	(57,729)

Balance at December 31, 2009	33,291,123	33	319,211	—	(397,272)	(78,028)
Issuance of common stock for options	37,142	—	81	—	—	81
Restricted stock issuances	113,688	—	—	—	—	—
Common stock issued under ESPP	147,382	—	288	—	—	288
Stock-based compensation costs	—	—	3,862	—	—	3,862
Net loss	—	—	—	—	(5,300)	(5,300)

Comprehensive loss	—	—	—	—	(5,300)	(5,300)

Balance at December 31, 2010	33,589,335	$33	$323,442	$—	$(402,572)	$(79,097)

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net loss	$(5,300)	$(57,754)	$(34,667)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation costs	3,862	3,738	3,978
Amortization of deferred financing costs	1,072	1,115	569
Amortization of discount on convertible notes	—	—	2,842
Amortization of discount on Facility Agreement	2,848	3,038	544
Loss on extinguishment of debt	—	—	2,497
Change in value of derivatives related to convertible notes	—	—	42
Change in value of derivatives related to Facility Agreement	(130)	(1,177)	354
Change in value of warrants related to Facility Agreement	7,522	52,066	—
Depreciation and amortization	1,386	1,047	1,046
Gain on sale of assets	(23)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(16,063)	(2,192)	(4,081)
Inventory, net	(582)	(3,259)	5
Other current assets	(279)	(1,025)	(28)
Accounts payable	(1,694)	466	1,725
Accrued compensation and related expenses	(1,303)	3,786	249
Allowance for rebates and chargebacks	4,494	2,705	573
Allowance for product returns	3,114	2,268	1,503
Royalties payable	18,219	1,481	2,243
Other accrued expenses	10,990	1,082	(1,355)
Deferred rent and other long-term liabilities	(37)	(343)	(258)
Deferred income	—	(3,055)	(278)

Net cash provided by (used in) operating activities	28,096	3,987	(22,497)

INVESTING ACTIVITIES
Maturities of marketable securities	—	4,700	15,929
Purchases of equipment	(3,440)	(1,317)	(1,385)
Restricted cash	—	—	2,400
Deposits and other assets	67	(5)	40

Net cash (used in) provided by investing activities	(3,373)	3,378	16,984

FINANCING ACTIVITIES
Proceeds from exercise of stock options	81	166	6
Payments under capital leases	(17)	(139)	29
Proceeds from Revolving Credit Facility	52,000	52,000	37,000
Repayments on Revolving Credit Facility	(52,000)	(54,000)	(29,500)
Proceeds from issuance of common stock	288	12	68
Repayment of convertible notes	—	—	(40,000)
Proceeds from issuance of Facility Agreement	—	—	65,000
Financing costs on issuance of Facility Agreement	—	(43)	(4,274)

Net cash provided by (used in) financing activities	352	(2,004)	28,329

Effect of exchange rate changes on cash	—	25	—
Increase in cash and cash equivalents	25,075	5,386	22,816
Cash and cash equivalents at beginning of year	53,702	48,316	25,500

Cash and cash equivalents at end of year	$78,777	$53,702	$48,316

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$4,393	$4,307	$3,283
Equipment additions under capital leases	$151	$118	$137

See accompanying notes.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The Company

ISTA Pharmaceuticals, Inc. (“ISTA”, the “Company”, or “we”) was incorporated as Advanced Corneal Systems, Inc. in the state of California in February 1992 to discover, develop and market new remedies for diseases and conditions of the eye. In March 2000, we changed our name to ISTA Pharmaceuticals, Inc., and we reincorporated in Delaware in August 2000. BROMDAY™, BEPREVE™, ISTALOL®, VITRASE®, XIBROM (bromfenac ophthalmic solution)®, XIBROM®, T-PRED™, ISTA®, ISTA Pharmaceuticals, Inc.® and the ISTA logo are our trademarks, either owned or under license.

We are a rapidly growing commercial-stage, multi-specialty pharmaceutical company developing, marketing and selling our own products in the United States, or the U.S., and Puerto Rico. We are the fourth largest branded prescription eye care business in the U.S. and have an emerging allergy drug franchise. We manufacture our finished good products through third-party contracts, and we in-license or acquire new technology to add to our internal development efforts from time to time. Our products and product candidates seek to treat allergy and serious diseases of the eye and include therapies for ocular inflammation and pain, glaucoma, dry eye and ocular and nasal allergies. The U.S. prescription markets for 2010 which our therapies seek to address include key segments of the $6.5 billion ophthalmic pharmaceutical market and the $2.5 billion nasal allergy market.

We currently have five products available for sale in the U.S. and Puerto Rico: BROMDAY (bromfenac ophthalmic solution) 0.09% for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions, BEPREVE (bepotastine besilate ophthalmic solution) 1.5% for the treatment of ocular itching associated with allergic conjunctivitis, ISTALOL (timolol maleate ophthalmic solution) 0.05% for the treatment of glaucoma, VITRASE (hyaluronidase injection) ovine, 200 USP units/ml for use as a spreading agent and XIBROM (bromfenac ophthalmic solution) 0.09% for the treatment of inflammation and pain following cataract surgery. In addition, we have several eye and allergy product candidates in various stages of development, including treatments for dry eye, ocular inflammation and pain and nasal allergies.

Basis of Presentation

We have incurred losses since inception and have a stockholders’ deficit of approximately $79.1 million (including non-cash valuation warrant adjustments of $59.6 million) through December 31, 2010. We believe that our existing capital resources as well as our anticipated future operations will enable us to fund operations for at least the next twelve months.

The consolidated financial statements included the accounts of the Company and those of its wholly owned subsidiary, Visionex Pte. Ltd., which was dissolved in January 2009. All significant intercompany amounts had been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Reclassifications

Certain comparative prior year amounts in the Consolidated Financial Statements and accompanying notes may have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported operating expenses or net loss.

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

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments with maturities of three months or less when purchased. Cash and cash equivalents are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits. At December 31, 2010, we had invested $60 million in low interest bearing U.S. Treasury Funds.

Short-term Investments

Marketable securities with a maturity of more than three months from the date of purchase are considered short-term investments. During January 2009, UBS AG purchased $4.7 million in auction rate securities from us that we held as investments at December 31, 2008. All investments are carried at fair value, with unrealized gains and losses on available-for-sale securities included as a separate component of stockholders’ deficit and unrealized gains and losses on trading securities included in earnings. At December 31, 2010 and 2009, we did not have any short-term investments.

Concentration of Credit Risk

Financial instruments that potentially subject us to a significant concentration of credit risk principally consist of cash and cash equivalents, and trade receivables. Wholesale distributors account for a substantial portion of trade receivables. Accounts receivables from Cardinal Health, Inc., McKesson HBOC and AmeriSource Bergen Corp. accounted for 43%, 37% and 14%, respectively, of our 2010 total accounts receivables, as compared to 32%, 36%, 23%, respectively, of our 2009 total accounts receivables. We maintain reserves for bad debt and such losses, in the aggregate, have not exceeded our estimates.

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

Property and Equipment

Property and equipment are recorded at cost. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets and included in depreciation expense. Leasehold improvements contributed by the lessor are capitalized and depreciated over the period of the lease and the contributions are recorded as deferred rent and amortized over the term of the lease as a reduction to rent expense.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2010.

Deferred Financing Costs

In connection with the issuance of our debt agreements, including the convertible notes and the Facility Agreement, we paid financing costs, which consisted primarily of placement agent fees, accounting, legal and filing fees which are being amortized over the life of the debt. Amortization of the deferred financing costs using the effective interest method was $1.1 million, $1.1 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, and were included in interest expense. As of December 31, 2010 and 2009, deferred financing costs, net of accumulated amortization were approximately $1.9 million and $3.0 million, respectively.

Revolving Credit Facility

Under our Revolving Credit Facility with Silicon Valley Bank, we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash or $10.0 million. As of December 31, 2010, we had $19.0 million available under the Revolving Credit Facility, of which we borrowed $13 million. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.25%. In no event shall the interest rate on outstanding borrowings be less than 4.25%, which is payable on a monthly basis. The Revolving Credit Facility also contains customary covenants regarding the operation of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; (v) an acceleration event occurs under certain types of other indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Silicon Valley Bank could be accelerated, such that it becomes immediately due and payable. As of December 31, 2010, we were in compliance with all of the covenants under the Revolving Credit Facility. All amounts borrowed under the Revolving Credit Facility were repaid in January 2011. In February 2011, we renewed our Revolving Credit Facility at terms substantially the same as the existing terms. The Revolving Credit Facility expires on March 31, 2012.

Convertible Notes

We issued $40 million in convertible notes in June 2006. On September 29, 2008, we repaid all of the outstanding principal and interest under the notes with borrowings under the Facility Agreement. In 2008 we recorded a loss on extinguishment of debt of $2.5 million due to the write-off of both the embedded derivative and the deferred financing costs related to the $40.0 million convertible notes.

Facility Agreement

On September 26, 2008, we entered into a facility agreement, or the Facility Agreement, with certain institutional accredited investors, collectively known as Lenders, pursuant to which the Lenders agreed to loan to us up to $65 million, subject to the terms and conditions set forth in the Facility Agreement. We borrowed the entire $65 million. On December 31, 2010 we had total indebtedness under the Facility Agreement of $65 million, which excludes unamortized discounts of $5.0 million and the value of the derivative of $0.2 million.

Outstanding amounts under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in arrears. We are required to repay the Lenders 33% of the original principal amount (or $21.5 million) on each of September 26, 2011 and 2012, and 34% of the original principal amount (or $22.0 million) on September 26, 2013.

Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to repay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding is commenced by or against us; or (v) cash and cash equivalents on the last day of each calendar quarter are less than $10 million. The Facility Agreement also contains customary covenants regarding operations of our business. As of December 31, 2010, we are in compliance with all the covenants under the Facility Agreement.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Because the consummation of certain change in control transactions results in a premium of the outstanding principal, the premium put feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. The value of the derivative at December 31, 2010 was $0.2 million and is marked-to-market and adjusted quarterly through other expense.

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

In 2009, as required by the Derivatives and Hedging Topic of the FASB Accounting Standards Codification, which provides requirements to determine whether the warrants are indexed to the Company’s stock, we classified our warrants as a liability, specifically because of the anti-dilutive provisions in the warrant agreement, where additional warrants might be issued should we issue additional equity, with such additional warrants being issued at a price equal to the fair value of the common stock being issued, but not less than $1.41. The cumulative effect was a $10.7 million reduction to additional paid-in capital for the original value of warrants, partially offset by a decrease in accumulated deficit of $3.7 million to reflect the change in the value of the warrants at December 31, 2009.

Additionally, the warrants are marked to market and adjusted quarterly. We recorded non-cash valuation losses of $7.5 million, or $0.22 per common share and $52.1 million, or $1.57 per common share for the years ended December 31, 2010 and 2009, respectively. The change in the valuation of the warrants was primarily driven by an increase in our stock price plus an increase in related volatility.

Commitments and Contingencies

We are subject to routine claims and litigation incidental to our business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on our operating results or financial position.

Comprehensive Loss

Accounting Standards Codification 220 “Comprehensive Income”, or ASC 220, requires reporting and displaying comprehensive income (loss) and its components, which, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive loss for the years ended December 31, 2010, 2009 and 2008 was $5.3 million, $57.7 million and $34.7 million, respectively. The accumulated balance of unrealized gains (losses) are disclosed as separate components of stockholders’ deficit. As of December 31, 2010 and 2009, there were no accumulated foreign currency translation adjustments.

Income Taxes

We account for income taxes under the provision of Accounting Standards Codification 740, “Income Taxes”, or ASC 740. As of December 31, 2010 and 2009, there were no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2010 and 2009, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the year ended December 31, 2010. We are subject to taxation in the United States and various state jurisdictions.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supply Concentration Risks

Some materials used in our products are currently obtained from a single source. We have a supply agreement with Senju for bepotastine besilate, which is the active pharmaceutical ingredient in BEPREVE. Currently, Senju is our sole source for bepotastine besilate for BEPREVE. We have a supply agreement with Regis Technologies, Inc., or Regis, for bromfenac, which is the active pharmaceutical ingredient in BROMDAY and XIBROM. Currently, Regis is our sole source for bromfenac. We also have supply agreements with Bausch & Lomb, Inc. or Bausch & Lomb, to manufacture commercial quantities of BROMDAY, BEPREVE, ISTALOL and XIBROM. Currently, Bausch & Lomb is our sole source for BROMDAY, BEPREVE, ISTALOL and XIBROM.

Ovine hyaluronidase, the active pharmaceutical ingredient used in VITRASE, is processed in several stages to produce a highly purified raw material for formulation. In June 2010, we received approval from the FDA to manufacture hyaluronidase at our Irvine, California manufacturing facility and began production in July 2010. We have a supply agreement with Alliance Medical Products to manufacture commercial quantities of VITRASE. Currently, Alliance Medical Products is our sole source for VITRASE.

Customer Concentration Risks

Sales to Cardinal Health, Inc., McKesson HBOC and AmeriSource Bergen Corp. accounted for 40%, 36% and 16% of our net revenues for the year ended December 31, 2010; 35%, 40% and 17% of our net revenues for the year ended December 31, 2009; and 40%, 37% and 14% of our net revenues for the year ended December 31, 2008.

Revenue Recognition

Product Revenues. We recognize revenues from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product revenues net of estimated allowances for rebates, chargebacks, product returns and other discounts, such as wholesaler fees. If actual future payments for allowances for discounts, product returns, wholesaler fees, rebates and chargebacks materially exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows may be negatively impacted.

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

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In general, we are obligated to accept from our customers the return of products that have reached their expiration date. We authorize returns for damaged products, expiring and expired products in accordance with our return goods policy and procedures, and have established reserves for such amounts at the time of sale. We typically refund the agreed proportion of the sales price by the issuance of a credit, rather than cash refund or exchanges for inventory, and the returned product is destroyed. With the launch of each of our products, we recorded a sales return allowance, which is larger for stocking orders than subsequent re-orders. To date, actual product returns have not exceeded our estimated allowances for returns. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns materially exceed our estimated allowances for returns.

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

Allowances for product returns were $8.6 million and $5.5 million as of December 31, 2010 and 2009, respectively. These allowances reflect an estimate of our liability for products that may be returned by the original purchaser in accordance with our stated return policy, which allows customers to return products within six months of their respective expiration dates and for a period up to twelve months after such products have reached their respective expiration dates. We estimate our liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above.

As a percentage of gross product revenues, the allowance for product returns was 2.6%, 3.7% and 3.7% for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in 2010 was primarily due to improvements in historical trending of actual returns data, the lengthening of product shelf life and continued acceptance and sale of our products.

We also periodically offer promotional discounts to our existing customer base. These discounts are usually calculated as a percentage of the current published list price. Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time we implement a price increase, we generally offer our existing customer base an opportunity to purchase a limited quantity of products at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels and therefore, we recognize the related revenue upon receipt by the customer and include the sale in estimating our various product-related allowances. In the event we determine that these sales represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction to revenue at the time of such sale.

Allowances for estimated rebates and chargebacks were $9.3 million and $4.8 million for December 31, 2010 and 2009, respectively. Other discounts, such as wholesaler fees and prompt pay discounts, were $5.0 million and $1.6 million as of December 31, 2010 and 2009, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts, chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements and fees charged by certain wholesalers under distribution agreements. We estimate our liability for rebates, chargebacks and other discounts, such as wholesaler fees, at each reporting period based on a combination of quantitative and qualitative assumptions listed above.

As a percentage of gross product revenues, the allowance for rebates, chargebacks and other discounts, such as wholesaler fees, was 17.6%, 14.7% and 9.8% for the years ended December 31, 2010, 2009 and 2008, respectively. The increase is primarily to growth in the number and utilization of managed care and federal contracts, and wholesaler distribution agreements and the impact of higher Medicaid rebates required under the recently enacted healthcare legislation.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

License Revenue. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless we have ongoing performance obligations. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred income in the accompanying consolidated balance sheets. During the year ended December 31, 2009, we recognized $3.1 million of previously deferred income primarily related to the termination of our supply agreement with Otsuka. We did not receive any similar license revenues in 2010.

License Fees and Research and Development Costs

Expenditures relating to research and development are expensed in the period incurred. Research and development expenses to date have consisted primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research and development personnel, costs for consultants and contract research, costs related to development of commercial scale manufacturing capabilities for our products BROMDAY, BEPREVE, ISTALOL, XIBROM and VITRASE and in-process research and development costs related to the acquisition of late-stage development compounds.

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

At December 31, 2010, there was $5.1 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.5 years.

Our stock-based compensation plans are discussed further in Note 4.

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and common equivalent shares, such as stock options and warrants outstanding during the period. Diluted earnings for common stockholders per common share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options and warrants, in periods in which the options exercise or conversion price is greater than the average market price of our common stock during the period.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. We have further determined that the 15 million warrants issued in conjunction with our Facility Agreement represent participating securities. However, because we operate at a net loss, and losses are not allocated to the warrant holders, the two class method does not affect our calculation of earnings per share.

The following table sets forth the computation of net loss (numerator) and shares (denominator) for loss per share (in thousands):

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net loss	$(5,300)	$(57,754)	$(34,667)

Denominator:
Weighted average shares outstanding used for basic and diluted loss per share	33,440	33,228	33,028

Potentially dilutive securities, which are not included in our loss per share, are summarized below (in thousands):

	Years Ended December 31,
	2010	2009	2008
Common stock options	7,957	7,051	6,175
Warrants	15,000	15,000	15,000

Total dilutive securities	22,957	22,051	21,175

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

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or the FASB, issued an Accounting Standards Update, or ASU, 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers (A consensus of the FASB Emerging Issues Task Force). ASU 2010-27 addresses questions concerning how pharmaceutical companies should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Healthcare Reform Act, or the Acts. The Acts impose an annual fee on the pharmaceutical manufacturing industry for each year beginning on or after January 1, 2011. For reporting entities that are subject to the pharmaceutical fee mandated by the Acts, the amendments in this Update specify the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight –line method of allocation unless another better method better allocates the fee over the calendar year that it is payable. This ASU is effective for calendar years beginning after December 31, 2010, when the fee initially becomes payable. The impact of this ASU is not expected to be material to the consolidated financial statements.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under this ASU, entities can make an accounting policy to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met for the milestones to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for us means 2011. The impact of this ASU is not expected to be material to the consolidated financial statements.

In January 2010, the FASB issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values. We adopted these standards in the first quarter of 2010. The adoption did not have a material impact on our consolidated financial statements.

2. Balance Sheet Details

Accounts Receivables

Accounts receivables are stated net of allowances for doubtful accounts. Accounts receivables at December 31, 2010 and 2009 consist of the following (in thousands):

	December 31,
	2010	2009
Gross accounts receivables (trade)	$33,466	$17,517
Other accounts receivables	32	11

Total gross receivables	33,498	17,528
Less reserve for doubtful accounts	(1)	(94)

Total receivables, net of allowances	$33,497	$17,434

Inventory

Inventories are stated at the lower of cost (first-in, first-to-expire) or market. Inventories at December 31, 2010 and 2009 consist of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$3,468	$2,626
Work in process	100	—
Finished goods	3,837	3,818

Total inventory	7,405	6,444
Less reserve for excess and obsolescence	(1,275)	(896)

Total inventory, net of allowances	$6,130	$5,548

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment

Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2010	2009
Equipment	$4,080	$7,893
Furniture and fixtures	990	944
Equipment under capital leases	511	538
Leasehold improvements	4,675	—
Construction in progress	4,456	1,276

Total property, plant and equipment	14,712	10,651
Less accumulated depreciation and amortization	(4,360)	(4,535)

Total net property, plant and equipment	$10,352	$6,116

As part of our facility lease that we entered into in 2010, the landlord agreed to contribute up to approximately $2.2 million toward the cost of tenant improvements. The tenant improvements were substantially completed in the fourth quarter of 2010 and the landlord contribution was capitalized as non-cash construction in progress and non-cash deferred rent. Leasehold improvements will be depreciated over the term of the lease and the deferred rent will be amortized on a straight-line basis over the term of the lease as a reduction to rent expense.

Total depreciation and amortization expense amounted to $1.4 million, $1.0 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

3. Fair Value Measurements

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

We have segregated all assets and liabilities measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of December 31, 2010 and 2009, all of our assets and liabilities are valued using Level 1 inputs except for a derivative and warrants related to our Facility Agreement.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31 using:			Total Carrying Value at December 31,
	Level 1	Level 2	Level 3
2010
Cash and cash equivalents, including U.S. Treasury Funds	$78,777	$—	$—	$78,777
Derivatives (Facility Agreement)	—	—	(169)	(169)
Warrants	—	(66,185)	—	(66,185)

2009
Cash	53,702	—	—	53,702
Derivatives (Facility Agreement)	—	—	(299)	(299)
Warrants	—	(58,663)	—	(58,663)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivative	Fair Value Measurements Using Observable Inputs Other Than Level 1 (Level 2) Warrants
Balance at December 31, 2008	$(1,476)	$—
Classification pursuant to ASC 815-40	—	(6,597)
Total gains or losses (realized or unrealized): Included in earnings	1,177	(52,066)

Balance at December 31, 2009	(299)	(58,663)
Total gains or losses (realized or unrealized): Included in earnings	130	(7,522)

Balance at December 31, 2010	$(169)	$(66,185)

4. Stockholders’ Equity

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

In addition, upon certain change of control transactions, or upon certain “events of default” (as defined in the warrants), the holder has the right to net exercise the warrants for an amount of shares of our common stock equal to the Black-Scholes value of the shares issuable under the warrants divided by 95% of the closing price of the common stock on the day immediately prior to the consummation of such change of control or event of default, as applicable, as defined in the Facility Agreement. In certain circumstances where a warrant or portion of a warrant is not net exercised in connection with a change of control or event of default, the holder will be paid an amount in cash equal to the Black-Scholes value of such portion of the warrant which is not treated as a net exercise.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan

On December 7, 2009, our stockholders approved the 2009 Employee Stock Purchase Plan, or 2009 ESPP. The 2009 ESPP replaced our 2000 ESPP, which expired in April 2010. The 2009 ESPP will terminate on October 18, 2019, unless earlier terminated in accordance with the terms and provisions of the 2009 ESPP.

An aggregate of 3,000,000 shares is reserved for issuance under the 2009 ESPP. In addition, on each January 1, beginning on January 1, 2011, the number of shares reserved will be increased by the lesser of (i) 1% of the Company’s outstanding common stock or (ii) an amount determined by the Compensation Committee, or any other administrator of the 2009 ESPP. However, in no event will the number of shares reserved exceed the lesser of 10% of our outstanding common stock or 5,000,000 shares.

Every employee of the Company who customarily works more than 20 hours per week for more than five months per calendar year is eligible to participate in offerings made under the 2009 ESPP, subject to certain limitations. Shares of common stock is generally offered for purchase through a series of six-month offering periods. The initial offering period commenced on January 1, 2010 and ended on June 30, 2010, with subsequent offering periods commencing on six-month intervals thereafter beginning on July 1, 2010. The purchase price for the common stock will be the lower of 85% of the fair market value of the common stock on the first day of an offering period or 85% of the fair market value of the common stock on the last day of the offering period.

During 2010, 2009 and 2008, 147,382 shares, 20,208 shares and 22,788 shares, respectively, had been issued to participants. The ESPP shares issued in 2010 include 9,557 shares that were issuable as of December 31, 2009, and which were issued under the 2000 ESPP.

Stock Compensation Plan

Stock Options

We have outstanding options to purchase shares of our common stock under individual option agreements, our 1993 Stock Plan and our 2000 Stock Plan. All of the outstanding options granted under the individual option agreements, the 1993 Stock Plan and the 2000 Stock Plan will remain outstanding and subject to the provisions of the applicable agreement and plan until they are either exercised or expire in accordance with their respective terms. No options were issued under the 1993 Stock Plan after the adoption of the 2000 Stock Plan. No options were awarded under the 2000 Stock Plan after the adoption of the 2004 Performance Incentive Plan or the 2004 Stock Plan. Any shares available for future issuance under the 2000 Stock Plan have been included in the shares of common stock authorized for issuance under the 2004 Stock Plan.

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

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2010, a total of 5,455,746 shares of common stock remain reserved for issuance under the 2004 Stock Plan. A summary of our stock option activity and related information during 2010 follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	7,051,463	$5.57
Granted	1,243,329	3.82
Exercised	(37,142)	2.17
Canceled	(300,338)	5.60

Outstanding at December 31, 2010	7,957,312	$5.31	5.85	$8,443,535

Options vested and expected to vest at December 31, 2010	7,839,060	$5.34	5.79	$8,244,268

Exercisable at December 31, 2010	5,817,548	$6.00	4.82	$4,702,846

The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $155,371, $272,976 and $8,063, respectively.

ESPP activity during 2010 was as follows:

	Number of shares	Weighted-average purchase price
Available at December 31, 2009	10,059
ESPP shares expired	(502)
New shares added to ESPP	3,000,000
Purchases	(147,382)	$1.83

Available at December 31, 2010	2,862,175

Restricted stock activity during 2010 was as follows:

	Number of Shares	Weighted-Average Fair Value
Outstanding at December 31, 2009	347,656	$3.50
Granted	159,152	3.53
Vested	(123,239)	4.33
Forfeited	(6,530)	3.81

Outstanding at December 31, 2010	377,039	$3.24

The weighted average fair value of equity instruments granted during 2010, 2009 and 2008 was as follows:

	Weighted Average Fair Value
	2010	2009	2008
Stock options	$3.82	$2.68	$3.31
ESPP Purchases	1.83	2.14	1.21
Restricted Stock	3.53	1.55	3.40

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2010, there was $5.8 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of 2.5 years.

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

The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The weighted average assumptions used for the years ended December 31, 2010, 2009 and 2008 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Years Ended December 31,
	2010	2009	2008
Interest rate	2.60%	2.00%	2.50%
Volatility	88.74%	91.00%	74.00%
Expected life	6 years	7 years	7 years
Expected dividend yield	0%	0%	0%

Stock-based compensation costs are as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Selling, general and administrative	$2.9	$2.6	$3.0
Research and development	1.0	1.2	1.0

Stock-based compensation costs	$3.9	$3.8	$4.0

Restricted Stock Awards

During the years ended December 31, 2010, 2009 and 2008, we granted a total of 159,152, 159,434 and 170,817 shares of restricted common stock, respectively, to employees under the 2004 Stock Plan. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of four years.

The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock were $0.5 million, $0.6 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was approximately $0.8 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

5. Commitments and Contingencies

Legal

Bromfenac Royalty Litigation: We initiated legal action in April 2010, against Senju, seeking a declaratory judgment with regard to our XIBROM royalty obligations to Senju and a recovery of overpaid royalties and other damages from Senju. The only U.S. patent applicable to XIBROM expired in January 2009 and, according to U.S. case law and the terms of our agreement with Senju, we believe no XIBROM royalties are due after patent expiration. In August 2010, the U.S. District Court for the Central District of California stayed our action against Senju, and in September 2010, Senju initiated an arbitration proceeding regarding the same dispute with the International Chamber of Commerce, or ICC. The order staying our action against Senju will not become appealable until after the arbitration is concluded, and a judgment is entered in the court case. A declaratory judgment that we were seeking from the court in regard to royalty obligations to Senju may apply not only to XIBROM, but also to BROMDAY, which was approved by the FDA in October 2010. The arbitration proceeding is in its early stages.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2010, we initiated a legal action by filing a Complaint against AcSentient, Inc. and AcSentient II, LLC, which we collectively refer to as AcSentient, seeking a declaratory judgment with regard to our XIBROM royalty obligations under the Asset Purchase Agreement dated May 3, 2002 between us and AcSentient, Inc. The only U.S. patent applicable to XIBROM expired in January 2009 and, according to U.S. case law and the terms of our agreement with AcSentient, Inc., we believe no XIBROM royalties are due after patent expiration. A declaratory judgment that we are seeking from the court in regard to royalty obligations to AcSentient may apply not only to XIBROM, but also to BROMDAY, approved by the FDA in October 2010. In November 2010, the Superior Court of the State of California, County of Orange stayed our case against AcSentient and ruled that the dispute has to be arbitrated. We will have an opportunity to appeal that court ruling after the final judgment is entered by the court. On January 24, 2011, AcSentient filed a request for arbitration with the ICC. As AcSentient’s arbitration request was only recently filed, we are in the process of considering our response.

There can be no assurance about when these two disputes will be resolved, and we cannot predict the final outcome and financial impact of either. Until these two disputes are resolved, for accounting purposes, the company has been and intends to continue to reserve for XIBROM and BROMDAY royalties, which would have been payable to Senju and AcSentient if the relevant contractual royalty obligations were existing and enforceable. As of December 31, 2010, we had $22.8 million reserved for such contingent XIBROM and BROMDAY royalties.

Subpoenas From the U.S. Attorney, Western District of New York. In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to XIBROM. From April 2008 through December 31, 2010, we have incurred approximately $3.8 million in legal fees associated with this matter and expect to incur significant expenses in the future. In addition, if the government chooses to engage in civil litigation or initiate a criminal prosecution against us as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such action or pay or incur substantial fines or penalties, either of which could significantly deplete our cash resources. The case is ongoing and the likelihood of an unfavorable outcome and/or the amount/range of loss, if any, cannot be reasonably estimated.

TRICARE Retail Pharmacy Program. Section 703 of the National Defense Authorization Act of 2008, enacted on January 28, 2009, requires that pharmaceutical products purchased through the Department of Defense, or DoD, TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price discount under the Veterans Health Care Act of 1992. DoD issued a rule pursuant to Section 703 that requires manufacturers to provide DoD with a quarterly refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program, and to pay rebates to DoD on TRICARE Retail Pharmacy purchases retroactive to January 28, 2008. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009 (the effective date of the DoD rule). In addition, the regulation is currently the subject of litigation, and it is our position that the retroactive application of the regulation is contrary to established case law. We have determined that payment of the retroactive rebate (from January 28, 2008 to May 26, 2009) created by the regulation is neither reasonably estimable nor probable as of December 31, 2010.

We are involved in other claims and legal proceedings incidental to our business from time to time. Except as described immediately above, we do not believe that pending actions or proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows, and adequate provision has been made for the resolution of such actions and proceedings.

Debt and Lease Commitments

We lease our corporate and laboratory facilities and certain equipment under various operating leases. Provisions of the facilities lease provide for abatement of rent during certain periods and escalating rent payments during the term. Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Additionally, we are required to pay taxes, insurance and maintenance expenses related to the building. Rent expense on the facilities and equipment during 2010, 2009 and 2008 was $1.2 million, $0.8 million and $0.8 million, respectively.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future annual minimum payments under our facility leases and operating leases are as follows (in thousands):

Years Ending December 31:

2011	$1,063
2012	1,026
2013	955
2014	792
2015	821
Thereafter	2,117

Total	$6,774

Scheduled maturities of capital leases, debt, amounts borrowed under the Revolving Credit Facility and Facility Agreement as of December 31, 2010, are as follows (in thousands):

Years Ending December 31:

2011	$34,658
2012	21,537
2013	22,138
2014	14
2015	—
Thereafter	—

78,347
Unamortized discount on Facility Agreement	(5,013)
Embedded derivative on Facility Agreement	169

Total	$73,503

Milestones

In addition to the above, we are committed to make potential future milestone payments to third parties as part of our in-licensing and development programs. Milestone payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on our consolidated balance sheet. As of December 31, 2010, the maximum potential future milestone payments to third parties are $27.0 million, including a milestone of $2 million upon achievement of cumulative net revenues of $50 million of BEPREVE.

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

6. Income Taxes

We account for income taxes under the Income Tax Topic of the FASB Accounting Standards Codification. As of December 31, 2010 and 2009, there are no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2010 and 2009, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the year ended December 31, 2010.

We are subject to taxation in the United States and various state jurisdictions. Our tax years for 2007 and forward are subject to examination by federal tax authorities, as are the years 2006 and forward by state tax authorities. Net operating loss carryforwards from the years 1995 forward are also subject to adjustment.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2010, we had net deferred tax assets of $42.9 million. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of our net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. We have not completed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards. Until this analysis has been performed, we have removed the deferred tax assets for federal net operating losses and research and development credits of $68.8 million and $7.8 million for state net operating losses and research and development credits generated through 2010 from the deferred tax asset schedule, and have recorded a corresponding decrease to the valuation allowance. When this analysis is finalized, we plan to update our unrecognized tax benefits. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

We generated net taxable income for the year ended December 2010, primarily as a result of temporary differences related to accrued expenses. We utilized net operating loss carryforwards and research and development tax credits to offset our tax liabilities. At December 31, 2010, we had federal and state net operating loss carryforwards of approximately $117.5 million and $72.3 million, respectively, after utilizing $17.8 million to offset taxable income in 2010 and limiting our net operating loss carryforwards due to previous ownership changes under Internal Revenue Code Section 382. Federal tax loss carryforwards continue to expire in 2011 unless previously utilized. California tax loss carryforwards begin to expire in 2012, unless previously utilized. In addition, we have Federal and California research and development tax credit carryforwards of $10.1 million and $6.2 million, respectively. The Federal research and development credit carryforwards will begin to expire in 2011 unless previously utilized. The California research and development credit carryforwards carry forward indefinitely.

Our deferred tax asset was $42.9 million for 2010 as compared to $46.3 million for 2009, or a decrease of $3.4 million. Significant components of our deferred tax assets as of December 31, 2010 and 2009 are listed below. A valuation allowance of $42.9 million and $46.3 million at December 31, 2010 and 2009, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Our valuation allowance changed by $3.4 million, $0.1 million and $8.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. A summary of the components of our deferred taxes follows (in thousands):

	December 31,
	2010	2009
Deferred tax asset:
Capitalized research and development	$25,407	$39,465
Stock-based compensation	3,894	3,785
Accruals and other, net	13,610	3,071

Total deferred tax asset	42,911	46,321
Valuation allowance for deferred tax assets	(42,911)	(46,321)

	$—	$—

A portion of the net operating loss carryforwards as of December 31, 2010 include amounts related to stock option deductions. Any excess tax benefits from stock-based compensation are only realized when income taxes payable is reduced, with the corresponding credit posted to additional paid-in capital.

7. Employee Benefit Plan

We have a 401(k) Savings Plan covering substantially all employees that have been employed for one month and meet certain age requirements. Employees may contribute up to 92% of their compensation per year (subject to a maximum limit by federal tax law). In 2010, we provided matching contributions equal to 25% of the first 6% of contributed salary. Employer contributions were $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

8. Senju Agreements

In May 2002, we acquired certain of the assets of AcSentient, Inc., or AcSentient, which included exclusive U.S. development, manufacturing and marketing rights for ISTALOL and XIBROM. ISTALOL and XIBROM were originally licensed by AcSentient from Senju.

In November 2004, we entered into another license agreement with Senju under which Senju granted to us exclusive U.S. ophthalmic rights to ecabet sodium.

In 2006, we entered into three additional license agreements with Senju under which Senju has granted us exclusive North American ophthalmic rights for BEPREVE, various prostaglandin products and iganidipine.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2009, we renegotiated with Senju our bromfenac rights to include, among other things, the expansion of our territory to include Canada and Mexico.

Generally, under the terms of our agreements with Senju, we are responsible for all costs associated with developing products covered by the licensed rights in ophthalmology for the United States and, with respect to XIBROM (and now BROMDAY), BEPREVE, prostaglandins and iganidipine, North America, including clinical trials, regulatory filings, manufacturing, and, if the product is approved, marketing and sales activities.

We have paid to Senju non-refundable milestone payments of $4 million, in the aggregate, relating to the development process and regulatory approval of both ISTALOL and XIBROM and are required to pay royalties on the sales of products that are covered by Senju’s patent rights.

We have paid to Senju non-refundable milestone payments of $4 million , in the aggregate, relating to the development process and regulatory approval of BEPREVE and are required to pay royalties and milestones on the sales for the products that are covered by Senju’s patent rights.

We will be required to pay to Senju non-refundable milestone payments of up to $3 million, in the aggregate, if all such milestones relating to the development process and regulatory approval of ecabet sodium are accomplished, and royalties on future product sales covered by Senju’s patent rights.

We will be required to pay Senju non-refundable milestone payments of approximately $8 million, in the aggregate, if all such milestones relating to the development process and regulatory approval of iganidipine are accomplished, and royalties on future sales of products covered by Senju’s patent rights.

We will be required to pay Senju non-refundable milestone payments of approximately $8 million, in the aggregate, some of which have been paid, if all such milestones relating to the development process and regulatory approval of a prostaglandin product are accomplished, and royalties on future sales of products covered by Senju’s patent rights.

See Note 5 of the Notes to the Consolidated Financial Statements.

9. Mitsubishi Tanabe Agreement

In September 2007, we licensed exclusive North American rights to nasal dosage forms of bepotastine, an investigational product for the treatment of allergy symptoms, from Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.), or Mitsubishi Tanabe. Under the terms of the license agreement with Mitsubishi Tanabe we paid an upfront payment to Mitsubishi Tanabe of $2.0 million, and will make additional payments based on achievement of development and approval milestones, and royalties on future product sales. We are responsible for all costs associated with developing nasal bepotastine in North America, including clinical trials, FDA filings, manufacturing, and, if the product is approved, marketing and sales activities. We also obtained the right to develop other nasal bepotastine products, including a fixed combination with a steroid, and a future right to negotiate for a North American license to oral dosage forms of bepotastine for allergy treatment.

ISTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Quarterly Results of Operations (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 31, 2010. This data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except earnings per share).

	Quarter Ended
	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
	(Unaudited)
Revenues:
Product sales, net	$51,133	$42,020	$35,068	$28,304	$34,284	$29,080	$23,884	$20,345
License revenue	—	—	—	—	—	2,917	69	69

Total revenues	51,133	42,020	35,068	28,304	34,284	31,997	23,953	20,414

Cost of products sold	12,437	9,678	8,209	7,284	8,631	7,304	6,214	5,129

Gross profit margin	38,696	32,342	26,859	21,020	25,653	24,693	17,739	15,285

Costs and expenses:
Research and development	8,150	7,945	5,031	4,803	5,261	6,257	6,644	6,742
Selling, general and administrative	22,249	19,614	19,900	20,868	17,503	13,187	12,708	12,979

Total costs and expenses	30,399	27,559	24,931	25,671	22,764	19,444	19,352	19,721

Income (loss) from operations	8,297	4,783	1,928	(4,651)	2,889	5,249	(1,613)	(4,436)
Other expense, net	(16,724)	(28,299)	24,239	5,127	(3,468)	(6,166)	(35,033)	(15,176)

Net income (loss)	$(8,427)	$(23,516)	$26,167	$476	$(579)	$(917)	$(36,646)	$(19,612)

Net income (loss) per common share, basic	$(0.25)	$(0.70)	$0.78	$0.01	$(0.02)	$(0.03)	$(1.10)	$(0.59)

Net income (loss) per common share, diluted	$(0.25)	$(0.70)	$0.61	$0.01	$(0.02)	$(0.03)	$(1.10)	$(0.59)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions	Deductions	Balance at end of year
	(in thousands)
Allowance for Rebates and Chargebacks:
Year ended December 31, 2010	$(4,779)	$(21,209)	$16,715	$(9,273)
Year ended December 31, 2009	(2,074)	(13,298)	10,593	(4,779)
Year ended December 31, 2008	(1,501)	(5,612)	5,039	(2,074)

Allowance for Product Returns
Year ended December 31, 2010	$(5,509)	$(5,150)	$2,036	$(8,623)
Year ended December 31, 2009	(3,241)	(4,927)	2,659	(5,509)
Year ended December 31, 2008	(1,738)	(3,549)	2,046	(3,241)

Allowance for Doubtful Accounts
Year ended December 31, 2010	$(94)	$—	$93	$(1)
Year ended December 31, 2009	(134)	13	27	(94)
Year ended December 31, 2008	(187)	(258)	311	(134)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase and Sale Agreement dated May 3, 2002, by and between the Registrant and AcSentient, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002).

3.1	Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 7, 2003).

3.2	Certificate of Correction to Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 7, 2003).

3.3	Second Certificate of Correction to Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005).

3.4	Amended and Restated Bylaws of Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2006).

4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-34120) filed with the Commission on August 7, 2000).

4.2	Preferred Stock Rights Agreement dated as of December 31, 2001, by and between the Registrant and Mellon Investor Services LLC, as rights agent (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A (File No. 000-31255) filed with the Commission on January 22, 2002).

4.3	First Amendment to the Preferred Stock Rights Agreement dated as of November 18, 2002, by and between the Registrant and Mellon Investor Services LLC, as rights agent (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-31255) filed with the Commission on November 19, 2002).

4.4	Second Amendment to the Preferred Stock Rights Agreement, dated June 23, 2006, by and between the Registrant and U.S. Stock Transfer Corporation (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 28, 2006).

10.1	1993 Stock Plan and forms of agreements thereunder (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-34120) filed with the Commission on April 5, 2000). (2)

10.2	2000 Stock Plan (Amended and Restated) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Commission on August 14, 2003). (2)

10.3	Forms of agreements under 2000 Stock Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-34120) filed with the Commission on April 5, 2000). (2)

10.4	2009 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2009). (2)

10.5	Fourth Amendment and Restatement to the 2004 Performance Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2009). (2)

10.6	Form of Stock Option Agreement under 2004 Performance Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005). (2)

10.7	Form of Restricted Stock Purchase Agreement under 2004 Performance Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005). (2)

10.8	Form of Indemnification Agreement by and between the Registrant and certain executive officers and directors of Registrant (Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 6, 2006). (2)

Exhibit Number	Description

10.8.1	Schedule of Parties to Indemnification Agreement (Incorporated by reference to Exhibit 10.10.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Commission on March 7, 2008).

10.9	Lease dated March 12, 2010 by and between the Registrant and The Irvine Company, LLC, for the lease of the office space located at 50 Technology Drive, Irvine, California (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 18, 2010).

10.10	First Amendment to Lease dated October 21, 2010 by and between the Registrant and The Irvine Company, LLC, for the lease of the office space located at 50 Technology Drive, Irvine, California. (4)

10.11	License Agreement dated as of December 13, 2001, by and between Otsuka Pharmaceutical Co., Ltd., and the Registrant (Incorporated by reference to Exhibit 10.21 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 2, 2002). (1)

10.12	Executive Employment Agreement dated March 13, 2006, by and between Vicente Anido, Jr., Ph.D. and the Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2006). (2)

10.13	Executive Employment Agreement dated February 10, 2003, by and between Lauren P. Silvernail and the Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, filed with the Commission on May 15, 2003). (2)

10.14	Form of Executive Employment Agreement by and between the Registrant and certain executive officers of the Registrant, each entered into on March 13, 2006 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2006). (2)

10.14.1	Schedule of Parties to Executive Employment Agreement (Incorporated by reference to Exhibit 10.21.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Commission on March 7, 2008).

10.15	Stand-Alone Stock Option Agreement dated December 21, 2001, by and between Vicente Anido, Jr., Ph.D. and the Registrant (Incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002). (2)

10.16	Change of Control Severance Agreement dated February 20, 2003 by and between Lauren Silvernail and the Registrant (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 6, 2006). (2)

10.17	Individual Non-Qualified Stock Option Agreement dated July 1, 2002, by and between Thomas A. Mitro and the Registrant (Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-103279) filed with the Commission on February 18, 2003). (2)

10.18	Individual Non-Qualified Stock Option Agreement dated August 5, 2002, by and between Kirk McMullin and the Registrant (Incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-103279) filed with the Commission on February 18, 2003). (2)

10.19	Bausch & Lomb Pharmaceuticals, Inc. Contract Manufacturing Supply Agreement dated February 6, 2003, by and between Bausch & Lomb Pharmaceuticals, Inc. and the Registrant (Incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on June 4, 2003). (1)

10.20	Bausch & Lomb Pharmaceuticals, Inc. Contract Manufacturing Supply Agreement dated November 25, 2002, by and between Bausch & Lomb Pharmaceuticals, Inc. and the Registrant (Incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on June 4, 2003). (1)

10.21	Agreement dated April 17, 2002, by and between Senju Pharmaceutical Co., Ltd. and AcSentient, Inc. (Incorporated by reference to Exhibit 10.43 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on June 4, 2003). (1)

10.22	Amendment to Timolol Agreement dated August 13, 2002, by and between Senju Pharmaceutical Co., Ltd. and the Registrant (Incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on April 30, 2003). (1)

Exhibit Number	Description

10.23	License Agreement dated March 7, 2002, by and between Senju Pharmaceutical Co., Ltd and AcSentient, Inc. (Incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on June 4, 2003). (1)

10.24	Amendment to Bromfenac License Agreement dated August 13, 2002, by and between Senju Pharmaceutical Co., Ltd and the Registrant (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on April 30, 2003). (1)

10.25	Second Amendment to Bromfenac License Agreement dated May 31, 2006, by and between Senju Pharmaceutical Co., Ltd and the Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

10.26	Letter Agreement, dated December 11, 2009, by and between Senju Pharmaceutical Co., Ltd and the Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 17, 2009).

10.27	Letter Agreement, dated December 11, 2009, by and between Senju Pharmaceutical Co., Ltd and the Registrant (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 17, 2009). (1)

10.28	License Agreement dated November 17, 2004, by and between the Registrant and Senju Pharmaceuticals Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 28, 2004). (1)

10.29	Supply Agreement dated August 30, 2004, by and between the Registrant and Alliance Medical Products, Inc. (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005). (1)

10.30	Exclusive License Agreement dated June 12, 2006, by and between the Registrant and Senju Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2006). (1)

10.31	Exclusive License Agreement dated June 12, 2006, by and between the Registrant and Senju Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2006). (1)

10.32	Exclusive License Agreement dated August 1, 2006, by and between the Registrant and Senju Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 3, 2006). (1)

10.33	Form of Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2007).

10.34	Exclusive License Agreement dated September 25, 2007, by and between Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.) (Incorporated by reference to Exhibit 10.47 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the Commission on November 6, 2007). (1)

10.35	Form of Warrant to purchase shares of common stock of Registrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.36	Facility Agreement dated September 26, 2008 by and between the Registrant and certain lenders named therein (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.37	Amendment dated September 26, 2008 by and between the Registrant and Highbridge International LLC (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.38	Registration Rights Agreement dated September 26, 2008 by and between the Registrant and certain investors named therein (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.39	Security Agreement dated September 26, 2008 by and between the Registrant and certain secured parties named therein (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2008).

10.40	Amended and Restated Loan and Security Agreement dated February 23, 2011 by and between Silicon Valley Bank and the Registrant. (4)

23.1	Consent of Independent Registered Public Accounting Firm. (4)

23.2	Consent of Independent Registered Public Accounting Firm. (4)

24.1	Power of Attorney (included in the signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. (4)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. (4)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (3)

(1)	Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to ISTA’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act of the Securities Exchange Act of 1934.
(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 15(a)(3) of Form 10-K.
(3)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(4)	Filed herewith.