Form 10-K/A
period 2010-12-31
ISTA PHARMACEUTICALS INC
filed 2011-04-28
CIK 930553

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company”

in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐     No  ☒

As of June 30, 2010, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $44,319,000.

As of March 31, 2011, there were 33,849,136 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of ISTA Pharmaceuticals, Inc. (ISTA, we, our, us, or the Company) for the year ended December 31, 2010, which was originally filed with the U.S. Securities and Exchange Commission, or which we refer to as the SEC, on February 25, 2011, is being filed solely to include responses to the items required by Part III. This Amendment No. 1 to the Annual Report on Form 10-K does not reflect events occurring after February 25, 2011, the date of the filing of our original Annual Report on Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to our Restated Certificate of Incorporation and Amended and Restated Bylaws, our board of directors, or which we refer to as the Board of Directors or the Board, currently consists of eight persons and one vacancy. Our Board is divided into three classes serving staggered terms of three years. The Class I directors, Peter Barton Hutt, Benjamin F. McGraw III, Pharm.D., and Andrew J. Perlman, M.D., Ph.D., are scheduled to serve until the annual meeting of stockholders in 2013. The Class II directors, Vicente Anido, Jr., Ph.D., Kathleen D. LaPorte, and Richard C. Williams, are scheduled to serve until the annual meeting of stockholders in 2011. The Class III directors, Dean J. Mitchell and Wayne I. Roe, are scheduled to serve until the annual meeting of stockholders in 2012.

The following table sets forth the names, ages as of February 28, 2011, principal occupations and year of appointment of our directors:

Name	Age	Principal Occupation	Director Since
Class I Directors
Peter Barton Hutt	76	Senior Counsel, Covington & Burling	2002
Benjamin F. McGraw III, Pharm.D	61	Managing Member, Long Shadows Asset Management, LLC	2000*
Andrew J. Perlman, M.D., Ph.D.	63	Chief Executive Officer of Innate Immune, Inc.	2006

Class II Directors
Vicente Anido, Jr., Ph.D.	58	President and Chief Executive Officer	2001
Kathleen D. LaPorte	49	Partner, New Leaf Venture Partners, LLC	2002
Richard C. Williams	67	President, Conner-Thoele Limited	2002

Class III Directors
Dean J. Mitchell	55	Chief Executive Officer, Lux Biotherapeutics Inc.	2004
Wayne I. Roe	60	General Partner of DFJ InCube Ventures, Inc.	1998*

*	Dr. McGraw and Mr. Roe resigned as directors on November 19, 2002 in connection with the closing of a private placement financing and were re-appointed as directors in December 2002.

Class I Directors

Peter Barton Hutt has served on our Board of Directors since November 2002. Mr. Hutt is senior counsel specializing in food and drug law in the Washington, D.C. based law firm of Covington & Burling. From time to time, Covington & Burling provides legal services to us. Mr. Hutt joined Covington & Burling in 1960 and was named partner in 1968, leaving from 1971 to 1975 to serve as Chief Counsel for the U.S. Food and Drug Administration, which we refer to as the FDA, and returning to Covington & Burling in September 1975. Mr. Hutt is the co-author of a casebook used to teach food and drug law throughout the country and teaches a full course on the subject annually at Harvard Law School. Mr. Hutt received a B.A. from Yale University and a LL.B. from Harvard University. In addition, Mr. Hutt received a Master of Laws degree in Food and Drug Law from New York University Law School. In the past five years, Mr. Hutt has served as a member of the boards of directors of Momenta Pharmaceuticals, Inc., Xoma Ltd., CV Therapeutics, Inc., Favrille, Inc., Introgen Therapeutics, Inc., and Celera Corporation, all of which are public companies. Mr. Hutt brings to our Board of Directors extensive experience and knowledge in the area of food and drug law.

Benjamin F. McGraw, III, Pharm.D. has served on our Board of Directors since April 2000, except for the period from November 2002 to December 2002. Dr. McGraw is the managing member of Long Shadows Asset Management, LLC, a registered investment advisor. Prior to this, Dr. McGraw was President and Chief Executive Officer since 1994, director since 1996, and Treasurer since 2006, of Valentis, Inc., a biotechnology company, until Valentis, Inc. was acquired by Urigen Pharmaceuticals, Inc., in July 2007. Prior to this, Dr. McGraw was Corporate Vice President for Corporate Development of Allergan, Inc., a public specialty pharmaceutical company focusing on ophthalmology, dermatology and neuromuscular indications, which we refer to as Allergan. Prior to this, he was an equity analyst and a fund manager at Carerra Capital Management. Prior to this, he was Vice-President, Development for Marion Laboratories and Marion, Merrell Dow, both of which were public companies. Dr. McGraw received a B.S. and a Doctor of Pharmacy from the University of Tennessee Center for the Health Sciences, where he also completed a clinical practice residency. In the past five years, Dr. McGraw has served as a member of the board of directors of Valentis, Inc. and Urigen, Inc., which are both public companies; as a managing member of Long Shadow Asset Management, LLC, which is a registered investment advisor and a member of the board of directors of TheraVida, Inc, a private biotechnology company. Dr. McGraw brings to the Board extensive experience in the biotechnology industry, as well as extensive experience in accounting and finance issues, and is an “audit committee financial expert” as defined by the rules of the SEC.

Andrew J. Perlman, M.D., Ph.D. has served on our Board of Directors since April 2006. Since August 2010, Dr. Perlman has served as a Venture Partner for CMEA Capital. Dr. Perlman is also the co-founder, and has served since October 2004 as the Chief Executive Officer, of Innate Immune, Inc., a private company engaged in the discovery and development of therapeutics for asthma and autoimmune diseases. Dr. Perlman served in various senior management positions, culminating as Executive Vice President, at Tularik, Inc., a public biotechnology company, from 1993 through October 2004, except from February 2002 to October 2002, when he served as the Chief Executive Officer and a member of the board of directors of Affymax, Inc., a private biopharmaceutical company. While at Tularik, Inc., Dr. Perlman’s principal responsibilities were in the areas of clinical research and business development in which he provided medical input and strategy for all of Tularik, Inc.’s clinical projects, and played an active role in Tularik, Inc.’s financing activities and in its merger with Amgen, Inc. in 2004. Prior to 1994, Dr. Perlman was a Senior Director of Clinical Research at Genentech, Inc., a public company, and served as a faculty member in the Department of Medicine at Stanford University. Dr. Perlman received an M.D. and a Ph.D. in Physiology from New York University. Dr. Perlman brings to our Board of Directors extensive experience in the biotechnology industry, specifically in the area of drug discovery and development.

Class II Directors

Vicente Anido, Jr., Ph.D. has served as our President and Chief Executive Officer and on our Board of Directors since December 2001. From June 2000 to September 2001, Dr. Anido was general partner for Windamere Venture Partners. From 1996 to 1999, Dr. Anido served as President and Chief Executive Officer of CombiChem, Inc., a private biotechnology company. From 1993 to 1996, he served as President of the Americas Region of Allergan. Dr. Anido received a B.S. in Pharmacy from West Virginia University and a Ph.D. in Pharmacy Administration from the University of Missouri. In the past five years, Dr. Anido has served as a member of the board of directors of Apria Healthcare, Inc., a public company. Dr. Anido brings to our Board of Directors extensive experience in the areas of sales and marketing, business development, equity and debt transactions and fund raising.

Kathleen D. LaPorte has served on our Board of Directors since November 2002. Ms. LaPorte is a Partner of New Leaf Venture Partners, LLC. Previously, Ms. LaPorte was a General Partner of the Healthcare Technology Group of the Sprout Group, which she joined in 1993 and became a General Partner of in 1994. Between 1987 and 1993, Ms. LaPorte was a principal at Asset Management Company, a venture capital firm focused on early-stage investments. Previously, Ms. LaPorte was a financial analyst with The First Boston Corporation. Ms. LaPorte received a B.S. from Yale University and an M.B.A. from Stanford University Graduate School of Business. In the past five years, Ms. LaPorte has served as a member of the boards of directors of Affymax, Inc., Transcept Pharmaceuticals, Inc., VNUS Medical Technologies, Inc., eHealth, Inc. and Adeza BioMedical Corp., which later merged with Cytyc Corp., all of which are public companies, as well as Prometheus Laboratories, Inc., which is a private company. Ms. LaPorte brings to our Board of Directors extensive experience in the areas of venture capital and fund raising.

Richard C. Williams has served on our Board of Directors since December 2002 and as Chairperson of our Board of Directors since July 2004. In 1989, Mr. Williams founded Conner-Thoele Limited, a consulting and financial advisory firm specializing in the healthcare industry and pharmaceutical segment, and since 1989, Mr. Williams has served as President of Conner-Thoele Limited. From 2000 to April 2001, Mr. Williams also served as Vice Chairman-Strategic Planning and director of King Pharmaceuticals, Inc., a public company. From 1992 to 2000, Mr. Williams served as Chairman and director of Medco Research, a then-public cardiovascular pharmaceutical development company, prior to its acquisition by King Pharmaceuticals, Inc. in 2000. From 1997 to 1999, Mr. Williams was Co-Chairman and a director of Vysis, Inc., a then-public genetic biopharmaceutical company. Prior to founding Conner-Thoele Limited, Mr. Williams held various operational and financial management officer positions with Abbott Laboratories, Erbamont, N.V., and American Hospital Supply Corporation, all of which are public companies and Field Enterprises, Inc., a private company. Mr. Williams received a B.A. from DePauw University and an M.B.A. from the Wharton School of Finance. In the past five years, Mr. Williams has served as a member of the boards of directors of Adamis Pharmaceuticals Corporation, Cellegy Pharmaceuticals, Inc. and EP MedSystems, Inc. all of which are public companies. Mr. Williams brings to our Board of Directors extensive experience in the biotechnology industry, specifically in the areas of overall strategy and investor relations, as well as extensive experience in accounting and finance issues, and is an “audit committee financial expert” as defined by the rules of the SEC.

Class III Directors

Dean J. Mitchell has served on our Board of Directors since July 2004. In July 2010, Mr. Mitchell was appointed President and Chief Executive Officer of Lux Biotherapeutics, Inc., a private biopharmaceutical company, and was also appointed a member of its board of directors. In 2009, he was appointed as a non-executive director of Talecris Biopharmaceuticals, Inc., a public company and Intrexon Corporation, a private company. He was previously President and Chief Executive Officer of Alpharma Inc., a public company, and was also appointed a member of its board of directors in July 2006. Alpharma Inc. was acquired by King Pharmaceuticals, Inc. in December 2008, and Mr. Mitchell ceased to be an officer and a director of Alpharma Inc. on December 29, 2008. Prior to this, he was President and Chief Executive Officer of Guilford Pharmaceuticals Inc., a public company, from December 2004 until its acquisition by MGI Pharma Inc., a public company, in October 2005, and was a non-executive director of MGI Pharma Inc. until its acquisition by Eisai Co., Ltd. in January 2008. Mr. Mitchell was at Bristol-Myers

Squibb, a public company, from 2001 until 2004 in several roles including President International, President U.S. Primary Care and Vice President, Strategy. He also spent 15 years at Glaxo SmithKline, a public company, and its predecessor companies, most recently as Senior Vice President, Clinical Development and Product Strategy from 1999 to 2001, and prior to that as Vice President and General Manager, Specialty Divisions, Strategic Planning and Business Development, from 1995 to 1999. He received an M.B.A. from City University Business School, in London, U.K., and a B.Sc. degree in Biology from Coventry University, U.K. In the past five years, Mr. Mitchell has served as a member of the boards of directors of Alpharma, Inc., Guilford Pharmaceuticals, Inc., MGI Pharma Inc., and Talecris Biopharmaceuticals, all of which were then public companies, and Intrexon Corporation, a private company. Mr. Mitchell brings to our Board of Directors extensive experience in the pharmaceutical industry, specifically in the areas of management, business and corporate development, sales and marketing and clinical development.

Wayne I. Roe has served on our Board of Directors since June 1998, except for the period from November 2002 to December 2002. Mr. Roe was Senior Vice President for United Therapeutics Corporation, a public biotechnology company, from November 1999 to November 2000. From November 1988 to March 1999, Mr. Roe founded and served in various management positions at Covance Health Economics and Outcome Services, a consulting firm for life sciences companies, last serving as Chairman of the board of directors. Mr. Roe has been a general partner of InCube Ventures, Inc., a medical device-focused venture capital firm, since 2008. Mr. Roe received an M.A. in Political Economy from the State University of New York and an M.A. in Economics from the University of Maryland. In the past five years, Mr. Roe has served as a member of the boards of directors of Aradigm, Inc., Favrille, Inc., and Celera Corporation, all of which are public companies. Mr. Roe brings to our Board of Directors extensive experience in the pharmaceutical and medical device industries, specifically in the areas of development and commercialization of pharmaceutical and medical device products, as well as extensive experience in accounting and finance issues.

Other Executive Officers

Lauren P. Silvernail (52) has served as our Chief Financial Officer and Vice President, Corporate Development since March 2003. From 1995 to March 2003, Mrs. Silvernail served in various operating and corporate development positions for Allergan, most recently serving as Vice President, Business Development. From 1989 to 1994, she was a general partner at Glenwood Ventures and served as a director and operating manager for several of its portfolio companies. Mrs. Silvernail received an M.B.A. from the University of California, Los Angeles.

Thomas A. Mitro (53) has served as our Vice President, Sales & Marketing since July 2002. From 1980 to 2002, Mr. Mitro held several positions at Allergan, including Vice President, Skin Care, Vice President, Business Development and Vice President, e-Business. Mr. Mitro received a B.S. degree from Miami University.

Marvin J. Garrett (60) has served as our Vice President, Regulatory Affairs, Quality & Compliance since June 1999. From May 1994 to June 1999, Mr. Garrett was Vice President, Regulatory Affairs and Clinical Research for Xoma, Ltd., a public company. From 1990 to 1994, he was President and General Manager of Coopervision Pharmaceutical, a division of the Cooper Companies, Inc. Prior to joining Coopervision Pharmaceutical, Mr. Garrett was Vice President of Regulatory Affairs, Clinical Research and Quality for Iolab Pharmaceuticals, a Johnson & Johnson Company, and also Director of Regulatory Affairs for Allergan. Mr. Garrett received a B.S. in Microbiology from California State University, Long Beach.

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

Kathleen McGinley (61) has served as our Vice President, Human Resources and Corporate Services, since November 2003. From January 2003 to November 2003, Ms. McGinley served as a consultant to us. From May 2000 to January 2003, Ms. McGinley served as Director and Vice President, Human Resources for Littlefeet, Inc., a private company. From December 1999 to May 2000, Ms. McGinley served as Director of Human Resources for Combi-Chem/Dupont Pharmaceuticals, a private company. Ms. McGinley received an M.S. from the University of Tennessee, Knoxville.

Kirk McMullin (57) has served as Vice President, Operations since August 2002. From 1995 to 2002, Mr. McMullin was Vice President, Worldwide Manufacturing Support for Allergan. Mr. McMullin received a B.A. from Humboldt State University.

Glenn E. Davis (61) has served as our Vice President, Legal and Chief Compliance Officer since March 2009, prior to which he served as a consultant from 2006 to 2009. Mr. Davis has practiced food and drug law for over 36 years, in private practice with Kleinfeld, Kaplan & Becker, and in-house at Syntex (U.S.A.) Inc. and Allergan. Mr. Davis received a B.A. from the London School of Economics, an A.B. from the University of the Pacific, summa cum laude and a J.D. from the University of California Boalt Hall School of Law.

Brian G. Drazba (49) has served as our Vice President, Finance and Chief Accounting Officer since June 2009. From September 1992 to February 2009, Mr. Drazba held several positions at InSight Health Corp., a public company, the most recent as Senior Vice President and Chief Accounting Officer. Mr. Drazba received a B.A. from the University of San Diego.

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

The Board’s role in our risk oversight process includes receiving regular reports from members of senior management on areas of material risk to us, including operational, financial, legal and regulatory, and strategic and reputational risks. The full Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from the appropriate “risk owner” within the organization to enable it to understand our risk identification, risk management and risk mitigation strategies. When a committee receives the report, the Chairperson of the relevant committee reports on the discussion to the full Board during the committee portion of the next Board meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk inter-relationships. As part of its charter, the Audit Committee discusses our policies with respect to risk assessment and risk management.

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

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee comprised of Richard C. Williams (Chairperson), Benjamin F. McGraw, III, Pharm.D. and Wayne I. Roe, all of whom meet the definition of “independent” set forth in Rule 5605(a)(2) of the NASDAQ Listing Rules, as well as Section 10A(m) of the Securities Exchange Act of 1934, as amended, or which we refer to as the Exchange Act, and Rule 10A-3 thereunder. The Board has also designated Mr. Williams and Dr. McGraw as our “audit committee financial experts”, as defined by the rules of the SEC. The Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of more than 10% of our common stock to file reports of ownership and reports of changes in the ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of such reports and amendments thereto we received during or with respect to its most recent fiscal year and upon written representations regarding all reportable transactions, we did not identify any such required report that was not timely filed, except that Mr. Davis filed an amended Form 3 to report shares that were inadvertently excluded from the Form 3 filed with the SEC on December 16, 2010.

Code of Ethics

Our Board adopted our Code of Ethics and Conduct which applies to our principal executive officer and our principal financial officer and principal accounting officer, as well as to all of our other employees. A copy of the Code of Ethics and Conduct is available on our website free of charge at www.istavision.com. If any substantive amendments are made to the written code of ethics, or if any waiver (including any implicit waiver) is granted from any provision of the Code of Ethics and Conduct for our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website at www.istavision.com and/or in a Current Report on Form 8-K.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION & ANALYSIS

This discussion and analysis summarizes our philosophy, strategy and the major details of our approach to compensating our Chief Executive Officer, our Chief Financial Officer and each of our other three most highly compensated executive officers as of the end of the last fiscal year and whose total compensation exceeded $100,000; and who are named in the tables below and referred to as our “Named Executive Officers” or “NEOs”.

2010 Executive Summary

Our performance in 2010 was strong

Despite a challenging economy, we achieved strong financial and operational performance during 2010. The key results of the year are summarized below:

•	we exceeded our 2010 financial objectives by achieving net revenues of $156.5 million and net income of $2.2 million (excluding warrant expense);

•	we successfully obtained approval to market BROMDAY and launched it shortly thereafter;

•	we achieved a market share of 4.4% for BEPREVE as measured in total prescription dollars; and

•	our one-year and three-year total stockholder return was 12.5% and 1.5%, respectively, which ranks us near the 70th percentile for each among all firms in the pharmaceuticals & biotechnology industry.

We pay for performance

Despite the challenging corporate and operational goals we set for our NEOs, the NEOs were able to achieve almost all of the goals set for them and were compensated accordingly.

•	Our strong performance in 2010 resulted in funding of our annual incentives at nearly target, demonstrating a strong alignment between pay and performance;

•	Base salary merit increases for our NEOs were reflective of individual and Company performance and ranged from 3.0% to 5.7%;

•

We emphasize at-risk, performance-based compensation whereby approximately 64% of our Chief Executive Officer’s pay is incentive-based and approximately 49%, on average, is incentive-based for all other NEOs; and

•

We use a mix of stock options and restricted stock for long-term incentives which motivates executives, including the NEOs, to increase the long-term value of the company and aligns our executives with shareholders.

Our pay practices are simple, straightforward and fair

Our compensation arrangements for our NEOs are consistent with other executives across the company and are simple and straightforward.

•	We provide base salary, annual cash bonus, long-term incentives, a nominal perquisite (financial planning), and employment and change-in-control arrangements;

•

Our peer group used for external compensation comparisons consists of twelve companies that are similar in size and industry as compared to us and spend similar amounts on research and development. The median annual revenues of the peer group approximates our revenues;

•

Relative to the market, our pay for NEOs approximates, on average, the 50th percentile for base salary, 60th percentile for target total cash compensation, and below the 25th percentile for long-term incentives; and

•	We have several design features in our programs that reduce the likelihood of excessive risk-taking.

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

We do not provide gross-ups, which means our NEOS are liable to pay their own taxes if excise tax under Section 280G of the Internal Revenue Code of 1986, or the Code, is triggered.

Target pay and mix for compensation elements

The Compensation Committee reviews both total compensation and each element of compensation when making pay decisions and recommendations to our Board of Directors. Although actual compensation can be above or below targets based on individual and Company performance, retention considerations and executive experience, we generally target the following market percentiles for compensation for our executives:

•

Base salary is targeted at the 50th percentile of our peer group in the life sciences field (see also “Role of the Compensation Consultant in the Compensation Determination Process” below) to ensure that we provide a competitive pay package and provide executives with a level of security for at least a portion of their pay;

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

In allocating compensation among these elements, we have pursued an overall compensation strategy for executives that emphasizes incentive, not fixed, compensation as illustrated by the following:

•

The base salary of our Chief Executive Officer is only 36% of his total 2010 compensation package, with the remaining 64% based on incentive compensation (based on 2010 base salary, 2010 annual bonus paid in 2011, and the value of long-term incentives granted in 2010);

•

The base salaries of our other NEOs (each of whom, in addition to our Chief Executive Officer, are identified in the Summary Compensation Table below), on average, were 51% of their total 2010 compensation packages, with the remaining 49% based on incentive compensation (based on 2010 base salary, 2010 annual bonus paid in 2011, and the value of long-term incentives granted in 2010); and

•

We have also emphasized long-term compensation over short-term compensation given that we are in our early stages of growth where a long-term focus is critical and given that we attract executives who are generally more motivated by long-term compensation than by short-term compensation.

Compensation Element Details

Base salary

We pay base salaries to reward our NEOs for performing the core responsibilities of their positions and to provide them with a level of security with respect to a portion of their compensation. The primary factors considered by the Compensation Committee in establishing or making recommendations to the Board of Directors regarding base salaries are:

•	individual and Company performance;

•	executive experience, position criticality and overall responsibility of the executive;

•	comparable company and survey market data; and

•	internal equity among positions.

NEO salaries are considered for adjustment annually as part of our annual review process. The base salary of our Chief Executive Officer is recommended by the Compensation Committee and approved by our Board of Directors. The base salaries of all other NEOs are approved by the Compensation Committee. The Compensation Committee reviewed the base salaries for the NEOs for the fiscal year ended December 31, 2009, and determined that not all NEOs met the objective to provide base salaries at the 50th percentile of our peer group. In February 2010, the Compensation Committee (and the Board of Directors in the case of our Chief Executive Officer) approved merit increases for our NEOs ranging from 3.0% to 5.7% based on individual and company performance as well as market data.

Annual cash bonus plan

In February 2010, our Board of Directors, upon recommendation of the Compensation Committee, adopted a cash bonus plan for 2010, which we refer to as the Bonus Plan. Under the Bonus Plan, participating executive officers and employees were eligible to earn cash bonus compensation based on 2010 Company and individual performance. The Bonus Plan is designed to reward achievement of pre-determined Company and individual objectives. No bonus is guaranteed to any NEO or employee.

In 2010, the Bonus Plan was weighted on achievement of specific financial goals that we believe are appropriate for a commercial pharmaceutical company of our size. For 2010, funding for the Bonus Plan was weighted 70% on achievement of specific financial goals and 30% on achievement of specific milestones, as discussed further below. Under the Bonus Plan, executives were eligible to receive all or a portion of a target bonus expressed as a percentage of their respective base salaries (which range from 65% for our Chief Executive Officer and to 40% to 50% for all other NEOs).

With respect to our 2010 financial goals (which represented 70% of the total bonus opportunity), our Board of Directors, upon recommendation of the Compensation Committee, adopted guidelines to determine tiered funding based on achieving net revenues of $155.0 million and net income of $1.0 million (excluding the valuation of the warrants issued in connection with the Facility Agreement dated September 26, 2008 by and between the Company and the lenders named therein). Achievement was measured based on a percentage of the target amounts indicated in the preceding sentence, with 60% achievement being the minimum and yielding an initial funding of 60% of the Bonus Plan. However, regardless of any minimum funding amounts and objective achievement determinations, Bonus Plan funding continues to be at the discretion of our Board of Directors. The portion of the funding of the Bonus Plan that was based on milestones (which represents 30% of the total bonus opportunity) involved obtaining FDA approval to market BROMDAY (which represents 15% of the total bonus opportunity) and achieving a market share of 7.4% for BEPREVE, as measured in total prescription dollars (which represents 15% of the total bonus opportunity). Our Board of Directors considered these goals and milestones as challenging to achieve, and designed such goals and milestones to focus executive attention on key accomplishments that could enhance our long-term value.

In 2010, we (i) exceeded our financial objectives by achieving $156.5 million in net revenues and $2.2 million in net income (excluding warrant expense), (ii) we met our objective to obtain approval to market BROMDAY, and (iii) we met 60% of our objective related to achieving a market share of 7.4% for BEPREVE.

Using the pre-established funding guidelines for the financial portion of the Bonus Plan (70% of the total bonus opportunity) and the milestone portion of the Bonus Plan (30% of the total bonus opportunity), the funding of the Bonus Plan was set at 97% for fiscal 2010.

2010 Goals	Bonus Funding Opportunity at Targeted Performance Levels	2010 Achievement Levels	Bonus Funding Based on 2010 Achievement Levels
Achieve $155.0 million in net revenues and $1.0 million in net income (excluding warrant expense)	70%	Met 104% of Goal Net revenues of $156.5 million Net income of $2.2 million (excluding warrant expense)	73%
Obtain approval to market BROMDAY	15%	Met Goal BROMDAY was approved to market	15%
Achieve BEPREVE dollar market share in all audiences of 7.4%, measured in total prescription dollars	15%	Met 60% of Goal Dollar market share in all audiences of 4.4% at year end	9%
Totals	100%	N/A	97%

Once our Board of Directors has established the funding level for the Bonus Plan, individual determinations of bonuses are calculated for the Chief Executive Officer and the other NEOs based on their achievement of corporate and their individual goals. The Chief Executive Officer’s goals are identical to our funding goals, so he is measured 70% on financial performance and 30% on achievement of our specific milestone goals. Other NEOs’ goals are based on other individual objectives, as described further in the table below. The Compensation Committee and our Board of Directors considered these individual objectives as challenging to achieve, and designed such individual objectives to focus executive attention on key accomplishments that will enhance our long-term value.

The 2010 individual objectives for each of our NEOs, along with their relative weight and level of achievement, are as follows:

Named Executive Officer	Position	2010 Base Salary	Incentive Target (1)	Objective	Objective Weight		Level of Achievement
Vicente Anido, Jr., Ph.D.	President and Chief Executive Officer	$532,912	65%	Achieve $155.0 million in net revenues and $1.0 million in net income (excluding warrant expense)	70%		104%

				Obtain approval to market BROMDAY	15%		100%

				Achieve BEPREVE dollar market share in all audiences of 7.4%, measured in total prescription dollars	15%		60%

Lauren P. Silvernail	Chief Financial Officer and Vice President, Corporate Development	$311,140	50%

Manage department and corporate expenses to ensure achievement of quarterly and annual budget targets

Identify, source and analyze key business development opportunities, particularly product acquisitions and/or in-licenses for products reaching the completion of clinical development (or later).

					35 35	% %	100 100	% %

				Complete initial phase of legal process for key projects	30%		100%

Named Executive Officer	Position	2010 Base Salary	Incentive Target (1)	Objective	Objective Weight		Level of Achievement
Thomas A. Mitro	Vice President, Sales and Marketing	$315,908	45%	Achieve $155.0 million in net revenues Launch of BROMDAY after approval to market and initiate conversion from XIBROM	70 15	% %	104 100	% %

				Achieve BEPREVE dollar market share in all audiences of 7.4%, measured in total prescription dollars	15%		60%

Marvin J. Garrett	Vice President, Regulatory Affairs, Quality, and Compliance	$314,269	40%	Meet department financial objectives and manage department expenses to ensure achievement of Company’s financial targets	70%		100%
				Obtain approval and launch of BROMDAY	15%		100%

				Support achievement of BEPREVE dollar market share in all audiences of total prescription dollars by training within organization	15%		60%

Timothy R. McNamara, Pharm. D.	Vice President, Clinical Research and Medical Affairs	$312,829	40%	Support achievement of $155.0 million in net revenues as well as meet department financial objectives, manage department expenses to ensure achievement of Company’s financial targets	40%		104%

				Obtain approval of BROMDAY	10%		100%

				Oversee development of publications and additional Medical Affairs activities to support BEPREVE launch	10%		100%

				Initiate clinical programs in bromfenac for dry eye disease and bepotastine nasal by successfully meeting enrollment objectives for at least one trial in each program under a Special Protocol Assessment.	40%		100%

(1)	Targets expressed as a percentage of the executive officer’s 2010 base salary.

The Compensation Committee was responsible for evaluating the individual performance of the Chief Executive Officer for the 2010 fiscal year and for submitting to our Board of Directors the Compensation Committee’s recommendation regarding the amount of the cash bonus payable to the Chief Executive Officer under the Bonus Plan. The Compensation Committee’s recommendations are initially based upon the Company’s actual level of achievement of the Company’s financial and milestone goals, with achievement of

100% of a Company goal initially yielding 100% funding of the portion of the Chief Executive Officer’s bonus represented by that particular target. However, following that objective determination, the Compensation Committee also considers other relevant factors that may impact Company performance and the Chief Executive Officer’s role in achieving results, when submitting its recommendations to the Board, and may adjust the amounts accordingly. Thus, the Compensation Committee uses a quantitative approach to measure achievement of objective criteria, but also exercises appropriate discretion in recommending and determining performance compensation, and can recommend a bonus in excess of or less than the previously established target bonus or the amounts resulting from the individual objective achievement calculations. Our Board of Directors has the final authority to approve the Compensation Committee’s recommendation regarding the amount of the cash bonus payable, if any, to the Chief Executive Officer under the Bonus Plan. For fiscal 2010, our Board of Directors approved the Compensation Committee’s recommendations for the Chief Executive Officer’s cash bonus amount without change.

The Chief Executive Officer was responsible for evaluating each participating executive officer’s 2010 performance and for submitting his recommendations to the Compensation Committee regarding the amount of the cash bonus payable to each such executive officer. The Chief Executive Officer’s recommendations are initially based upon the Chief Executive Officer’s assessment of each executive officer’s actual level of achievement of his or her individual objectives for 2010, with achievement of 100% of a performance target yielding an initial funding of the portion of the individual’s bonus represented by that particular target equal to 100% multiplied by the overall percentage of Bonus Plan funding. However, following that objective determination, the Chief Executive Officer also considers other relevant factors that may impact performance of the other NEOs in achieving Company results. Thus, the Chief Executive Officer uses a quantitative approach to measure achievement of objective criteria, but also exercises appropriate discretion in recommending and determining performance compensation, and can recommend bonuses in excess of or less than the previously established target bonuses or the amounts resulting from the objective achievement calculations when submitting his recommendations to the Compensation Committee, and may adjust the amounts accordingly. The Compensation Committee has the final authority to approve the Chief Executive Officer’s recommendations regarding the amount of the cash bonus, if any, payable to each executive officer under the Bonus Plan. For fiscal 2010, the Compensation Committee approved the Chief Executive Officer’s recommendations for the other NEOs’ cash bonus amounts.

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

We will not time or select the grant dates of any stock options or stock-based awards in coordination with our release of material non-public information, nor will we have any program, plan or practice to do so. In 2006, the Compensation Committee adopted specific policies regarding the grant dates of stock options and stock-based awards for our executive officers and employees:

•

New Hire Grants: The grant date of all awards to newly hired executive officers and employees is the date on which the individual commences employment with us (or the next succeeding business day that The NASDAQ Global Market is open). The exercise price of all new hire stock options equals the closing price of our common stock on the grant date.

•

Annual Grants: The Compensation Committee approves the annual award grants to our executive officers and our Chief Executive Officer, having been delegated the authority by the Compensation Committee, approves the annual award grants to employees at one or more meetings. The grant date of the annual awards for the The NEOs is the date the Board of Directors approves the grant. The grant date of all other annual awards is the date the Chief Executive Officer, having been delegated the authority by the Compensation Committee, approves the grant. Both approvals occur during the first quarter following the calendar year in accordance with our compensation review timeline.

While we have historically targeted the 50th percentile of our peer group using the Black-Scholes model for valuation, due to several factors including the impact on dilution if the 50th percentile were targeted in 2010, the Compensation Committee recommended and our Board of Directors agreed, to grant the same number of shares to our executives in 2010 as compared to 2009. The value of these grants was substantially less than the targeted 50th percentile.

In 2010, long-term incentive awards were delivered in the form of both stock options and restricted stock awards, generally with the following weightings:

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

•

restricted stock has more retentive value in the event of a downturn in the stock markets and helps align employees’ interests with our stockholders interest, in that employees would not only have an interest in increasing the value of the stock, but also an interest in avoiding price declines; and

•

the competitive marketplace uses restricted stock for at least a portion of the long-term incentive award and we want to ensure that our long-term incentive package remains competitive with the market.

Despite these potential advantages of restricted stock, the Compensation Committee still believes that continuing to grant a high percentage of the total long-term incentive package in stock options is important to ensure that employees are appropriately motivated to increase our long-term value.

Decisions around the size of long-term incentive awards for the Chief Executive Officer are made by our Board of Directors, upon recommendation of the Compensation Committee, after careful consideration of the following factors:

•	company and individual performance;

•	comparable company and survey peer group data;

•	retention considerations;

•	impact on dilution; and

•	existing equity holdings of the executive.

Decisions around the size of long-term incentive awards for the other NEOs are made by the Compensation Committee after careful consideration of the following factors:

•	Company and individual performance;

•	the Chief Executive Officer’s recommendations;

•	comparable company and survey peer group data;

•	retention considerations;

•	internal equity;

•	executive potential;

•	impact on dilution; and

•	existing equity holdings of the NEOs.

The Chief Executive Officer was granted 36,350 restricted shares and options to purchase 163,650 shares of common stock in 2010. Other NEOs received restricted stock grants ranging from 8,000 to 16,700 shares and options to purchase shares of common stock ranging from 36,000 to 61,350 shares in 2010.

Perquisite

We only offered one nominal perquisite to our NEOs. Each NEO is provided with a taxable benefit of $5,000 to cover the NEO’s cost of tax preparation, financial planning or other non-reimbursable expenses at the executive’s discretion. The purpose of providing this benefit is to ensure that NEOs are focused on their Company responsibilities and not on taxes or financial planning, and to ensure that the NEOs receive quality and ethical advice on these matters.

Employment and change in control agreements

We have executive employment agreements, or the Executive Employment Agreements, with each of our NEOs. We have these Executive Employment Agreements to provide a competitive total compensation package for the NEOs and to provide the NEOs with individual financial security in the event that such NEOs are in the position of making our decisions such as selling us or making an acquisition that may impact the NEO’s own position with us. The level of benefit provided under the Executive Employment Agreements was established after a careful review of employment agreements with executives at comparable companies and after quantifying our financial exposure under the Executive Employment Agreements in the event of an executive termination of employment of or NEOs under a variety of circumstances.

Each Executive Employment Agreement provides for an annual base salary and eligibility to receive an annual target bonus and equity awards. Annual adjustments to base salary, and the determination of bonuses and equity awards, are at the discretion of our Board of Directors, with respect to Chief Executive Officer, and the discretion of the Compensation Committee, with respect to the other NEOs.

Each NEO’s employment may be terminated at any time with or without cause, or by reason of death or disability, or each NEO may voluntarily resign at any time with or without good reason. Each Executive Employment Agreement provides for specific benefits under a variety of termination scenarios. A detailed description and quantification of those potential benefits is described on pages 20 to 24 of this amendment No. 1 to our Annual Report on Form 10-K.

Compensation Determination Process

Role of the Compensation Committee

The Compensation Committee of the Board of Directors, comprised of three independent directors, oversees our executive compensation programs. The Chief Executive Officer’s total compensation is recommended by the Compensation Committee and approved by our Board of Directors. The compensation of all other NEOs is recommended by the Chief Executive Officer and approved by the Compensation Committee. See also “Compensation Element Details” above and “Role of Management in the Compensation Determination Process” below.

The specifics of the responsibilities of the Compensation Committee can be found in the Compensation Committee’s charter located on our website at www.istavision.com. The Compensation Committee meets regularly regarding compensation issues and regularly receives input from its independent compensation consultant, Pearl Meyer & Partners, or who we refer to as PM&P.

Role of management in the compensation determination process

Management plays a limited role in the compensation determination process. The Chief Executive Officer prepares annual reviews for top executives and makes compensation recommendations for his direct reports to the Compensation Committee. At the request of the Compensation Committee, management occasionally makes proposals to the Compensation Committee regarding incentive targets, incentive plan structure and other compensation related matters.

Role of the Compensation Consultant in the compensation determination process

In 2010, the Compensation Committee engaged PM&P as its independent, objective compensation consultant. PM&P reports directly to the Chairperson of the Compensation Committee and does not provide any services to us other than those requested by the Chairperson of the Compensation Committee or his or her designee. PM&P assists the Compensation Committee and management in understanding compensation concepts, management proposals relating to changes in compensation, and changing regulatory requirements. Primary services provided to the Compensation Committee by PM&P in 2010 included:

•

recommended changes to our peer group of comparable companies in the life sciences field that were of similar size, revenues and amount spent on research and development, to us. Based on PM&P’s structured peer group review process and recommendations:

•

Durect Corp, Pain Therapeutics, Inc., and Pozen Inc. were removed from the peer group because their revenues were less than 1/3rd of ours and Noven Pharmaceuticals was removed from the peer group because it was acquired.

•

Biomarin Pharmaceuticals, Inc., Cumberland Pharmaceuticals, Medicines Co, Salix Pharmaceuticals Ltd., and Viropharma were added to the peer group due to their similar size and amount spent on research and development to us were added; and

•

in sum, our 2010 peer group consisted of 12 companies with a median revenues size that approximated ours and included Auxilium Pharmaceuticals, Inc., Biomarin Pharmaceuticals, Inc., Cumberland Pharmaceuticals, Depomed, Inc., Inspire Pharmaceuticals, Inc., Jazz Pharmaceuticals, Inc., Medicines Co, Questcor Pharmaceuticals, Inc., Salix Pharmaceuticals Ltd., Santarus, Inc., Viropharma, Inc., and VIVUS Inc;

•	a competitive analysis of compensation for each executive utilizing peer group compensation data, and size and industry appropriate broad survey data;

•	a review of the long-term incentive program;

•	assistance with the preparation of our executive compensation disclosures;

•	a competitive analysis of board of directors’ compensation; and

•	general compensation advice.

Specifics of compensation determination process

For 2010, the compensation determination process followed by the Compensation Committee was as follows:

•

On January 28, 2010, the Compensation Committee reviewed guidelines prepared by management at the Compensation Committee’s request regarding tiered funding of the financial component of the Bonus Plan based on different levels of financial performance. The Compensation Committee also reviewed proposed milestone goals. After discussion and deliberation, the Compensation Committee recommended that our Board of Directors approve financial (which represented 70% of the total Bonus Plan funding opportunity) and milestone guidelines (which represented 30% of the total Bonus Plan funding opportunity) for the Bonus Plan and placing a cap on bonus payouts and maximum achievement levels for the 2010 non-equity incentive plan, which were subsequently approved by our Board of Directors;

•

Also on January 28, 2010, the Compensation Committee reviewed the compensation of the Chief Executive Officer. In considering the appropriate level of compensation of the Chief Executive Officer, the Compensation Committee reviewed the Chief Executive Officer’s total current compensation and the Company and the Chief Executive Officer’s performance, as well as peer group and survey data compiled by PM&P. The Chairperson of the Compensation Committee recommended a 2010 base salary, target bonus and a 2010 annual equity grant for the Chief Executive Officer based on the factors previously described. After discussion and deliberation, the Compensation Committee agreed with the Compensation Committee Chairperson’s recommendations, and made a recommendation to our Board of Directors to approve the Chief Executive Officer’s 2010 base salary, target bonus and equity grant, which was subsequently approved by our Board of Directors;

•

On February 2, 2010, the Compensation Committee reviewed the compensation of the other NEOs. In considering the appropriate level of compensation for the other NEOs, the Compensation Committee reviewed the other NEOs’ total current compensation, the Company and each of the other NEO’s performance and the Chief Executive Officer’s recommendations, as well as peer group and survey data compiled by PM&P. After discussion and deliberation, the Compensation Committee approved the Chief Executive Officer’s recommendations regarding the other NEOs’ 2010 base salary, target bonus and equity grants;

•	On May 5, 2010, upon discussion and deliberation, the Compensation Committee approved the 2010 peer group to be used for external compensation comparisons;

•

On June 18, 2010, the Compensation Committee reviewed the compensation of the independent directors. In considering the appropriate level of compensation for the independent directors, the Compensation Committee reviewed the peer group and survey data compiled by PM&P. After discussion and deliberation, the Compensation Committee recommended that our Board of Directors approve an increase in the annual retainer (from $20,000 to $40,000) for all independent directors of the Board for 2010. In addition, an initial grant for a new member joining the Board was set at 40,000 stock options. Both recommendations were subsequently approved by our Board of Directors;

•

On January 27, 2011, the Compensation Committee reviewed our performance against the pre-established goals for funding of the Bonus Plan and, after discussing and reviewing the guidelines for the financial and milestone portions of the total Bonus Plan opportunity, the Compensation Committee determined and recommended to our Board of Directors that the Bonus Plan be funded at 97%. Also on January 27, 2011, the Compensation Committee reviewed and discussed the performance of the Chief Executive Officer in 2010 against the accomplishment of our goals in 2010, and recommended to our Board of Directors that the Chief Executive Officer receive a bonus of 97% of his target bonus;

•

On February 7, 2011, our Board of Directors approved that the Bonus Plan be funded at 97%, as recommended by the Compensation Committee. Also on February 7, 2011, our Board of Directors approved the Chief Executive Officer’s bonus at 97% of his target bonus, as recommended by the Compensation Committee. Also on February 7, 2010, the Compensation Committee approved the other NEOs’ bonuses, which ranged from 94% to 101% of their target bonuses, depending on the achievement of their individual objectives and the Committee’s discretion.

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

•

We use restricted stock for a significant portion of our equity award mix because restricted stock retains value even in a depressed market and executives will be less likely to take unreasonable risks to get, or keep, options “in-the-money;”

•	Maximum payout levels for bonuses are capped;

•	The Compensation Committee has downward discretion over incentive program payouts; and

•	For compensation benchmarking purposes, we employ an appropriate peer group derived from a standardized process.

Impact of Accounting and Tax

Section 162(m) of the Code, may limit our ability to deduct, for U.S. federal income tax purposes, compensation in excess of $1,000,000 paid to our Chief Executive Officer and four other highest paid executive officers in any one fiscal year.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during fiscal year 2010 served as an officer, former officer or employee of us or any of our subsidiaries. During fiscal year 2010, none of our executive officers served as a member of the compensation committee of any other entity, one of whose executive officers served as a member of our Board of Directors or Compensation Committee, and none of our executive officers served as a member of the board of directors of any other entity, one of whose executive officers served as a member of our Compensation Committee.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K.

Compensation Committee:

Benjamin F. McGraw, III, Pharm.D. (Chairman)

Kathleen D. LaPorte

Dean J. Mitchell

The above Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other of our filings, whether under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before or after the date of this Amendment No. 1 to the Annual Report on

Form 10-K and irrespective of any general incorporation language in such filing, except to the extent we specifically incorporates this Amendment No. 1 to the Annual Report on Form 10-K by reference therein.

Summary Compensation Table

The following table summarizes aggregate amounts of compensation paid or accrued by us for the year ended December 31, 2010, for services rendered by our chief executive officer, chief financial officer and each of our other three most highly compensated executive officers as of the end of the last fiscal year whose total compensation exceeded $100,000, referred to in this proxy statement collectively as the NEOs.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)[1]	Option Awards ($)[1]	Non- Equity Incentive Plan Compensation ($)[2]	All Other Compensation ($)[3]	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)
Vicente Anido, Jr., Ph.D.	2010	$532,912	$131,951	$461,869	$336,001	$5,000	$1,467,733
President and Chief Executive Officer	2009	$517,390	$37,768	$131,935	$493,155	$5,000	$1,185,248
	2008	$502,320	$162,085	$470,739	$228,556	$5,000	$1,368,700
Lauren P. Silvernail	2010	$311,140	$32,670	$132,648	$152,412	$5,000	$633,870
Chief Financial Officer and Vice President, Corporate Development	2009	$302,078	$9,351	$37,891	$208,937	$5,000	$563,257
	2008	$293,280	$46,820	$138,072	$98,000	$5,000	$581,172
Thomas A. Mitro	2010	$315,908	$60,621	$173,148	$137,894	$5,000	$692,571
Vice President, Sales and Marketing	2009	$301,852	$17,351	$49,460	$201,597	$5,000	$575,260
	2008	$288,206	$58,859	$156,338	$110,000	$5,000	$618,403
Marvin J. Garrett	2010	$314,269	$29,040	$118,537	$126,813	$5,000	$593,659
Vice President, Regulatory Affairs, Quality and Compliance	2009	$305,116	$8,312	$33,860	$168,057	$5,000	$520,345
	2008	$296,229	$44,590	$126,566	$78,000	$5,000	$550,385
Timothy R. McNamara, Pharm. D.	2010	$312,829	$29,040	$101,603	$117,737	$5,000	$566,209
Vice President, Clinical Research and Medical Affairs	2009	$295,950	$8,312	$29,023	$162,887	$5,000	$501,172
	2008	$279,085	$35,672	$109,307	$73,000	$5,000	$502,064

1.	Represents the aggregate grant date fair value of option and stock awards for fiscal year 2010, 2009 and 2008, calculated in accordance with the provisions of FASB Accounting Standards Codification Topic 718 Compensation - Stock Compensation, or ASC 718. The assumptions used to calculate the ASC 718 fair value of option awards are disclosed in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, originally filed with the SEC on February 25, 2011.
2.	Reflects the actual payouts for fiscal year 2010, 2009, and 2008, under the plan-based non-equity incentive plan.
3.	Reflects payments with respect to the cost of tax preparation, financial planning, or other non-reimbursable expenses at the NEO’s discretion.

Grants of Plan-Based Awards in 2010 Fiscal Year

The following table summarizes grants of awards pursuant to plans made to NEOs during the year ended December 31, 2010.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards[2]			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Full Fair Value of Equity
Name	Grant Date[1]	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)	or Units (#)	Options (#)	Awards ($/Sh)[3]	Award ($)[4,5]
(a)	(b)							(i)	(j)	(k)	(l)
Vicente Anido, Jr., Ph.D.	2/2/2010	$207,836	$346,393	$1,039,178	—	—	—	36,350			$131,951
	2/2/2010								163,650	$3.63	$461,869
Lauren P. Silvernail	2/2/2010	$93,342	$155,570	$466,710	—	—	—	9,000			$32,670
	2/2/2010								47,000	$3.63	$132,648
Thomas A. Mitro	2/2/2010	$85,295	$142,159	$426,476	—	—	—	16,700			$60,621
	2/2/2010								61,350	$3.63	$173,148
Marvin J. Garrett	2/2/2010	$75,425	$125,708	$377,123	—	—	—	8,000			$29,040
	2/2/2010								42,000	$3.63	$118,537
Timothy R. McNamara, Pharm. D.	2/2/2010	$75,079	$125,132	$375,395	—	—	—	8,000			$29,040
	2/2/2010								36,000	$3.63	$101,603

1.	Reflects the ASC 718 date of the grant for all stock options and restricted stock granted in 2010.
2.	For Dr. Anido, target reflects 65% of base salary. For Mrs. Silvernail, target reflects 50% of base salary. For Mr. Mitro, target reflects 45% of base salary. For all other NEOs, target reflects 40% of base salary. The threshold was set at 60% of target and the maximum was set not to exceed 300% of target, based on corporate and individual achievements.
3.	The exercise price of the option grants listed above corresponds with the closing price of our stock on the date of grant.
4.	For option awards, this value reflects the aggregate grant date fair value for fiscal year 2010 calculated in accordance with the provisions of FASB Accounting Standards Codification Topic 718 Compensation - Stock Compensation, or ASC 718. The assumptions used to calculate the ASC 718 fair value of option awards are disclosed in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, originally filed with the SEC on February 25, 2011.
5.	For restricted stock awards, this value reflects the grant date value. For all awards, the fair market value is $3.63 per share which reflects the fair market value as of the closing price as of the grant date.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table summarizes outstanding equity awards held by NEOs as of December 31, 2010.

						Stock Awards
	Option Awards							Equity Incentive Plan Awards	Equity Incentive Plan Awards
			Equity Incentive Plan Awards			Number of Shares	Market	Number of Unearned Shares,	Market or Payout Value of Unearned Shares,
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date[1] (f)	or Units of Stock That Have Not Vested (#) (g)	Value of Shares or Units of Stock That Have Not Vested ($) (h)	Units or Other Rights That Have Not Vested (#) (i)	Units or Other Rights That Have Not Vested ($) (j)
Vicente Anido, Jr., Ph.D.	100,461	—	—	$20.00	12/21/2011	5,200	$26,676
	595,000	—	—	$3.49	12/16/2012	18,174	$93,233
	88,000	—	—	$9.41	02/05/2014	27,262	$139,854
	95,601	—	—	$10.27	02/17/2015	36,350	$186,476
	130,200	—	—	$6.77	02/16/2016
	89,700	3,900	—	$7.43	02/02/2017
	115,918	47,732	—	$4.46	02/08/2018
	75,006	88,644	—	$1.04	02/03/2019
	34,093	129,557	—	$3.63	02/02/2020

Lauren P. Silvernail	165,000	—	—	$5.40	03/10/2013	1,750	$8,978
	28,000	—	—	$9.41	02/05/2014	5,250	$26,933
	20,000	—	—	$10.27	02/17/2015	6,750	$34,628
	39,900	—	—	$6.77	02/16/2016	9,000	$46,170
	34,500	1,500	—	$7.43	02/02/2017
	34,000	14,000	—	$4.46	02/08/2018
	21,541	25,459	—	$1.04	02/03/2019
	9,791	37,209	—	$3.63	02/02/2020

Thomas A. Mitro	30,000	—	—	$8.50	06/21/2012	2,000	$10,260
	164,000	—	—	$3.49	12/16/2012	6,600	$33,858
	25,000	—	—	$9.41	02/05/2014	12,525	$64,253
	18,000	—	—	$10.27	02/17/2015	16,700	$85,671
	30,300	—	—	$6.77	02/16/2016
	33,541	1,459	—	$7.43	02/02/2017
	38,497	15,853	—	$4.46	02/08/2018
	28,118	33,232	—	$1.04	02/03/2019
	12,781	48,569	—	$3.63	02/02/2020
Marvin J. Garrett	1,700	—	—	$51.25	03/06/2011	1,750	$8,978
	1,800	—	—	$22.50	10/29/2011	5,000	$25,650
	2,000	—	—	$16.10	02/15/2012	6,000	$30,780
	138,000	—	—	$3.49	12/16/2012	8,000	$41,040
	21,000	—	—	$9.41	02/05/2014
	20,000	—	—	$10.27	02/17/2015
	43,400	—	—	$6.77	02/16/2016
	34,500	1,500	—	$7.43	02/02/2017
	31,166	12,834	—	$4.46	02/08/2018
	19,250	22,750	—	$1.04	02/03/2019
	8,750	33,250	—	$3.63	02/02/2020
Timothy R. McNamara, Pharm. D.	30,000	—	—	$11.00	11/15/2014	1,375	$7,054
	14,700	—	—	$6.77	02/16/2016	4,000	$20,520
	41,600	—	—	$6.42	11/17/2016	6,000	$30,780
	23,191	1,009	—	$7.43	02/02/2017	8,000	$41,040
	26,916	11,084	—	$4.46	02/08/2018
	16,500	19,500	—	$1.04	02/03/2019
	7,500	28,500	—	$3.63	02/02/2020

1.	Initial stock option grants awarded to new executives vest over a 4-year period, with 25% vesting on the first anniversary of the initial grant and the remaining 75% vesting in 36 monthly installments. All other outstanding stock option grants vest in monthly increments over a 4-year period. All stock option grants have a 10-year term.

Option Exercises and Stock Vested in Fiscal Year 2010

The following table sets forth information concerning the exercise of stock options or vesting of restricted stock for each NEO in 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized Upon Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
Vicente Anido, Jr., Ph.D.	—	$0	28,026	$102,633
Lauren P. Silvernail	—	$0	8,025	$29,420
Thomas A. Mitro	—	$0	10,450	$37,998
Marvin J. Garrett	—	$0	7,775	$28,567
Timothy R. McNamara, Pharm. D.	—	$0	6,500	$24,041

Termination of Employment and Change-in-Control Agreements

Chief Executive Officer and other NEOs, Excluding Mrs. Silvernail

In the event a NEO’s (excluding Mrs. Silvernail) employment is terminated by the Company without cause absent a change in control of us, the Company will provide the following severance compensation and benefits:

•

A lump sum severance payment in an amount equal to 12 months base salary with respect to the Chief Executive Officer, and nine months base salary with respect to the other NEOs (excluding Mrs. Silvernail);

•

Health insurance premiums payable by us for continued health insurance coverage for such NEO and all then insured dependents for a period of up to 12 months with respect to the Chief Executive Officer, and up to nine months with respect to the other NEOs (excluding Mrs. Silvernail). To be eligible for this coverage, such NEOs (excluding Mrs. Silvernail) must make a timely election to continue such coverage under COBRA and our obligation to pay the monthly health insurance premiums for continued group medical insurance ends when the NEO becomes eligible for health insurance with a new employer; and

•	Outplacement services for one year, at our expense not to exceed $25,000, with a nationally recognized service selected by us.

In the event of a change in control of the Company and if within 24 months following such change in control the NEO’s (excluding Mrs. Silvernail) employment is terminated by the Company without cause, or such NEO (excluding Mrs. Silvernail) resigns for good reason within sixty days of the event forming the basis for such good reason termination, then the Company will provide the NEO (excluding Mrs. Silvernail) with severance compensation and benefits consisting of:

•

For the Chief Executive Officer, a lump sum severance payment in an amount equal to 24 months base salary plus 2 times the greater of: (a) the target bonus to be earned for the year in which termination occurs, or (b) the bonus amount paid to the Chief Executive Officer in the prior year;

•

For other NEOs (excluding Mrs. Silvernail), 12 months base salary plus the greater of (a) one times the target bonus to be earned for the year in which termination occurs, or (b) one times the bonus amount paid the NEO (excluding Mrs. Silvernail) in the prior year;

•

Health insurance premiums payable by us for continued health insurance coverage for such NEO and all then insured dependents for a period of up to 24 months with respect to the Chief Executive Officer and 12 months with respect to all other NEOs (excluding Mrs. Silvernail). To be eligible for this coverage, each NEO must make a timely election to continue such coverage under COBRA and our obligation to pay the monthly health insurance premiums for continued group medical insurance ends when the NEO becomes eligible for health insurance with a new employer;

•	Outplacement services for one year, at our expense not to exceed $25,000, with a nationally recognized service selected by us; and

•

Any unvested options, restricted shares or other equity based awards then held by a NEO (excluding Mrs. Silvernail) will become fully vested and, with respect to options, immediately exercisable, as of the date of termination.

Lauren P. Silvernail

In the event of termination of employment not following a change-in-control other than voluntarily or for cause, Mrs. Silvernail will receive six months of base salary as severance.

Mrs. Silvernail’s change in control agreement with the Company provides that if Mrs. Silvernail’s employment is terminated as a result of an involuntary termination within 24 months after a change of control, then she will be entitled to:

•	nine months of base salary and healthcare related benefits; and

•	a pro rata portion of her target performance bonus based upon the number of months that she was employed during the year of termination.

All options to purchase our common stock held by Mrs. Silvernail vest in full upon a change of control regardless of whether she is terminated, and all shares of stock subject to a right of repurchase by the Company (or the Company’s successor) that were purchased prior to the change of control shall have such right of repurchase lapse with respect to all of such shares.

The following tables summarize the amounts that would have been payable to each NEO assuming the NEO was terminated on December 31, 2010:

Payments to Vicente Anido, Jr., Ph.D. Assuming a December 31, 2010 Termination

	Cash Severance				Equity		Benefits Continuation[4] / Outplacement Services[6]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[5] Voluntary Termination[5] Death or Disability[5]	N/A	N/A	N/A	N/A	$1,411,379	N/A	N/A	N/A	$1,411,379
Involuntary Without Cause Termination[6]	1	$532,912	N/A	N/A	$1,411,379	N/A	$38,572	N/A	$1,982,863
Within 24 Months Following a Change in Control[6] • Involuntary Without Cause Termination or • Dr. Anido’s Resignation for Good Reason	2	$1,065,824	2	$986,310	$1,411,379	$1,035,108[3]	$52,311	N/A	$4,550,932

1.	In the event of termination in context of a change in control, Dr. Anido will be entitled to the greater of (A) two times his target bonus to be earned for the year in which termination occurs or (B) two times the bonus amount paid to him in the prior year. The bonus amount reflects the actual bonus paid to Dr. Anido in 2010.
2.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $5.13 as of December 31, 2010.
3.	Any unvested and outstanding Equity Awards held by Dr. Anido shall become 100% vested as of the termination date of his employment.
4.	Health insurance premiums payable by us for continued health insurance coverage for Dr. Anido and all his then currently insured dependents continue for up to 12 months, or 24 months in the context of a change in control, and his then currently insured dependents, provided that Dr. Anido makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Dr. Anido becomes eligible for health insurance with a new employer.
5.	Dr. Anido will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
6.	Dr. Anido will also receive outplacement services for one year, at our expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by the Company.

Payments to Lauren P. Silvernail Assuming a December 31, 2010 Termination

	Cash Severance				Equity		Benefits Continuation[3]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[4] Voluntary Termination[4] Death or Disability[4]	N/A	N/A	N/A	N/A	$125,569	N/A	N/A	$167,895	$293,464
Involuntary Without Cause Termination	0.5	$155,570	N/A	N/A	$125,569	N/A	N/A	$167,895	$449,034
Within 24 Months Following a Change in Control[5] • Involuntary Without Cause Termination or • Mrs. Silvernail’s Resignation for Good Reason	0.75	$233,355	1	$155,570	$125,569	$286,028[5]	$15,438	$167,895	$983,855

1.	In the event of termination in context of a change in control, Mrs. Silvernail will be entitled to a pro rata portion of her target performance bonus based upon the number of months that she was employed during the year of termination. The bonus amount reflects the 2010 target bonus.
2.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $5.13 as of December 31, 2010.
3.	In the event of a change in control, health insurance premiums payable by us for continued health insurance coverage for up to nine months for Mrs. Silvernail, provided that she makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mrs. Silvernail becomes eligible for health insurance with a new employer.
4.	Mrs. Silvernail will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
5.	All options to purchase our common stock held by Mrs. Silvernail shall vest in full upon a change of control regardless of whether she is terminated, and all shares of stock subject to a right of repurchase by us (or our successor) that were purchased prior to the change of control shall have such right of repurchase lapse with respect to all of such shares.

Payments to Thomas A. Mitro Assuming a December 31, 2010 Termination

	Cash Severance				Equity		Benefits Continuation[4] / Outplacement Services[6]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[5] Voluntary Termination[5] Death or Disability[5]	N/A	N/A	N/A	N/A	$428,927	N/A	N/A	$53,629	$482,556
Involuntary Without Cause Termination[6]	0.75	$236,931	N/A	N/A	$428,927	N/A	$40,438	$53,629	$759,925
Within 24 Months Following a Change in Control[6] • Involuntary Without Cause Termination or • Mr. Mitro’s Resignation for Good Reason	1	$315,908	1	$201,597	$428,927	$413,436[3]	$45,584	$53,629	$1,459,081

1.	In the event of termination in context of a change in control, Mr. Mitro will be entitled to the greater of (A) one times his target bonus to be earned for the year in which termination occurs or (B) one times the bonus amount paid to him in the prior year. The bonus amount reflects the actual bonus paid to Mr. Mitro in 2010.
2.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $5.13 as of December 31, 2010.
3.	Any unvested and outstanding Equity Awards held by Mr. Mitro shall become 100% vested as of the termination date of his employment.
4.	Health insurance premiums payable by us for continued health insurance coverage for Mr. Mitro and all then currently insured dependents continue for up to nine months, or 12 months in the context of a change in control, and his then currently insured dependents, provided that Mr. Mitro makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mr. Mitro becomes eligible for health insurance with a new employer.
5.	Mr. Mitro will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
6.	Mr. Mitro will receive outplacement services for one year, at our expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by the Company.

Payments to Marvin J. Garrett Assuming a December 31, 2010 Termination

	Cash Severance				Equity		Benefits Continuation[4] / Outplacement Services[6]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[5] Voluntary Termination[5] Death or Disability[5]	N/A	N/A	N/A	N/A	$339,059	N/A	N/A	$64,033	$403,092
Involuntary Without Cause Termination[6]	0.75	$235,702	N/A	N/A	$339,059	N/A	$40,438	$64,033	$679,232
Within 24 Months Following a Change in Control[6] • Involuntary Without Cause Termination or • Mr. Garrett’s Resignation for Good Reason	1	$314,269	1	$168,057	$339,059	$257,969[3]	$45,584	$64,033	$1,188,971

1.	In the event of termination in context of a change in control, Mr. Garrett will be entitled to the greater of (A) one times his target bonus to be earned for the year in which termination occurs or (B) one times the bonus amount paid to him in the prior year. The bonus amount reflects the actual bonus paid to Mr. Garrett in 2010.
2.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $5.13 as of December 31, 2010.
3.	Any unvested and outstanding Equity Awards held by Mr. Garrett shall become 100% vested as of the termination date of his employment.
4.	Health insurance premiums payable by us for continued health insurance coverage for Mr. Garrett and all then currently insured dependents continue for up to nine months, or 12 months in the context of a change in control, and his then currently insured dependents, provided that Mr. Garrett makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mr. Garrett becomes eligible for health insurance with a new employer.
5.	Mr. Garrett will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
6.	Mr. Garrett will also receive outplacement services for one year, at our expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by the Company.

Payments to Timothy McNamara, Pharm. D., Assuming a December 31, 2009 Termination

	Cash Severance				Equity		Benefits Continuation[4] / Outplacement Services[6]	401(K) Plan Balance	Total
	Base Salary		Bonus[1]		Value of Vested Equity[2]	Value of Accelerated Unvested Equity
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[5] Voluntary Termination[5] Death or Disability[5]	N/A	N/A	N/A	N/A	$96,769	N/A	N/A	$142,841	$239,610
Involuntary Without Cause Termination[6]	0.75	$234,622	N/A	N/A	$96,769	N/A	$40,438	$142,841	$514,670
Within 24 Months Following a Change in Control[6] • Involuntary Without Cause Termination or • Mr. McNamara’s Resignation for Good Reason	1	$312,829	1	$162,887	$96,769	$229,325[3]	$45,584	$142,841	$990,235

1.	In the event of termination in context of a change in control, Dr. McNamara will be entitled to the greater of (A) one times his target bonus to be earned for the year in which termination occurs or (B) one times the bonus amount paid to him in the prior year. The bonus amount reflects the actual bonus paid to Dr. McNamara in 2010.
2.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $5.13 as of December 31, 2010.
3.	Any unvested and outstanding Equity Awards held by Dr. McNamara shall become 100% vested as of the termination date of his employment.
4.	Health insurance premiums payable by us for continued health insurance coverage for Dr. McNamara and all then currently insured dependents continue for up to nine months, or 12 months in the context of a change in control, and his then currently insured dependents, provided that Dr. McNamara makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Dr. McNamara becomes eligible for health insurance with a new employer.
5.	Dr. McNamara will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
6.	Dr. McNamara will also receive outplacement services for one year, at our expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by the Company.

Director Compensation

Our non-employee directors earn the following compensation for their service on the Board of Directors and its committees:

•

During 2010, the each non-executive member of the Board of Directors earned an annual retainer of $20,000. In June 2010, the Compensation Committee recommended to the Board of Directors an increase of the annual retainer from $20,000 to $40,000, which was subsequently approved by our Board of Directors. The increased annual retainer became effective for the fiscal year following our annual meeting held on December 6, 2010, or from January 1, 2011;

•	$1,500 for each meeting of our Board of Directors attended;

•	$1,500 for each meeting of each committee of our Board of Directors attended;

•

$1,000 for telephonic attendance at any meeting of our Board of Directors or any committee of our Board of Directors. In June 2010, the Compensation Committee recommended to the Board of Directors an increase of the fee for the telephonic attendance at any meeting from $1,000 to $1,500, which was subsequently approved by our Board of Directors. Effective January 1, 2011, the non-employee directors will earn $1,500 for telephonic attendance at any meeting of our Board of Directors or any committee of our Board of Directors;

•	The Chairperson of our Board of Directors receives an additional $30,000 annual retainer;

•	The Chairperson of the Audit Committee receives an additional $15,000 annual retainer;

•	The Chairperson of the Compensation Committee receives an additional $10,000 annual retainer;

•	The Chairperson of the Nominating Committee and Governance Committee receives an additional $7,500 annual retainer;

•	Reimbursement for travel and miscellaneous expenses in connection with attendance at meetings of our Board of Directors or any committee of our Board of Directors;

•

During 2010, upon initial election or appointment to our Board, an equity grant of options and restricted stock, determined by dividing $193,250 by the closing price of our common stock on the grant date, comprised of either, at the election of the director, (i) 100% options of (ii) 60% options and 40% restricted stock (based on 3-to-1 ratio of options to restricted stock). In June 2010, the Compensation Committee recommended to our Board of Directors an equity grant of options to purchase 40,000 shares of common stock upon initial election or appointment to our Board of Directors, which was subsequently approved by our Board of Directors;. While the foregoing have been our guidelines, we have not appointed any new directors since 2006.

•

Non-employee directors who, immediately after the annual meeting of stockholders, continue to serve on our Board of Directors and have served on our Board of Directors for at least the six (6) months preceding the annual meeting of stockholders receive an annual equity grant of options to purchase 20,000 shares of common stock;

•

The shares subject to the initial equity grants vest in three equal annual installments while the shares subject to the annual equity grants will be fully vested upon the first anniversary of the date of grant; and

•	During the fiscal year ending December 31, 2010, we granted non-employee directors options to purchase an aggregate of 140,000 shares of common stock each at an exercise price of $4.58 per share.

The following table summarizes all compensation paid to or earned by directors for fulfilling their duties as directors in 2010.

Director Compensation Paid for the 2010 Fiscal Year

Name	Fees Earned or Paid in Cash ($)[1]	Stock Awards ($)	Option Awards ($)	Total ($)[2]
(a)	(b)	(c)	(d)	(h)
Richard C. Williams	$88,500	$0	$69,104	$157,604
Benjamin F. McGraw III, Pharm.D.	$62,000	$0	$69,104	$131,104
Dean J. Mitchell	$41,000	$0	$69,104	$110,104
Kathleen D. LaPorte	$39,500	$0	$69,104	$108,604
Wayne I. Roe	$39,000	$0	$69,104	$108,104
Peter Barton Hutt	$38,500	$0	$69,104	$107,604
Andrew J. Perlman, M.D., Ph. D.	$31,500	$0	$69,104	$100,604

1.	Reflects cash compensation earned for fiscal year 2010.
2.	Represents the aggregate grant date fair value of option and stock awards for fiscal year 2010 calculated in accordance with the provisions of ASC 718. In 2010, each director received 20,000 shares of options. The assumptions used to calculate the fair value of option awards are disclosed in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, originally filed on February 25, 2011. As of December 31, 2010, each director had the following number of options outstanding: Peter Barton Hutt, 151,950; Kathleen D. LaPorte, 151,950; Benjamin F. McGraw III, Pharm.D., 152,950; Dean J. Mitchell, 126,700; Andrew J. Perlman, M.D., Ph. D., 82,200; Wayne I. Roe, 120,450; Richard C. Williams, 151,950.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of February 28, 2011, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of the NEOs, and (iv) all of our directors and executive officers as a group.

Name And Address of Beneficial Owner(1)	Amount And Nature of Beneficial Ownership(2)	Approximate Percent Owned(2)
DIRECTORS AND NEOS
Vicente Anido, Jr., Ph.D.(3)	1,810,734	5.37%
Lauren P. Silvernail(4)	434,756	1.29%
Thomas A. Mitro(5)	490,101	1.45%
Marvin J. Garrett(6)	376,415	1.12%
Timothy R. McNamara, Pharm. D.(7)	208,741	*
Peter Barton Hutt(8)	136,882	*
Kathleen D. LaPorte(9)	138,008	*
Benjamin F. McGraw III, Pharm. D.(10)	139,382	*
Dean J. Mitchell(11)	111,632	*
Andrew J. Perlman, M.D., Ph.D.(12)	67,132	*
Wayne I. Roe(13)	139,008	*
Richard C. Williams(14)	247,982	*
All executive officers and directors as a group (16 persons)(15)	5,003,237	14.83%
5% STOCKHOLDERS
Credit Suisse(16)	8,553,237	25.35%
James E. Flynn and Deerfield Investment Entities(17)	3,367,531	9.98%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each stockholder is c/o ISTA Pharmaceuticals, Inc., 50 Technology Drive, Irvine, California 92618.
(2)	This table is based upon information supplied by officers and directors, and with respect to principal stockholders, Schedules 13D and 13G, as well as Forms 4, filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 33,742,814 shares of common stock outstanding as of February 28, 2011. Shares of common stock subject to options and warrants currently exercisable, or exercisable within 60 days of February 28, 2011, are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.
(3)	Includes 1,375,608 shares subject to options exercisable within 60 days after February 28, 2011.
(4)	Includes 368,111 shares subject to options exercisable within 60 days after February 28, 2011.
(5)	Includes 398,532 shares subject to options exercisable within 60 days after February 28, 2011.
(6)	Includes 333,924 shares subject to options exercisable within 60 days after February 28, 2011.
(7)	Includes 172,175 shares subject to options exercisable within 60 days after February 28, 2011.
(8)	Includes 131,950 shares subject to options exercisable within 60 days after February 28, 2011.
(9)	Includes 131,950 shares subject to options exercisable within 60 days after February 28, 2011.
(10)	Includes 132,950 shares subject to options exercisable within 60 days after February 28, 2011.
(11)	Includes 106,700 shares subject to options exercisable within 60 days after February 28, 2011.
(12)	Includes 62,200 shares subject to options exercisable within 60 days after February 28, 2011.
(13)	Includes 100,450 shares subject to options exercisable within 60 days after February 28, 2011.
(14)	Includes 1 31,950 shares subject to options exercisable within 60 days after February 28, 2011.
(15)	Includes 4,020,043 shares subject to options exercisable within 60 days after February 28, 2011.

(16)	Based in part on (i) a Schedule 13D/A filed with the SEC on July 3, 2007, and (ii) a Form 4 filed with the SEC on October 1, 2007, each filed by Credit Suisse, a Swiss bank, or the Bank, on behalf of its subsidiaries to the extent that they constitute the Investment Banking division, or the Investment Banking division, the Alternative Investments business, or the AI Business, within the Asset Management division, or the Asset Management division, and the U.S. private client services business, or the U.S. PCS Business, within the Private Banking division, or the Private Banking division, with each such person referred to in this Amendment No. 1 to the Annual Report on Form 10-K as the Reporting Person. The Reporting Person may be deemed to beneficially own an aggregate of 6,937,852 shares of common stock, consisting of (i) 6,587,036 shares of common stock held directly by Sprout Capital IX, L.P., or Spout IX, (ii) 26,388 shares of common stock held directly by Sprout Entrepreneurs’ Fund, L.P., or Sprout Entrepreneurs, (iii) 324,300 shares of common stock held directly by Sprout IX Plan Investors, L.P., or IX Plan, and (iv) 128 shares of common stock held directly by Credit Suisse Securities (USA) LLC, or CS Sec USA LLC, a Delaware limited liability company and a registered broker-dealer that effects trades in many companies, including us. In addition to the 6,937,852 shares noted above, Sprout IX, Sprout Entrepreneurs and IX Plan also hold warrants, issued on September 26, 2008 and October 30, 2008, to purchase up to an aggregate of 1,535,136 shares, 6,241 shares and 74,008 shares, respectively. The terms of these warrants contain a blocker provision under which the holder thereof cannot exercise such warrants to the extent that such exercise would result in beneficial ownership by the holders, together with its affiliates, of more than 9.98% of the shares of common stock then issued and outstanding. The address of the Bank’s principal business and office is Uetlibergstrasse 231, P.O. Box 900, CH 8070 Zurich, Switzerland and the Reporting Person’s principal business and office in the United States is Eleven Madison Avenue, New York, New York 10010. The Bank owns directly a majority of the voting stock, and all of the non-voting stock, of Credit Suisse Holdings (USA), Inc., or CS Hldgs USA Inc, a Delaware corporation. The address of the principal business and office of CS Hldgs USA Inc is Eleven Madison Avenue, New York, NY 10010, USA. The ultimate parent company of the Bank and CS Hldgs USA Inc, and the direct owner of the remainder of the voting stock of CS Hldgs USA Inc, is Credit Suisse Group, or CSG, a corporation formed under the laws of Switzerland. CS Hldgs USA Inc owns all of the voting stock of Credit Suisse (USA), Inc., or CS USA Inc., a Delaware corporation and holding company. CS USA Inc is the successor company of Credit Suisse First Boston (USA), Inc., or CSFB-USA, and all references hereinafter to CSFB-USA shall be deemed to refer to CS USA Inc. CS USA Inc is the sole member of CS Sec USA LLC. CS Sec USA LLC is the successor company of Credit Suisse First Boston LLC, or CSFB LLC, which is the successor company of Credit Suisse First Boston Corporation, or CSFBC, and all references hereinafter to CSFB LLC and CSFBC shall be deemed to refer to CS Sec USA LLC. The address of the principal business and office of each of CS USA Inc and CS Sec USA LLC is Eleven Madison Avenue, New York, New York 10010. Sprout IX, Sprout Entrepreneurs and IX Plan are Delaware limited partnerships which make investments for long-term appreciation. DLJ Capital Corporation, or DLJCC, a Delaware corporation and a wholly-owned subsidiary of CS USA Inc, acts as a venture capital partnership management company. DLJCC is also the general partner of Sprout Entrepreneurs. DLJCC is also the managing general partner of Sprout IX and, as such, is responsible for its day-to-day management. DLJCC makes all of the investment decisions on behalf of Sprout IX and Sprout Entrepreneurs. DLJ Associates IX, L.P., or Associates IX, a Delaware limited partnership, is a general partner of Sprout IX and in accordance with the terms of the relevant partnership agreement, does not participate in investment decisions made on behalf of Sprout IX. DLJ Capital Associates IX, Inc., or DLJCA IX, a Delaware corporation and wholly-owned subsidiary of DLJCC, is the managing general partner of Associates IX. DLJ LBO Plans Management Corporation II, or DLJLBO II, a Delaware corporation, is the general partner of IX Plan and, as such, is responsible for its day-to-day management. DLJLBO II makes all of the investment decisions on behalf of IX Plan. DLJLBO II is an indirect wholly-owned subsidiary of CS USA Inc. The address of the principal business and office of each of DLJCC, DLJCA IX, Associates IX, Sprout IX, Sprout Entrepreneurs, IX Plan and DLJLBO II is Eleven Madison Avenue, New York, New York 10010. DLJCC, DLJCA IX, Associates IX, Sprout IX, Sprout Entrepreneurs, IX Plan and DLJLBO II are collectively referred to in this Amendment No. 1 to the Annual Report on Form 10-K as the CS Entities. With respect to any rights or powers to vote, or to direct the vote of, or to dispose of, or direct the disposition of, the shares of our common stock referenced above, there is shared power to vote, or to direct the vote of, and to dispose of, or to direct the disposition of, such shares of common stock among the Reporting Person, CS Hldgs USA Inc, CS USA Inc, CS Sec USA LLC and the CS Entities.
(17)

Based on information set forth in a Schedule 13G/A filed with the SEC on February 3, 2011 by Deerfield Capital, L.P., Deerfield Partners, L.P., Deerfield Special Situations Fund, L.P., Deerfield Management Company, L.P., Deerfield International Limited, Deerfield Special Situations Fund International Limited, Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., and James E. Flynn. Consists of (i) 1,001,891 shares of common stock held by Deerfield Partners, L.P., (ii) 364,788 shares of common stock held by Deerfield Special Situations Fund, L.P. (includes 1,970 shares issuable upon exercise of warrants issued on September 26 and October 30, 2008), (iii) 1,204,917 shares of common stock held by Deerfield International Limited, (iv) 665,703 shares of common stock held by Deerfield Special Situations Fund International Limited (includes 3,611 shares issuable upon exercise of warrants issued on September 26 and October 30, 2008), (v) 19,239 shares issuable upon exercise of warrants issued on September 26 and October 30, 2008 held by Deerfield Private Design Fund, L.P., (vi) 30,993 shares issuable upon exercise of warrants issued on September 26 and October 30, 2008 held by Deerfield Private Design International, L.P., and (vii) 80,000 shares held by James E. Flynn. The terms of the September 26 and October 30, 2008 warrants contain a blocker provision under which the holder thereof cannot exercise such warrants to the extent that such exercise would result in the beneficial ownership by the holder, together with its affiliates, of more than 9.98% of the shares of common stock then issued and outstanding. Without regard to the 9.98% blocker provision, the warrants held by Deerfield Special Situations Fund, L.P., Deerfield Special Situations Fund International Limited, Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P. would otherwise be exercisable into an aggregate of 431,746 shares, 791,330 shares, 4,215,947 shares and 6,791,747 shares, respectively. Deerfield Capital, L.P. is the general partner of Deerfield Partners, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund, L.P., and Deerfield Private Design International, L.P. James E. Flynn is the managing member of the general partner of Deerfield Capital, L.P. Deerfield Management Company L.P. is the investment manager of Deerfield International Limited and Deerfield Special Situations Fund International Limited. Mr. Flynn is the managing member of the general partner of Deerfield Management Company, L.P. Mr. Flynn disclaims beneficial ownership in shares held by the various Deerfield entities except to the extent of his pecuniary interest therein. The business address of James E. Flynn, Deerfield Capital, L.P., Deerfield Partners, L.P., Deerfield Special Situations Fund, L.P., Deerfield Management Company, L.P., Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P. is 780 Third Avenue, 37th Floor, New York, NY 10017. The business address of Deerfield International Limited and Deerfield Special Situations International Limited is c/o Citi Hedge Fund Services (B.V.I.) Ltd., Bison Court, Columbus Centre, P.O. Box 3460, Road Town, Tortola, D8, British Virgin Islands.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Since January 1, 2010, there have been no transactions in which we were or are a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404(a) of Regulation S-K) had or will have a direct or indirect material interest, and there are currently no such proposed transactions.

Review, Approval or Ratification of Transactions with Related Persons

Our policy with regard to related party transactions is that all material transactions are to be reviewed by the Audit Committee for any possible conflicts of interest. A “related party transaction” is defined to include any transaction or series of transactions exceeding $120,000 in which we are a participant and any related person has a material interest. Related persons would include our directors, executive officers (and immediate family members of our directors and executive officers), and persons controlling over 5% of our outstanding common stock. In the event of a potential conflict of interest, the Audit Committee will generally evaluate the transaction in terms of: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediately family member of a director or an entity in which a director is a partner, stockholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated third parties or to employees generally. The Audit Committee will then document its findings and conclusions in written minutes. In the event a transaction relates to a member of our Audit Committee, that member will not participate in the Audit Committee’s deliberations.

Director Independence

Our securities are listed on The NASDAQ Global Market and are governed by its listing standards. Our Board has determined that the following seven directors satisfy the current “independent director” standards established by The NASDAQ Listing Rules: Peter Barton Hutt, Kathleen D. LaPorte, Benjamin F. McGraw III, Pharm. D., Dean J. Mitchell, Andrew J. Perlman, M.D., Ph.D., Wayne I. Roe and Richard C. Williams. Peter Barton Hutt, a member of our Board since November 2002, is a senior counsel in the Washington, D.C. law firm of Covington & Burling. From time to time, attorneys at Covington & Burling, other than Mr. Hutt, provide legal services to us, and the provision of such services was considered by our Board in determining that Mr. Hutt is independent.

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

Item 14. Principal Accounting Fees and Services

BDO USA, LLP, or BDO, audited our financial statements for the fiscal years ended December 31, 2010 and 2009. The following is a summary of the fees billed to us by BDO for professional services rendered for the fiscal years ended December 31, 2010 and 2009, respectively:

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit Fees	$452,166	$444,365
Audit Related Fees	—	—
Tax Fees	77,985	53,407
All Other Fees	—	—

Total Fees	$530,151	$497,772

Audit Fees.

The aggregate fees for professional services rendered by BDO for audit services were $452,166 and $444,365 for the fiscal years ended December 31, 2010 and 2009, respectively. These consist of fees billed for professional services rendered for the audit of our consolidated financial statements, review of interim consolidated financial statements included in the quarterly reports on Form 10-Q for the respective fiscal years, irrespective of the period in which the related services are rendered or billed and services provided by the independent auditors in connection with regulatory filings, including accounting and financial work related to the proper application of financial accounting and/or reporting standards.

Tax Fees.

The aggregate fees for professional services rendered by BDO for tax compliance, tax planning and tax advice were $77,985 and $53,407 for the fiscal years ended December 31, 2010 and 2009, respectively. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent auditors. These services may include audit services, audit-related services, tax services and other services. For audit services, the independent auditor provides audit service detail in advance of the meeting of the Audit Committee held during the first calendar quarter of each year, outlining the scope of the audit and related audit fees. If agreed to by the Audit Committee, an engagement letter is formally accepted by the Audit Committee.

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

The Audit Committee approved all of the services provided by BDO described above.

PART IV

Item 15: Exhibits and Financial Statement Schedules.

(3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2011.

By:	/S/ VICENTE ANIDO, JR., PH.D.
Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.