Form 10-Q
period 2011-03-31
ISTA PHARMACEUTICALS INC
filed 2011-05-06
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2011 was 33,849,136.

PART I FINANCIAL INFORMATION

Item 1	Condensed Financial Statements

ISTA PHARMACEUTICALS INC.

Condensed Balance Sheets

(In thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$75,763	$78,777
Accounts receivable, net of allowances of $2 and $1 at March 31, 2011 and December 31, 2010, respectively	34,220	33,497
Inventory, net of allowances of $836 and $1,275 at March 31, 2011 and December 31, 2010, respectively	6,999	6,130
Other current assets	2,860	3,454

Total current assets	119,842	121,858
Property and equipment, net	10,115	10,352
Deferred financing costs, net	1,618	1,885
Deposits and other assets	150	145

Total assets	$131,725	$134,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,216	$4,158
Accrued compensation and related expenses	4,175	6,428
Revolving Credit Facility	13,000	13,000
Current portion of Facility Agreement	21,450	21,450
Current portion of obligations under capital leases	119	143
Allowance for rebates and chargebacks	10,054	9,273
Allowance for product returns	8,371	8,623
Royalties payable	31,661	25,567
Other accrued expenses	15,170	17,394

Total current liabilities	113,216	106,036
Deferred rent and other long term liabilities	2,221	2,287
Obligations under capital leases	101	123
Facility Agreement, net of current portion and unamortized discounts and derivatives	39,418	38,706
Warrant liability	138,419	66,185

Total liabilities	293,375	213,337

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized of which 1,000 shares have been designated as Series A Participating Preferred Stock at March 31, 2011 and December 31, 2010, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at March 31, 2011 and December 31, 2010; 33,849 and 33,589 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	33	33
Additional paid-in capital	324,962	323,442
Accumulated deficit	(486,645)	(402,572)

Total stockholders’ deficit	(161,650)	(79,097)

Total liabilities and stockholders’ deficit	$131,725	$134,240

See accompanying notes

ISTA PHARMACEUTICALS INC.

Condensed Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product sales, net	$36,720	$28,304

Total revenues	36,720	28,304
Cost of products sold	9,216	7,284

Gross profit	27,504	21,020

Costs and expenses:
Research and development	10,344	4,803
Selling, general and administrative	26,931	20,868

Total costs and expenses	37,275	25,671

Loss from operations	(9,771)	(4,651)
Other (expense) income:
Interest expense	(2,072)	(2,071)
Gain on derivative valuation	—	7
(Loss) gain on warrant valuation	(72,234)	7,191
Other, net	4	—

Total other (expense) income	(74,302)	5,127

Net (loss) income	$(84,073)	$476

Net (loss) income per common share, basic and diluted	$(2.49)	$0.01

Shares used in computing net (loss) income per common share, basic	33,715	33,364

Shares used in computing net (loss) income per common share, diluted	33,715	43,895

See accompanying notes

ISTA PHARMACEUTICALS INC.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net (loss) income	$(84,073)	$476
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation costs	769	868
Amortization of deferred financing costs	267	270
Amortization of discounts on Facility Agreement	712	711
Change in value of warrants related to Facility Agreement	72,234	(7,191)
Change in value of derivatives related to Facility Agreement	—	(7)
Depreciation and amortization	566	247
Changes in operating assets and liabilities:
Accounts receivable, net	(723)	(7,284)
Inventory, net	(869)	665
Other current assets	594	(589)
Accounts payable	5,058	1,546
Accrued compensation and related expenses	(2,253)	(3,906)
Allowance for rebates and chargebacks	781	(80)
Allowance for product returns	(252)	5
Royalties payable	6,094	3,840
Other accrued expenses	(2,225)	157
Deferred rent and other long term liabilities	(66)	—

Net cash used in operating activities	(3,384)	(10,272)

INVESTING ACTIVITIES
Purchases of equipment	(330)	(226)
Deposits and other assets	(5)	1

Net cash used in investing activities	(335)	(225)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	751	6
Payments under capital leases	(46)	(43)
Proceeds from Revolving Credit Facility	13,000	13,000
Repayments on Revolving Credit Facility	(13,000)	(13,000)
Proceeds from issuance of common stock	—	36

Net cash provided by (used in) financing activities	705	(1)

Decrease in cash and cash equivalents	(3,014)	(10,498)
Cash and cash equivalents at beginning of period	78,777	53,702

Cash and cash equivalents at end of period	$75,763	$43,204

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,080	$1,126

See accompanying notes

ISTA PHARMACEUTICALS INC.

Notes to Condensed Financial Statements

(unaudited)

1. The Company

ISTA Pharmaceuticals, Inc. (“ISTA,” the “Company,” or “we”) was incorporated as Advanced Corneal Systems, Inc. in California in February 1992 to discover, develop and market new remedies for diseases and conditions of the eye. In March 2000, we changed our name to ISTA Pharmaceuticals, Inc., and we reincorporated in Delaware in August 2000. BROMDAY™, BEPREVE®, ISTALOL®, VITRASE®, XIBROM (bromfenac ophthalmic solution)®, XIBROM™, REMURA™, T-PRED™, ISTA®, ISTA Pharmaceuticals, Inc.® and the ISTA logo are our trademarks, either owned or under license.

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

We currently have four products available for sale in the U.S. and Puerto Rico: BROMDAY (bromfenac ophthalmic solution) 0.09% for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions, BEPREVE (bepotastine besilate ophthalmic solution) 1.5% for the treatment of ocular itching associated with allergic conjunctivitis, ISTALOL (timolol maleate ophthalmic solution) 0.05% for the treatment of glaucoma and VITRASE (hyaluronidase injection) ovine, 200 USP units/ml for use as a spreading agent. Until February 28, 2011, we sold XIBROM (bromfenac ophthalmic solution) 0.09%, which was prescribed for the treatment of inflammation and pain following cataract surgery. Effective February 28, 2011, we stopped shipping XIBROM and focused on the conversion of XIBROM to BROMDAY. In addition, we have several eye and allergy product candidates in various stages of development, including treatments for dry eye, ocular inflammation and pain and nasal allergies.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying unaudited condensed financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles in the United States, or GAAP, and, therefore should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the unaudited condensed balance sheets as of March 31, 2011 and December 31, 2010, and statements of operations and cash flows for the three months ended March 31, 2011 and 2010 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ significantly from those estimates.

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

We establish allowances for estimated rebates, chargebacks and product returns based on numerous qualitative and quantitative factors, including:

•	the number of agreements with customers and specific contractual terms;

•	estimated level of units in the distribution channel;

•	historical rebates, chargebacks and returns of products;

•	direct communication with customers;

•	anticipated introduction of competitive products or generics;

•	anticipated pricing strategy changes by us and/or our competitors;

•	analysis of prescription data gathered by a third-party prescription data provider;

•	the impact of wholesaler distribution agreements;

•	the impact of changes in state and federal regulations; and

•	the estimated remaining shelf life of products.

In our analyses, we utilize on-hand unit data purchased from the major wholesalers, as well as prescription data purchased from a third-party data provider, to develop estimates of historical unit channel pull-through. We utilize an internal analysis to compare, on a historical basis, net product shipments versus both estimated prescriptions written and product returns. Based on such analysis, we develop an estimate of the quantity of product which may be subject to various discounts, product returns, rebates, chargebacks and wholesaler fees.

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

In general, we are obligated to accept from our customers the return of products that have reached their expiration date. We authorize returns for damaged products, expiring and expired products in accordance with our return goods policy and procedures, and have established reserves for such amounts at the time of sale. We typically refund the agreed proportion of the sales price by the issuance of a credit, rather than a cash refund or exchange for inventory, and the returned product is destroyed. With the launch of each of our products, we recorded a sales return allowance, which is larger for stocking orders than subsequent re-orders. To date, actual product returns have not exceeded our estimated allowances for returns. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns materially exceed our estimated allowances for returns.

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

Allowances for product returns were $8.4 million and $8.6 million as of March 31, 2011 and December 31, 2010, respectively. These allowances reflect an estimate of our liability for products that may be returned by the original purchaser in accordance with our stated return policy, which allows customers to return products within six months of their respective expiration dates and for a period up to twelve months after such products have reached their respective expiration dates. We estimate our liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above. We believe we are adequately reserved for product returns for any remaining XIBROM inventory in the distribution channel.

As a percentage of gross product revenues, the allowance for product returns was 1.1% and 1.6% for the three months ended March 31, 2011 and 2010, respectively. The decrease is primarily due to the improvement in historical trending of actual return data, the lengthening of product shelf life, and continued acceptance and pull through of our products.

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

Allowances for estimated rebates and chargebacks were $10.1 million and $9.3 million as of March 31, 2011 and December 31, 2010, respectively. Other discounts, such as wholesaler fees and prompt pay discounts, were $4.2 million and $5.0 million as of March 31, 2011 and December 31, 2010, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts, chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements and fees charged by certain wholesalers under distribution agreements. We estimate our liability for rebates, chargebacks and other discounts, such as wholesaler fees, at each reporting period based on the assumptions described above.

As a percentage of gross product revenues, the allowance for rebates, chargebacks and other discounts such as wholesaler fees was 21.8% and 17.6% for the three months ended March 31, 2011 and 2010, respectively. The increase is primarily due to growth in the number and utilization of managed care contracts, federal contracts, and wholesaler distribution agreements and the impact of higher Medicaid rebates required under the recently enacted healthcare legislation. We record estimated Medicare rebates required under the recently enacted healthcare legislation, commonly known as the “donut-hole,” that became effective beginning January 1, 2011. We believe these rebates will impact us commencing the second quarter of 2011, with most of the rebates being incurred during the second and third quarters.

License Revenue. Amounts received for product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless we have ongoing performance obligations. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred income in the accompanying condensed balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term U.S. Treasury investments with maturities of three months or less when purchased. Cash and cash equivalents are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at March 31, 2011 and December 31, 2010, due to a temporary federal program in effect through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits. We had total cash and cash equivalents of approximately $75.8 million and $78.8 million as of March 31, 2011 and December 31, 2010, respectively, of which, $55 million and $60 million, respectively, were invested in low interest bearing U.S. Treasury Funds.

Concentration of Credit Risk and Customer Risk

Financial instruments that potentially subject us to a significant concentration of credit risk principally consist of trade receivables. Wholesale distributors account for a substantial portion of trade receivables. Accounts receivables from McKesson HBOC, Cardinal Health, Inc., and AmeriSource Bergen Corp. accounted for 40%, 34% and 19%, respectively, of our total accounts receivables as of March 31, 2011. Accounts receivables from McKesson HBOC, Cardinal Health, Inc., and AmeriSource Bergen Corp. accounted for 37%, 43% and 14%, respectively, of our total accounts receivables as of December 31, 2010. We maintain reserves for bad debt and such losses, in the aggregate, have not exceeded our estimates.

Sales to McKesson HBOC, Cardinal Health, Inc., and AmeriSource Bergen Corp. accounted for 34%, 34% and 23% of our net revenues for the three months ended March 31, 2011. Sales to Cardinal Health, Inc., McKesson HBOC and AmeriSource Bergen Corp. accounted for 42%, 28% and 20% of our net revenues for the three months ended March 31, 2010.

Inventory

Inventory at March 31, 2011 was $7.0 million, which was comprised of $3.4 million of raw materials, $0.7 million of work-in-progress and $3.7 million of finished goods and excluded $0.8 million in inventory reserves. Inventory at December 31, 2010 was $6.1 million, which was comprised of $3.5 million of raw materials, $0.1 million of work-in-progress and $3.8 million of finished goods and excluded $1.3 million in inventory reserves. Inventory, net of allowances, is stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method.

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

Supply Concentration Risks

Some materials used in our products are currently obtained from a single source. We have a supply agreement with Senju Pharmaceuticals, Co. Ltd., or Senju, for bepotastine besilate, which is the active pharmaceutical ingredient in BEPREVE. Currently, Senju is our sole source for bepotastine besilate for BEPREVE. We have a supply agreement with Regis Technologies, Inc., or Regis, for bromfenac, which is the active pharmaceutical ingredient in BROMDAY and was also used for XIBROM. Currently, Regis is our sole source for bromfenac. We also have supply agreements with Bausch & Lomb, Incorporated to manufacture finished product of BROMDAY, BEPREVE and ISTALOL. Currently, Bausch & Lomb Incorporated is our sole source for finished product of BROMDAY, BEPREVE and ISTALOL.

Ovine hyaluronidase, the active pharmaceutical ingredient used in VITRASE, is processed in several stages to produce a highly purified raw material for formulation. In June 2010, we received approval from the U.S. Food and Drug Administration, or the FDA, to manufacture hyaluronidase at our Irvine, California manufacturing facility and began production in July 2010. We have a supply agreement with Alliance Medical Products to manufacture commercial quantities of VITRASE. Currently, Alliance Medical Products is our sole source for VITRASE.

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

Fair Value Measurements

We account for fair value measurements under the Financial Standards Accounting Board, or the FASB, Accounting Standard Codification 820 “Fair Value Measurements and Disclosures”, or ASC 820, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

We have segregated all assets and liabilities measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of March 31, 2011 and December 31, 2010, all of our assets and liabilities are valued using Level 1 inputs except for the derivatives and warrants related to our Facility Agreement. We have valued the warrants using a Black-Scholes model, which we believe is the appropriate valuation model based on the terms of the warrants and based on assumptions and data available as of March 31, 2011 and December 31, 2010, including but not limited to our stock price, risk-free interest rates and stock price volatility.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands) (unaudited):

	Fair Value Measurements using			Total Carrying Value at
	Level 1	Level 2	Level 3
March 31, 2011
Cash and cash equivalents, including U.S. Treasury Funds	$75,763	$—	$—	$75,763
Derivatives (Facility Agreement)	—	—	(169)	(169)
Warrants	—	—	(138,419)	(138,419)

December 31, 2010
Cash and cash equivalents, including U.S. Treasury Funds	78,777	—	—	78,777
Derivatives (Facility Agreement)	—	—	(169)	(169)
Warrants	—	—	(66,185)	(66,185)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivative	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Warrants
Balance at December 31, 2010	$(169)	$(66,185)
Total gains or losses (realized or unrealized)	—	(72,234)

Balance at March 31, 2011	$(169)	$(138,419)

Comprehensive (Loss) Income

Accounting Standards Codification 220 “Comprehensive Income,” or ASC 220, requires reporting and displaying comprehensive income (loss) and its components, which includes net income (loss) and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive (loss) income for the three months ended March 31, 2011 and 2010 was $(84.1) million and $0.5 million, respectively.

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

At March 31, 2011, there was $6.8 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.6 years.

Restricted Stock Awards

The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock were $0.1 million for both of the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there was approximately $1.5 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of common and common equivalent shares, such as stock options, unvested restricted shares and warrants, outstanding during the period. Diluted earnings for common stockholders per common share consider the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options, unvested restricted shares and warrants, in periods in which the exercise or conversion price is greater than the average market price of our common stock during the period.

Basic and diluted net income per share was calculated as follows (in thousands, unaudited):

Three Months Ended March 31, 2010
Numerator for basic and diluted income per share	$476

Denominator for basic income per share – weighted-average shares	33,364
Effect of dilutive securities	10,531

Denominator for diluted income per share – adjusted weighted-average shares	43,895

Diluted net income per share of common stock includes the dilutive effect of stock options, unvested restricted stock and warrants. As we incurred a net loss for the three months ended March 31, 2011, we have not computed the diluted earnings per share, as the potentially dilutive securities would have an anti-dilutive effect on earnings. For the three months ended March 31, 2011 and 2010, respectively, approximately 9.4 million and 12.5 million stock options and shares of unvested restricted stock were excluded from the calculation of diluted income per share because their exercise prices rendered them anti-dilutive.

Common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. We have further determined that the 15 million warrants issued in conjunction with our Facility Agreement represent participating securities, requiring the use of the two-class method for the calculation of basic and diluted earnings per share. Because net losses are not allocated to the warrant holders, the two-class method does not effect our calculation of earnings per share for the three months ended March 31, 2011. The two-class method for the three months ended March 31, 2010 reflects the amount of unallocated undistributed earnings calculated using the participation percentage.

The following table sets forth the calculation of unallocated undistributed earnings using the two-class method for amounts attributable to our common stock and our warrants (in thousands) (unaudited):

Three Months Ended March 31, 2010
Net income attributable to shareholders	$476

Common stock unallocated earnings	$328
Warrant unallocated earnings	148

Total unallocated earnings	$476

Executive Employment Agreements

We have agreements with each of our officers which provides that any unvested stock options and restricted shares then held by such officer will become fully vested and, with respect to stock options, immediately exercisable, in the event of a change in control of the Company and, in certain instances, if such officer’s employment is terminated by the Company without cause within twenty-four months following such change in control or such officer resigns for good reason within sixty days of the event forming the basis for such good reason termination.

Revolving Credit Facility

Under our revolving credit facility with Silicon Valley Bank, or the Revolving Credit Facility, we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash and cash equivalents or $10.0 million. As of March 31, 2011, we had $25.0 million available under the Revolving Credit Facility, of which we borrowed $13.0 million. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.50%. In no event shall the interest rate on outstanding borrowings be less than 4.50%, which is payable on a monthly basis. The Revolving Credit Facility also contains customary covenants regarding the operation of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; or (v) an acceleration event occurs under certain types of other indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Silicon Valley Bank could be accelerated, such that it becomes immediately due and payable. We also had letters of credit of $0.6 million outstanding. As of March 31, 2011, we were in compliance with all of the covenants under the Revolving Credit Facility. All amounts borrowed under the Revolving Credit Facility were repaid in April 2011. The Revolving Credit Facility expires on March 31, 2012.

Facility Agreement

We have a facility agreement, or the Facility Agreement, with certain institutional accredited investors, collectively known as Lenders, pursuant to which the Lenders loaned us $65 million. On March 31, 2011, we had total indebtedness under the Facility Agreement of $65 million, which excludes unamortized discounts of $4.3 million and the value of the derivative of $0.2 million. Outstanding amounts under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in arrears. We are required to repay the Lenders 33% of the original principal amount (or $21.5 million) on each of September 26, 2011 and 2012, and 34% of the original principal amount (or $22.0 million) on September 26, 2013.

Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to repay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding is commenced by or against us; or (v) cash and cash equivalents on the last day of each calendar quarter are less than $10 million. The Facility Agreement also contains customary covenants regarding operations of our business. As of March 31, 2011, we were in compliance with all the covenants under the Facility Agreement.

In connection with the Facility Agreement, we entered into a security agreement with the Lenders, pursuant to which, as security for our repayment obligations under the Facility Agreement, we granted to the Lenders a security interest in certain of our intellectual property, including intellectual property relating to BROMDAY, BEPREVE, ISTALOL, VITRASE, REMURA and XIBROM and each other product marketed by or under license from us, and certain personal property relating thereto.

Because the consummation of certain change in control transactions results in a premium of the outstanding principal, the premium put feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. The value of the derivative at March 31, 2011 was $0.2 million and is marked-to-market and adjusted quarterly through other expense.

In connection with the Facility Agreement, we issued to the Lenders warrants to purchase an aggregate of 15 million shares of our common stock at an exercise price of $1.41 per share. If we issue or sell shares of our common stock (other than certain “excluded shares,” as such term is defined in the Facility Agreement), we will issue concurrently therewith additional warrants to purchase such number of shares of common stock as will entitle the Lenders to maintain the same beneficial ownership in the Company after the issuance as they had prior to such issuance, as adjusted on a pro rata basis for repayments of the outstanding principal amount under the loan, with such warrants being issued at an exercise price equal to the greater of $1.41 per share and the closing price of the common stock on the date immediately prior to the issuance. The anti-dilutive element in the warrant agreement requires us to follow the Derivatives and Hedging Topic of the FASB Accounting Standards Codification. The Codification requires us to classify our warrants as a liability, which are marked to market and adjusted quarterly. We recorded a non-cash valuation loss of $72.2 million, or $2.14 per basic and diluted share for the three month period ended March 31, 2011. We recorded a valuation gain of $7.2 million, or $0.16 per basic and diluted share for the three month period ended March 31, 2010. The change in the valuation of the warrants was primarily driven by changes in both our stock price and related volatility. In April 2011, one of the Lenders exercised 1,615,385 warrants on a cashless basis. We issued 1,398,859 shares of our common stock, net of shares in lieu of payment for the exercise value.

Commitments and Contingencies

We are subject to routine claims and litigation incidental to our business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on our operating results or financial position.

Legal

Bromfenac Royalty Litigation: We initiated legal action in April 2010 against Senju seeking a declaratory judgment with regard to our XIBROM royalty obligations to Senju and a recovery of overpaid royalties and other damages from Senju. The only U.S. patent applicable to XIBROM expired in January 2009 and, according to U.S. case law and the terms of our agreement with Senju, we believe no XIBROM royalties are due after patent expiration. In August 2010, the U.S. District Court for the Central District of California stayed our action against Senju, and, in September 2010, Senju initiated an arbitration proceeding regarding the same dispute with the International Chamber of Commerce, or the ICC. The order staying our action against Senju will not become appealable until after the arbitration is concluded and a judgment is entered in the court case. A declaratory judgment that we were seeking from the court in regard to royalty obligations to Senju may apply not only to XIBROM, but also to BROMDAY, which was approved by the FDA in October 2010. The arbitration proceeding, the outcome of which may also affect our BROMDAY royalty obligations, is in its early stages.

In June 2010, we initiated a legal action by filing a Complaint against AcSentient, Inc. and AcSentient II, LLC, which we collectively refer to as AcSentient, seeking a declaratory judgment with regard to our XIBROM royalty obligations under the Asset Purchase Agreement dated May 3, 2002 between us and AcSentient, Inc. The only U.S. patent applicable to XIBROM expired in January 2009 and, according to U.S. case law and the terms of our agreement with AcSentient, Inc., we believe no XIBROM royalties are due after patent expiration. A declaratory judgment that we are seeking from the court in regard to royalty obligations to AcSentient may apply not only to XIBROM, but also to BROMDAY, which was approved by the FDA in October 2010. In November 2010, the Superior Court of the State of California, County of Orange stayed our case against AcSentient and ruled that the dispute had to be arbitrated. We will have an opportunity to appeal that court ruling after the final judgment is entered by the court. On January 24, 2011, AcSentient filed a request for arbitration with the ICC.

There can be no assurance about when these two disputes will be resolved, and we cannot predict the final outcome and financial impact of either. Until these two disputes are resolved, for accounting purposes, we have been and intend to continue to reserve for BROMDAY and XIBROM royalties, which would have been payable to Senju and AcSentient if the relevant contractual royalty obligations were existing and enforceable. As of March 31, 2011, we had approximately $27 million reserved for such contingent XIBROM and BROMDAY royalties.

Subpoenas From the U.S. Attorney, Western District of New York. In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to XIBROM. From April 2008 through March 31, 2011, we have incurred approximately $3.9 million in legal fees associated with this matter and expect to incur significant expenses in the future. In addition, if the government chooses to engage in civil litigation or initiate a criminal prosecution against us as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such action or pay or incur substantial fines or penalties, either of which could significantly deplete our cash resources. The case is ongoing and the likelihood of an unfavorable outcome and/or the amount/range of loss, if any, cannot be reasonably estimated.

TRICARE Retail Pharmacy Program. Section 703 of the National Defense Authorization Act of 2008, enacted on January 28, 2009, requires that pharmaceutical products purchased through the Department of Defense, or DoD, TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price discount under the Veterans Health Care Act of 1992. DoD issued a rule pursuant to Section 703 that requires manufacturers to provide DoD with a quarterly refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program, and to pay rebates to DoD on TRICARE Retail Pharmacy purchases retroactive to January 28, 2008. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009 (the effective date of the DoD rule). In addition, the regulation is currently the subject of litigation, and it is our position that the retroactive application of the regulation is contrary to established case law. We have determined that payment of the retroactive rebate (from January 28, 2008 to May 26, 2009) created by the regulation is neither reasonably estimable nor probable as of March 31, 2011.

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

Income Taxes

We account for income taxes under the Income Tax Topic of the FASB Accounting Standards Codification. As of March 31, 2011 and December 31, 2010, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our condensed balance sheets at March 31, 2011 and December 31, 2010, respectively, and have not recognized interest and/or penalties in the condensed statement of operations for the three months ended March 31, 2011.

We are subject to taxation in the United States and various state jurisdictions. Our tax years for 2007 and forward are subject to examination by federal tax authorities, as are the years 2006 and forward by state tax authorities. Net operating loss carryforwards from the years 1995 forward are also subject to adjustment.

At December 31, 2010, we had net deferred tax assets of $42.9 million. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of our net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future due to the exercise of warrants or other transactions. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

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

New Accounting Pronouncements

In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that a goodwill impairment exists, an entity must evaluate whether there are adverse qualitative factors. The updated guidance is effective beginning in our fiscal 2012 year. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB updated the accounting guidance relating to the disclosure of supplementary pro forma information for business combinations. The updated guidance requires companies to provide additional comparative pro forma financial information along with the nature and amount of any material nonrecurring pro forma adjustments related to the business combination. The updated guidance is effective for business combinations which have an acquisition date in fiscal years beginning on or after December 15, 2010, or our 2011 fiscal year. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB issued an Accounting Standards Update, or ASU, 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers (A consensus of the FASB Emerging Issues Task Force). ASU 2010-27 addresses questions concerning how pharmaceutical companies should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Healthcare Reform Act, and collectively referred to as the Acts. The Acts impose an annual fee on the pharmaceutical manufacturing industry for each year beginning on or after January 1, 2011. For reporting entities that are subject to the pharmaceutical fee mandated by the Acts, the amendments in ASU 2010-27 specify the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight–line method of allocation unless another better method better allocates the fee over the calendar year that it is payable. ASU 2010-27 is effective for calendar years beginning after December 31, 2010, or our 2011 fiscal year, when the fee initially becomes payable. We adopted the provisions of ASU 2010-27 on January 1, 2011 and the adoption did not have a material effect to our financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under ASU 2010-17, entities can make an accounting policy to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met for the milestones to be considered substantive. ASU 2010-17 is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for us means 2011. We adopted the provisions of ASU 2010-17 on January 1, 2011 and the adoption did not have a material effect to our financial position or results of operations.

Subsequent Events

In April 2011, one of the Lenders exercised 1,615,385 warrants on a cashless basis. We issued 1,398,859 shares of our common stock, net of shares in lieu of payment for the exercise value. Additionally, in May 2011, an assignee of one of the Lenders exercised 500,000 warrants for cash and we issued the shares to the assignee.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Quarterly Report on Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report on Form 10-Q, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the audited financial statements and the notes thereto and disclosures made under the captions “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “ Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2010. We obtained the market data and industry information contained in this Quarterly Report on Form 10-Q from internal surveys, estimates, reports and studies, as appropriate, as well as from market research, publicly available information and industry publications. Although we believe our internal surveys, estimates, reports, studies and market research, as well as industry publications, are reliable, we have not independently verified such information, and, as such, we do not make any representation as to its accuracy.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited condensed financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 and the unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q. References in this Quarterly Report on Form 10-Q to “ISTA,” “we,” “our,” “us,” or the “Company” refer to ISTA Pharmaceuticals, Inc.

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

We currently have four products available for sale in the U.S. and Puerto Rico: BROMDAY (bromfenac ophthalmic solution) 0.09% for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions, BEPREVE (bepotastine besilate ophthalmic solution) 1.5% for the treatment of ocular itching associated with allergic conjunctivitis, ISTALOL (timolol maleate ophthalmic solution) 0.05% for the treatment of glaucoma and VITRASE (hyaluronidase injection) ovine, 200 USP units/ml for use as a spreading agent. Until February 28, 2011, we sold XIBROM (bromfenac ophthalmic solution) 0.09%, which was prescribed for the treatment of inflammation and pain following cataract surgery. Effective February 28, 2011, we stopped shipping XIBROM and focused on the conversion of XIBROM to BROMDAY. As of the week ended April 15, 2011, 81% of the new prescriptions for the bromfenac franchise were converted to BROMDAY. In addition, we have several eye and allergy product candidates in various stages of development, including treatments for dry eye, ocular inflammation and pain and nasal allergies.

We have, in general, incurred losses since inception and have a stockholders’ deficit of $161.7 million (including a cumulative non-cash valuation warrant loss of $131.8 million) through March 31, 2011.

During the quarter ended March 31, 2011 and through the date of this filing, the following events occurred:

•

We filed a Citizen Petition, or CP, with the FDA on March 1, 2011. The CP requests the FDA refrain from granting tentative or final approval of any abbreviated new drug application, or ANDA, for bromfenac sodium ophthalmic solution 0.09% that utilizes the labeling for discontinued XIBROM (bromfenac ophthalmic solution)® 0.09% or omits any portion of the BROMDAY label relating to the once-per-day dosing. The FDA has acknowledged publicly there are potential safety concerns related to the use of the entire class of ophthalmic nonsteroidal anti-inflammatory drugs and patients receiving these compounds post cataract surgery should receive only the lowest effective dose. We filed the CP based upon its head-to-head study between BROMDAY™ (bromfenac sodium ophthalmic solution) 0.09% and bromfenac sodium 0.18%, both dosed once-daily, which showed BROMDAY is the lowest-effective dose of this formulation of bromfenac ophthalmic solution for treating postoperative inflammation and reduction in ocular pain post cataract surgery. The FDA is expected to respond within 180 days of the filing;

•

Due to the rapid adoption of BROMDAY™ (bromfenac ophthalmic solution) 0.09%, the first and only once-daily non-steroidal anti-inflammatory prescription eye drop for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions, we stopped shipping twice-daily XIBROM (bromfenac ophthalmic solution)® 0.09% on February 28, 2011. We anticipated wholesalers would continue to sell XIBROM to pharmacies until their inventories were depleted. As of March 31, 2011, most of the wholesalers inventories were depleted. The conversion of XIBROM to BROMDAY has been well accepted by the markets;

•

In April 2011, one of the Lenders exercised 1,615,385 warrants on a cashless basis. We issued 1,398,859 shares of our common stock, net of shares in lieu of payment for the exercise value. Additionally, in May 2011, an assignee of one of the Lenders exercised 500,000 warrants for cash and we issued the shares to the assignee. After such issuances, we have approximately 12.9 million warrants and approximately 35.8 million shares outstanding;

•

In April 2011, we announced positive, topline results from our Phase 2 dose-ranging, environmental clinical trial of bepotastine besilate nasal spray for the treatment of symptoms associated with seasonal allergic rhinitis, the inflammation of the nasal passages caused by allergies. According to the trial findings, each of three concentrations of bepotastine besilate nasal spray showed statistically significant improvements compared to placebo in patients’ nasal symptoms following exposure to Mountain Cedar pollen during the peak season for this allergen. These improvements were seen on day one of therapy and were sustained through the two-week treatment period. Further, safety data demonstrated bepotastine besilate was well-tolerated as a nasal spray, with an adverse event profile similar to placebo and consistent with those observed with bepotastine besilate dosed as a nasal spray in prior clinical trials and with other antihistamine nasal sprays;

•

In May 2011, we initiated Phase 3 studies for the low-concentration BROMDAY, which is a new, patent-pending formulation containing a lower concentration of bromfenac than the currently marketed BROMDAY. We plan to enroll about 400 patients in the low-concentration BROMDAY Phase 3 studies which follow a similar design to those performed to gain approval of BROMDAY. Because of the similarity of the design to prior studies, the Phase 3 studies we initiated this week are not covered by an FDA Special Protocol Assessment. Assuming timely completion, results from these studies are expected in the fourth quarter of 2011; and

•

In May 2011, we filed a universal shelf registration statement on Form S-3 with the SEC. When the registration statement is declared effective by the SEC, we will be able to offer and sell up to $150 million of any form of securities including, but not limited to, equity, debt and other securities as described in the registration statement. Our intent with respect to the registration statement is to provide us with flexibility for financing future growth through acquisitions and strategic transactions, and does not reflect a change in our financing strategy. At present, we have no specific plans to issue any form of securities under the registration.

Results of Operations

Three Months Ended March 31, 2011 and 2010

Revenues. Net revenues were approximately $36.7 million for the three months ended March 31, 2011, as compared to $28.3 million for the three months ended March 31, 2010.

The increase in revenues for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is the primarily the result of the following:

•	increased growth in prescription levels and market share for all of our products, particularly BROMDAY/XIBROM and BEPREVE;

•	continued growth of ISTALOL; and

•	increased revenues due to VITRASE gaining 100% market share;

The following table sets forth our net revenues for each of our products for the three months ended March 31, 2011 and 2010, respectively (dollars in millions), and the corresponding percentage change.

	Three Months Ended March 31,
	2011	2010	% Change
BROMDAY and XIBROM	$23.0	$20.3	13%
BEPREVE	4.2	0.5	740%
ISTALOL	6.2	5.4	15%
VITRASE	3.3	2.1	57%

Total Revenues	$36.7	$28.3	30%

Gross margin and cost of products sold. Gross margin for the three months ended March 31, 2011 was 75% of net revenues, or $27.5 million, as compared to 74% of net revenues, or $21.0 million, for the three months ended March 31, 2010. The increase in the gross margin percentage for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 is primarily the result of growth in revenues and market share from BROMDAY/XIBROM and BEPREVE, our highest gross margin products. Cost of products sold was $9.2 million for the three months ended March 31, 2011, as compared to $7.3 million for the three months ended March 31, 2010. Cost of products sold for the three months ended March 31, 2011 and 2010 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales.

Research and development expenses. Research and development expenses were $10.3 million for the three months ended March 31, 2011, as compared to $4.8 million for the three months ended March 31, 2010. The increase in research and development expenses of $5.5 million is due primarily to timing associated with the initiation and completion of clinical trials and increased medical affairs costs, as described below.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, and medical affairs costs. In addition, we also record as research and development expenses any upfront and milestone payments to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. For the three months ended March 31, 2011, approximately 58% of our research and development expenditures were for clinical development costs, 11% were for regulatory costs, 3% were for pharmaceutical development costs, 6% were for manufacturing development costs, 19% were for medical affairs costs, and 3% were for stock-based compensation costs ($0.3 million).

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical development costs, which include clinical investigator fees, clinical trial monitoring costs, data management and statistical analysis, for the three months ended March 31, 2011 were $5.9 million as compared to $1.0 million for the three months ended March 31, 2010. The increase in costs resulted from the ongoing Phase 3 efficacy and safety dry eye trials for REMURA, the ongoing Phase 2 bepotastine besilate nasal spray clinical trials and preliminary costs related to a future lower concentration BROMDAY study.

•

Regulatory Costs — Regulatory costs, which include compliance expenses for existing products and other activity for pipeline projects, were $ 1.1 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, were $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, were $0.7 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information and communication in support of our products, for the three months ended March 31, 2011 were $2.0 million as compared to $1.3 million for the three months ended March 31, 2010, or an increase of $0.7 million. The increase is primarily attributable to increased personnel costs, an increase in continuing medical education costs, primarily associated with the launch of BROMDAY and increased post-marketing clinical studies.

Our research and development activities reflect our efforts to advance our product candidates through the various stages of product development. The expenditures that will be necessary to execute our development plans are subject to numerous uncertainties, which may affect our research and development expenditures and capital resources. For instance, the duration and the cost of clinical trials may vary significantly depending on a variety of factors including a trial’s protocol, the number of patients in the trial, the duration of patient follow-up, the number of clinical sites in the trial, and the length of time required to enroll suitable patient subjects. Even if earlier results are positive, we may obtain different results in later stages of development, including failure to show the desired safety or efficacy, which could impact our development expenditures for a particular product candidate. Although we spend a considerable amount of time planning our development activities, we may be required to deviate from our plan based on new circumstances or events or our assessment from time to time of a product candidate’s market potential, other product opportunities and our corporate priorities. Any deviation from our plan may require us to incur additional expenditures or accelerate or delay the timing of our development spending. Furthermore, as we obtain results from trials and review the path toward regulatory approval, we may elect to discontinue development of certain product candidates in certain indications, in order to focus our resources on more promising candidates or indications. As a result, the amount or ranges of costs and timing to complete our product development programs and each future product development program is not estimable.

Selling, general and administrative expenses. Selling, general and administrative expenses were $26.9 million for the three months ended March 31, 2011, as compared to $20.9 million for the three months ended March 31, 2010. The $6.0 million increase primarily reflect expenses of $4.5 million in legal, professional and other fees incurred in connection with financing and due diligence activities to pursue a potential acquisition of a company with marketed products, for which we were successful in securing a financing commitment but were unsuccessful in concluding the acquisition, and additional promotional costs associated with our products of $1.1 million, primarily BROMDAY.

Stock-based compensation costs. Total stock-based compensation costs for the three months ended March 31, 2011 and 2010 were $0.8 million and $0.9 million, respectively. For the three months ended March 31, 2011 and 2010, we granted stock options to employees to purchase 635,940 shares of common stock (at a weighted average exercise price of $6.60 per share) and 708,540 shares of common stock (at a weighted average exercise price of $3.74 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 139,543 and 129,470 restricted stock awards for the three months ended March 31, 2011 and 2010, respectively. Included in stock-based compensation costs were $0.1 million for each of the three months ended March 31, 2011 and 2010, related to restricted stock awards.

Interest expense. Interest expense was $2.1 million for both of the three months ended March 31, 2011 and 2010, respectively. The components of interest expense are as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Interest related to the Facility Agreement	$1.0	$1.0
Amortization of the discount on the Facility Agreement	0.6	0.6
Amortization of deferred financing costs	0.3	0.3
Amortization of derivative on the Facility Agreement	0.1	0.1
Interest related to the Revolving Credit Facility	0.1	0.1

Interest expense	$2.1	$2.1

Gain on derivative valuation. There was no change in the derivative value for the three months ended March 31, 2011, as compared to a gain of $7,000 for the three months ended March 31, 2010.

Gain (loss) on warrant valuation. For the three months ended March 31, 2011, we recorded a non-cash valuation loss of $72.2 million, or $2.14 per basic and diluted share, as compared to a non-cash valuation gain of $7.2 million, or $0.21 per basic and diluted share, for the three months ended March 31, 2010. The change in the valuation of the warrants for the three months ended March 31, 2011 was primarily driven by a significant increase in our stock price. The change in the valuation of the warrants for the three months ended March 31, 2010 was primarily driven by a decrease in our stock price, offset by an increase in related volatility.

Reaffirming our 2011 Financial Outlook and adding adjusted net cash net income and fully diluted earnings per share

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

•

We expect our 2011 non-GAAP adjusted cash earnings per diluted share of $0.26 to $0.32, using 50 million fully diluted shares on a treasury basis calculated at a stock price of $10. We define “adjusted cash net income” as our net income adjusted for the non-cash mark-to-market adjustments relating to warrants, plus non-cash interest expense and non-cash stock-based compensation costs of approximately $7.5 million to $8.5 million annually. For the three months ended March 31, 2011, we define “adjusted cash loss” as the Company’s net loss adjusted for the expenses associated with the unconcluded acquisition and non-cash mark-to-market adjustments relating to warrants, plus non-cash interest expense and non-cash stock-based compensation costs. The non-GAAP measure of adjusted cash net income or loss is important as the presentation of these non-GAAP financial measures provides useful information to investors regarding ISTA’s results of operations as these non-GAAP financial measures allow investors to better evaluate ongoing business performance.

•	We expect our business to have at least $90 million in cash by the end of 2011, which includes a scheduled repayment of debt of $21 million and reserves for royalties on XIBROM and BROMDAY.

Excluding the warrant valuation expense, we expect 2011 to be our second year of profitability. However, as anticipated, we incurred a loss in the first quarter of 2011, due to timing of revenues and expenses.

Liquidity and Capital Resources

As of March 31, 2011, we had $75.8 million in cash and working capital of $6.6 million. One-third of our $65 million Facility Agreement (or $21.5 million) is due in September 2011 and we anticipate making the $21.5 million principal repayment out of cash on hand. Historically, we have financed our operations primarily through sales of our debt and equity securities and cash receipts from product sales. Since March 2000, we have received gross proceeds of approximately $347.2 million from sales of our common stock and the issuance of promissory notes and convertible debt.

Under our Revolving Credit Facility with Silicon Valley Bank, we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash and cash equivalents or $10.0 million. As of March 31, 2011, we had $25.0 million available under the Revolving Credit Facility, of which we borrowed $13.0 million. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.50%. In no event shall the interest rate on outstanding borrowings be less than 4.50%, which is payable on a monthly basis. The Revolving Credit Facility also contains customary covenants regarding the operation of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; or (v) an acceleration event occurs under certain types of other indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Silicon Valley Bank could be accelerated, such that it becomes immediately due and payable. We also had letters of credit of $0.6 million outstanding. As of March 31, 2011, we were in compliance with all of the covenants under the Revolving Credit Facility. All amounts borrowed under the Revolving Credit Facility were repaid in April 2011. The Revolving Credit Facility expires on March 31, 2012.

We have a Facility Agreement with certain institutional accredited investors, collectively known as the Lenders. On March 31, 2011, we had total indebtedness under the Facility Agreement of $65 million, which excludes unamortized discounts of $4.3 million and the value of the derivative of $0.2 million. Outstanding amounts under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in arrears. We are required to repay the Lenders 33% of the original principal amount (or $21.5 million) on each of September 26, 2011 and 2012, and 34% of the original principal amount (or $22.0 million) on September 26, 2013.

Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to repay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding is commenced by or against us; or (v) cash and cash equivalents on the last day of each calendar quarter are less than $10 million. The Facility Agreement also contains customary covenants regarding the operation of our business. As of March 31, 2011, we were in compliance with all the covenants under the Facility Agreement.

In connection with the Facility Agreement, we entered into a security agreement with the Lenders, pursuant to which, as security for our repayment obligations under the Facility Agreement, we granted to the Lenders a security interest in certain of our intellectual property, including intellectual property relating to BROMDAY, BEPREVE, ISTALOL, VITRASE, REMURA and XIBROM and each other product marketed by or under license from us, and certain personal property relating thereto.

For the three months ended March 31, 2011, we used $3.4 million of cash from operations, primarily the result of the decrease of accrued compensation costs and other accrued expenses. We incurred a net loss of $84.1 million, which included a loss on warrant valuation ($72.2 million) and other non-cash charges of $2.3 million. Non-cash charges consisted primarily of stock-based compensation costs ($0.8 million), amortization of discounts on the Facility Agreement ($0.7 million), depreciation and amortization ($0.5 million) and amortization of deferred financing costs ($0.3 million). For the three months ended March 31, 2010, we used $10.3 million of cash from operations, primarily the result of the increase in accounts receivable of $7.3 million and other changes in operating assets and liabilities. We had net income of $0.5 million, which included a gain on warrant valuation ($7.2 million) and other non-cash charges of $2.1 million. Non-cash charges consisted primarily of stock-based compensation costs ($0.9 million), amortization of discounts on the Facility Agreement ($0.7 million), depreciation and amortization ($0.2 million) and amortization of deferred financing costs ($0.3 million).

For the three months ended March 31, 2011 and 2010, we used $0.3 million and $0.2 million of cash from investing activities, respectively, primarily due to the purchases of equipment.

For the three months ended March 31, 2011, we generated cash from financing activities of $0.7 million, primarily from exercises of stock options granted to our employees. For the three months ended March 31, 2010, we neither used nor generated cash from financing activities.

We believe that current cash and cash equivalents, together with amounts available for borrowing under our Revolving Credit Facility and cash generated from operations, will be sufficient to meet anticipated cash needs for operating and capital expenditures for at least the next twelve months.

However, our actual future capital requirements will depend on many factors, including the following:

•	the success of the commercialization of our products;

•	our sales and marketing activities;

•	the expansion of our commercial infrastructure related to our approved products and product candidates;

•	the results of our clinical trials and requirements to conduct additional clinical trials;

•	the introduction of potential generic products;

•	the rate of progress of our research and development programs;

•	the time and expense necessary to obtain regulatory approvals;

•	activities and payments in connection with potential acquisitions of companies, products or technologies;

•	scheduled principal payments under our Facility Agreement;

•	the outcome of pending litigation;

•	competitive, technological, market and other developments; and

•	our ability to establish and maintain partnering relationships.

These factors may cause us to seek to raise additional funds through additional sales of our debt, or equity or other securities. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, our stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

We have incurred losses since inception and have never been profitable. Excluding the non-cash warrant valuation adjustment, in 2010 we generated net income of $2.2 million. While we anticipate continuing to be profitable in 2011 and beyond (excluding any non-cash warrant valuation adjustments), we might not be able to achieve profitability or continue to remain profitable. We have a stockholders’ deficit of approximately $161.7 million (including non-cash valuation warrant adjustments of $131.8 million) through March 31, 2011.

We initiated legal action in April 2010 against Senju seeking a declaratory judgment with regard to our XIBROM royalty obligations to Senju and a recovery of overpaid royalties and other damages from Senju. The only U.S. patent applicable to XIBROM expired in January 2009 and, according to U.S. case law and the terms of our agreement with Senju, we believe no XIBROM royalties are due after patent expiration. In August 2010, the U.S. District Court for the Central District of California stayed our action against Senju, and, in September 2010, Senju initiated an arbitration proceeding regarding the same dispute with the International Chamber of Commerce, or the ICC. The order staying our action against Senju will not become appealable until after the arbitration is concluded and a judgment is entered in the court case. A declaratory judgment that we were seeking from the court in regard to royalty obligations to Senju may apply not only to XIBROM, but also to BROMDAY, which was approved by the FDA in October 2010. The arbitration proceeding, the outcome of which may also affect our BROMDAY royalty obligations, is in its early stages.

In June 2010, we initiated a legal action by filing a Complaint against AcSentient, Inc. and AcSentient II, LLC, which we collectively refer to as AcSentient, seeking a declaratory judgment with regard to our XIBROM royalty obligations under the Asset Purchase Agreement dated May 3, 2002 between us and AcSentient, Inc. The only U.S. patent applicable to XIBROM expired in January 2009 and, according to U.S. case law and the terms of our agreement with AcSentient, Inc., we believe no XIBROM royalties are due after patent expiration. A declaratory judgment that we are seeking from the court in regard to royalty obligations to AcSentient may apply not only to XIBROM, but also to BROMDAY, which was approved by the FDA in October 2010. In November 2010, the Superior Court of the State of California, County of Orange stayed our case against AcSentient and ruled that the dispute had to be arbitrated. We will have an opportunity to appeal that court ruling after the final judgment is entered by the court. On January 24, 2011, AcSentient filed a request for arbitration with the ICC.

There can be no assurance about when these two disputes will be resolved, and we cannot predict the final outcome and financial impact of either. Until these two disputes are resolved, for accounting purposes, we have been and intend to continue to reserve for XIBROM and BROMDAY royalties, which would have been payable to Senju and AcSentient if the relevant contractual royalty obligations were existing and enforceable. As of March 31, 2011, we had approximately $27 million reserved for such contingent XIBROM and BROMDAY royalties.

In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to XIBROM. From April 2008 through March 31, 2011, we have incurred approximately $3.9 million in legal fees associated with this matter and expect to incur significant expenses in the future. In addition, if the government chooses to engage in civil litigation or initiate a criminal prosecution against us as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such action or pay or incur substantial fines or penalties, either of which could significantly deplete our cash resources. The case is ongoing and the likelihood of an unfavorable outcome and/or the amount/range of loss, if any, cannot be reasonably estimated.

Section 703 of the National Defense Authorization Act of 2008, enacted on January 28, 2009, requires that pharmaceutical products purchased through the Department of Defense, or DoD, TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price discount under the Veterans Health Care Act of 1992. DoD issued a rule pursuant to Section 703 that requires manufacturers to provide DoD with a quarterly refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program, and to pay rebates to DoD on TRICARE Retail Pharmacy purchases retroactive to January 28, 2008. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009 (the effective date of the DoD rule). In addition, the regulation is currently the subject of litigation, and it is our position that the retroactive application of the regulation is contrary to established case law. We have determined that payment of the retroactive rebate (from January 28, 2008 to May 26, 2009) created by the regulation is neither reasonably estimable nor probable as of March 31, 2011.

We incurred legal expenses in the amount of $0.1 million and $0.2 million with the law firm, Covington & Burling, for the three months ended March 31, 2011 and 2010, respectively. A member of our Board of Directors is senior counsel in this law firm.

New Accounting Pronouncements

In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that a goodwill impairment exists, an entity must evaluate whether there are adverse qualitative factors. The updated guidance is effective beginning in our fiscal 2012 year. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB updated the accounting guidance relating to the disclosure of supplementary pro forma information for business combinations. The updated guidance requires companies to provide additional comparative pro forma financial information along with the nature and amount of any material nonrecurring pro forma adjustments related to the business combination. The updated guidance is effective for business combinations which have an acquisition date in fiscal years beginning on or after December 15, 2010, or our 2011 fiscal year. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB issued an Accounting Standards Update, or ASU, 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers (A consensus of the FASB Emerging Issues Task Force). ASU 2010-27 addresses questions concerning how pharmaceutical companies should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Healthcare Reform Act, and collectively referred to as the Acts. The Acts impose an annual fee on the pharmaceutical manufacturing industry for each year beginning on or after January 1, 2011. For reporting entities that are subject to the pharmaceutical fee mandated by the Acts, the amendments in ASU 2010-27 specify the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another better method better allocates the fee over the calendar year that it is payable. ASU 2010-27 is effective for calendar years beginning after December 31, 2010, or our 2011 fiscal year, when the fee initially becomes payable. We adopted the provisions of ASU 2010-27 on January 1, 2011 and the adoption did not have a material effect to our financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under ASU 2010-17, entities can make an accounting policy to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met for the milestones to be considered substantive. ASU 2010-17 is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for us means 2011. We adopted the provisions of ASU 2010-17 on January 1, 2011 and the adoption did not have a material effect to our financial position or results of operations.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment policy is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.

Interest Rate Risk

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

All outstanding amounts under our Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.50%. In no event shall the interest rate on outstanding borrowings be less than 4.50%. Interest is payable on a monthly basis and may expose us to market risk due to changes in interest rates. As of March 31, 2011, we had $13.0 million in borrowings under our Revolving Credit Facility. The interest rate at March 31, 2011 was 4.50%. A 10% change in interest rates on our Revolving Credit Facility would not have had a material effect on our net income for the three months ended March 31, 2011.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

Item 4	Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d under the Exchange Act, that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms promulgated by the Securities and Exchange Commission. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

In June 2010, we initiated a legal action by filing a Complaint against AcSentient seeking a declaratory judgment with regard to our XIBROM royalty obligations under the Asset Purchase Agreement dated May 3, 2002 between us and AcSentient, Inc. The only U.S. patent applicable to XIBROM expired in January 2009 and, according to U.S. case law and the terms of our agreement with AcSentient, Inc., we believe no XIBROM royalties are due after patent expiration. A declaratory judgment that we are seeking from the court in regard to royalty obligations to AcSentient may apply not only to XIBROM, but also to BROMDAY, which was approved by the FDA in October 2010. In November 2010, the Superior Court of the State of California, County of Orange stayed our case against AcSentient and ruled that the dispute had to be arbitrated. We will have an opportunity to appeal that court ruling after the final judgment is entered by the court. On January 24, 2011, AcSentient filed a request for arbitration with the ICC. There can be no assurance about when this dispute will be resolved, and we cannot predict the final outcome and financial impact of such dispute.

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

ISTA PHARMACEUTICALS, INC. (Registrant)

Dated: May 5, 2011	/S/ VICENTE ANIDO, JR., PH.D.
Vicente Anido, Jr., Ph.D. President and Chief Executive Officer

Dated: May 5, 2011	/S/ LAUREN P. SILVERNAIL
Lauren P. Silvernail Chief Financial Officer and Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.