Form 10-Q
period 2011-06-30
ISTA PHARMACEUTICALS INC
filed 2011-08-01
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 30, 2011 was 41,858,926.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

ISTA PHARMACEUTICALS INC.

Condensed Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$82,841	$78,777
Accounts receivable, net of allowances of $1 for June 30, 2011 and December 31, 2010, respectively	31,094	33,497
Inventory, net of allowances of $1,003 and $1,275 for June 30, 2011 and December 31, 2010, respectively	6,523	6,130
Other current assets	3,473	3,454

Total current assets	123,931	121,858
Property and equipment, net	10,355	10,352
Deferred financing costs, net	1,350	1,885
Deposits and other assets	91	145

Total assets	$135,727	$134,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,673	$4,158
Accrued compensation and related expenses	5,059	6,428
Revolving Credit Facility	13,000	13,000
Current portion of Facility Agreement	21,450	21,450
Current portion of obligations under capital leases	143	143
Allowance for rebates and chargebacks	11,655	9,273
Allowance for product returns	8,144	8,623
Royalties payable	32,605	25,567
Other accrued expenses	12,814	17,394

Total current liabilities	113,543	106,036
Deferred rent and other long term liabilities	2,158	2,287
Obligations under capital leases	206	123
Facility Agreement, net of current portion and unamortized discounts and derivatives	40,137	38,706
Warrant liability	46,230	66,185

Total liabilities	202,274	213,337

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized of which 1,000 shares have been designated as Series A Participating Preferred Stock at June 30, 2011 and December 31, 2010; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at June 30, 2011 and December 31, 2010; 41,859 and 33,589 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	41	33
Additional paid-in capital	407,283	323,442
Accumulated deficit	(473,871)	(402,572)

Total stockholders’ deficit	(66,547)	(79,097)

Total liabilities and stockholders’ deficit	$135,727	$134,240

See accompanying notes

ISTA PHARMACEUTICALS INC.

Condensed Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product sales, net	$37,138	$35,068	$73,858	$63,373

Total revenues	37,138	35,068	73,858	63,373

Cost of products sold	9,083	8,209	18,300	15,494

Gross profit	28,055	26,859	55,558	47,879

Costs and expenses:
Research and development	8,850	5,031	19,194	9,834
Selling, general and administrative	23,353	19,900	50,284	40,768

Total costs and expenses	32,203	24,931	69,478	50,602

(Loss) income from operations	(4,148)	1,928	(13,920)	(2,723)
Other income (expense):
Interest expense	(2,068)	(2,073)	(4,140)	(4,144)
(Loss) gain on derivative valuation	(7)	6	(7)	13
Gain (loss) on warrant valuation	18,996	26,306	(53,238)	33,497
Other income	2	—	6	—

Total other income (expense)	16,923	24,239	(57,379)	29,366

Net income (loss)	$12,775	$26,167	$(71,299)	$26,643

Net income (loss) per common share, basic	$0.33	$0.78	$(1.98)	$0.80

Shares used in computing net income (loss) per common share, basic	38,378	33,408	36,060	33,386

Net income (loss) per common share, diluted	$0.25	$0.61	$(1.98)	$0.62

Shares used in computing net income (loss) per common share, diluted	50,172	42,606	36,060	43,277

See accompanying notes

ISTA PHARMACEUTICALS, INC.

Condensed Statement of Stockholders’ Deficit

(in thousands, except share data)

(unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount
Balance at December 31, 2010	33,589,335	$33	$323,442	$(402,572)	$(79,097)
Issuance of common stock for options	506,460	2	2,336	—	2,338
Restricted stock issuances	98,236	—	—	—	—
Issuance of common stock from warrant exercise	7,594,502	6	6,230	—	6,236
Transfer of warrant liability to additional paid in capital upon exercise of warrants	—	—	73,193	—	73,193
Common stock issued under ESPP	70,393	—	311	—	311
Stock-based compensation costs	—	—	1,771	—	1,771
Net loss	—	—	—	(71,299)	(71,299)

Comprehensive loss	—	—	—	(71,299)	(71,299)

Balance at June 30, 2011	41,858,926	$41	$407,283	$(473,871)	$(66,547)

See accompanying notes

ISTA PHARMACEUTICALS INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net (loss) income	$(71,299)	$26,643
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation costs	1,771	1,872
Amortization of deferred financing costs	535	536
Amortization of discount on Facility Agreement	1,424	1,424
Change in value of warrants related to Facility Agreement	53,238	(33,497)
Change in value of derivatives related to Facility Agreement	7	(13)
Depreciation and amortization	1,121	484
Changes in operating assets and liabilities:
Accounts receivable, net	2,403	(4,974)
Inventory, net	(393)	647
Other current assets	(19)	(244)
Accounts payable	4,515	(610)
Accrued compensation and related expenses	(1,369)	(3,206)
Allowance for rebates and chargebacks	2,382	1,475
Allowance for product returns	(479)	738
Royalties payable	7,038	6,155
Other accrued expenses	(4,580)	2,345
Deferred rent and other long term liabilities	(129)	—

Net cash used in operating activities	(3,834)	(225)

INVESTING ACTIVITIES
Purchases of equipment	(941)	(560)
Deposits and other assets	54	10

Net cash used in investing activities	(887)	(550)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	6,236	—
Proceeds from exercise of stock options	2,338	8
Proceeds from issuance of common stock for ESPP	311	36
Payments under capital leases	(100)	(81)
Proceeds from Revolving Credit Facility	26,000	26,000
Repayments on Revolving Credit Facility	(26,000)	(26,000)

Net cash provided by (used in) financing activities	8,785	(37)

Increase (decrease) in cash and cash equivalents	4,064	(812)
Cash and cash equivalents at beginning of period	78,777	53,702

Cash and cash equivalents at end of period	$82,841	$52,890

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,159	$2,202
Transfer of warrant liability to additional paid-in capital upon exercise of warrants	$73,193	$—

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

We are a rapidly growing commercial-stage, multi-specialty pharmaceutical company developing, marketing and selling our own products in the United States, or the U.S., and Puerto Rico. We are the fourth largest branded prescription eye care business in the U.S. and have an emerging allergy drug franchise. We manufacture our finished good products through third-party contracts, and we in-license or acquire new products and technologies to add to our internal development efforts from time to time. Our products and product candidates seek to treat allergy and serious diseases of the eye and include therapies for ocular inflammation and pain, glaucoma, dry eye and ocular and nasal allergies. The U.S. prescription markets which our therapies seek to address include key segments of the $6.5 billion ophthalmic pharmaceutical market and the $2.5 billion nasal allergy market.

We currently have four products available for sale in the U.S. and Puerto Rico: BROMDAY (bromfenac ophthalmic solution) 0.09%, for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions, BEPREVE (bepotastine besilate ophthalmic solution) 1.5%, for the treatment of ocular itching associated with allergic conjunctivitis, ISTALOL (timolol maleate ophthalmic solution) 0.05%, for the treatment of glaucoma and VITRASE (hyaluronidase injection) ovine, 200 USP units/ml, for use as a spreading agent. In addition, we have several eye and allergy product candidates in various stages of development, including treatments for dry eye, ocular inflammation and pain and nasal allergies.

Due to the rapid adoption of BROMDAY™ (bromfenac ophthalmic solution) 0.09%, the first and only once-daily non-steroidal anti-inflammatory prescription eye drop for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions, in February 2011 we stopped shipping twice-daily XIBROM (bromfenac ophthalmic solution)® 0.09%. At that time, we anticipated wholesalers would continue to sell XIBROM to pharmacies until their inventories were depleted. As of June 30, 2011, most of the wholesalers inventories were depleted. Thus, we believe that the conversion of XIBROM to BROMDAY has been well accepted by the markets.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying unaudited condensed financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles in the United States, or GAAP, and, therefore should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission, or the SEC, on February 25, 2011.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the unaudited condensed balance sheets as of June 30, 2011 and December 31, 2010, the statements of operations for the three and six months ended June 30, 2011 and 2010, the statement of stockholders’ deficit for the six months ended June 30, 2011 and the statements of cash flows for the six months ended June 30, 2011 and 2010 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

We establish allowances for estimated rebates, chargebacks and product returns based on numerous qualitative and quantitative factors, including:

•	the number of agreements with customers and specific contractual terms;

•	the estimated level of units in the distribution channel;

•	historical rebates, chargebacks and returns of products;

•	direct communication with customers;

•	anticipated introduction of competitive products or generics;

•	anticipated pricing strategy changes by us and/or our competitors;

•	analysis of prescription data gathered by a third-party prescription data provider;

•	the impact of wholesaler distribution agreements;

•	the impact of changes in state and federal regulations; and

•	the estimated remaining shelf-life of products.

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

In general, we are obligated to accept from our customers the return of products that have reached their expiration date. We authorize returns for damaged products, expiring and expired products in accordance with our return goods policy and procedures, and have established reserves for such amounts at the time of sale. We typically refund the agreed proportion of the sales price by the issuance of a credit, rather than a cash refund or exchange for inventory, and the returned product is destroyed. With the launch of each of our products, we record a sales return allowance, which is larger for stocking orders than subsequent re-orders. To date, actual product returns have not exceeded our estimated allowances for returns. Although we believe that our estimates and assumptions are reasonable as of the date made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns materially exceed our estimated allowances for returns.

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

Allowances for product returns were $8.1 million and $8.6 million as of June 30, 2011 and December 31, 2010, respectively. These allowances reflect an estimate of our liability for products that may be returned by the original purchaser in accordance with our stated return policy, which allows customers to return products within six months of their respective expiration dates and for a period up to twelve months after such products have reached their respective expiration dates. We estimate our liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above. As a percentage of gross product revenues, the reserve for product returns was 1.8% and 2.9% for the three months ended June 30, 2011 and 2010, respectively; and was 1.5% and 2.3% for the six months ended June 30, 2011 and 2010, respectively. The decrease is primarily due to the improvement in historical trending of actual return data, product shelf-life, and continued acceptance and pull-through of our products.

We also periodically offer promotional discounts to our existing customer base. These discounts are usually calculated as a percentage of the current published list price. Accordingly, the discounts are recorded as a reduction of revenue in the period that the program is offered. In addition to promotional discounts, at the time we implement a price increase, we generally offer our existing customers an opportunity to purchase a limited quantity of products at the previous list price. Shipments resulting from these programs generally are not in excess of ordinary levels and therefore, we recognize the related revenue upon receipt by the customer and include the sale in estimating our various product-related allowances. In the event we determine that these sales represent purchases of inventory in excess of ordinary levels for a given wholesaler, the potential impact on product returns exposure would be specifically evaluated and reflected as a reduction to revenue at the time of such sale.

Allowances for estimated rebates and chargebacks were $11.7 million and $9.3 million as of June 30, 2011 and December 31, 2010, respectively. Other discounts, such as wholesaler fees and prompt pay discounts, were $4.7 million and $5.0 million as of June 30, 2011 and December 31, 2010, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts, chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements and fees charged by certain wholesalers under distribution agreements. We estimate our liability for rebates, chargebacks and other discounts, such as wholesaler fees, at each reporting period based on the assumptions described above.

As a percentage of gross product revenues, the allowance for rebates, chargebacks and other discounts such as wholesaler fees was 21.9% and 17.5% for the three months ended June 30, 2011 and 2010, respectively; and was 21.9% and 17.6% for the six months ended June 30, 2011 and 2010, respectively. The increase is primarily due to growth in the number and utilization of managed care contracts, federal contracts, and wholesaler distribution agreements and the impact of higher Medicaid and Medicare rebates required under the current healthcare legislation. We record estimated Medicare rebates required under the healthcare legislation, commonly known as the “donut-hole,” that became effective beginning January 1, 2011. We have recorded Medicare rebates of approximately $0.4 million during the six months ended June 30, 2011 for the donut-hole.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term U.S. Treasury investments with maturities of three months or less when purchased. Cash and cash equivalents are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at June 30, 2011 and December 31, 2010, due to a temporary federal program in effect through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits. We had total cash and cash equivalents of approximately $82.8 million and $78.8 million as of June 30, 2011 and December 31, 2010, respectively, of which, $60 million at both June 30, 2011 and December 31, 2010, respectively, were invested in low interest bearing U.S. Treasury Funds.

Concentration of Credit Risk and Customer Risk

Financial instruments that potentially subject us to a significant concentration of credit risk principally consist of trade receivables. Wholesale distributors account for a substantial portion of trade receivables. Accounts receivable from McKesson HBOC, Cardinal Health, Inc., and AmeriSource Bergen Corp. accounted for 46%, 45% and 5%, respectively, of our total accounts receivable as of June 30, 2011. Accounts receivable from McKesson HBOC, Cardinal Health, Inc., and AmeriSource Bergen Corp. accounted for 37%, 43% and 14%, respectively, of our total accounts receivable as of December 31, 2010. We maintain reserves for bad debt and such losses, in the aggregate, have not exceeded our estimates.

Sales to Cardinal Health, Inc., McKesson HBOC, and AmeriSource Bergen Corp. accounted for 40%, 37% and 16%, respectively, of our net revenues for the six months ended June 30, 2011. Sales to Cardinal Health, Inc., McKesson HBOC, and AmeriSource Bergen Corp. accounted for 40%, 36% and 17%, respectively, of our net revenues for the six months ended June 30, 2010.

Inventory

Inventory at June 30, 2011 was $6.5 million, which was comprised of $3.3 million of raw materials, $0.9 million of work-in-progress and $3.3 million of finished goods and excluded $1.0 million in inventory reserves. Inventory at December 31, 2010 was $6.1 million, which was comprised of $3.5 million of raw materials, $0.1 million of work-in-progress and $3.8 million of finished goods and excluded $1.3 million in inventory reserves. Inventory, net of allowances, is stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method.

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

Ovine hyaluronidase, the active pharmaceutical ingredient used in VITRASE, is processed in several stages to produce a highly purified raw material for formulation. In June 2010, we received approval from the U.S. Food and Drug Administration, or the FDA, to manufacture hyaluronidase at our Irvine, California manufacturing facility and began production in July 2010. We have a supply agreement with Alliance Medical Products to manufacture finished product of VITRASE. Currently, Alliance Medical Products is our sole source for finished product of VITRASE.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, current and long-term debt, certain derivatives related to our debt obligations and common stock warrants issued to lenders. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of our revolving credit facility with Silicon Valley Bank, or the Revolving Credit Facility, approximates fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics. Although our facility agreement, or the Facility Agreement, with certain accredited institutional investors, collectively known as the Lenders, is considered a financial instrument, we are unable to reasonably determine fair value.

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

We have segregated all assets and liabilities measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of June 30, 2011 and December 31, 2010, all of our assets and liabilities are valued using Level 1 inputs except for the derivatives and warrants related to our Facility Agreement. We have valued the warrants using a Black-Scholes model, which we believe is the appropriate valuation model based on the terms of the warrants and based on assumptions and data available as of June 30, 2011 and December 31, 2010, including but not limited to our stock price, risk-free interest rates and stock price volatility.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands) (unaudited):

	Fair Value Measurements using			Total Carrying Value at
	Level 1	Level 2	Level 3
June 30, 2011
Cash and cash equivalents, including U.S. Treasury Funds	$82,841	$—	$—	$82,841
Derivatives (Facility Agreement)	—	—	(176)	(176)
Warrants	—	—	(46,230)	(46,230)

December 31, 2010
Cash and cash equivalents, including U.S. Treasury Funds	$78,777	$—	$—	$78,777
Derivatives (Facility Agreement)	—	—	(169)	(169)
Warrants	—	—	(66,185)	(66,185)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Warrants
Balance at December 31, 2010	$(169)	$(66,185)
Total gains or losses (realized or unrealized)	(7)	(53,238)
Transfer of warrant liability to additional paid-in capital upon exercise of warrants	—	73,193

Balance at June 30, 2011	$(176)	$(46,230)

Comprehensive (Loss) Income

Accounting Standards Codification 220 “Comprehensive Income,” or ASC 220, requires reporting and displaying comprehensive income (loss) and its components, which includes net income (loss) and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive (loss) income for the six months ended June 30, 2011 and 2010 was $(71.3) million and $26.6 million, respectively.

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

At June 30, 2011, there was $6.7 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.5 years.

Restricted Stock Awards

The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock were $0.1 million for both of the three months ended June 30, 2011 and 2010, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was approximately $1.4 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of common and common equivalent shares, such as stock options, unvested restricted shares and warrants, outstanding during the period. Diluted earnings per common share consider the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of potential common shares related to our stock options, unvested restricted shares and warrants, in periods in which the exercise or conversion price is greater than the average market price of our common stock during the period.

Basic and diluted net income (loss) per share was calculated as follows (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for basic and diluted income (loss) per share:
Net income (loss)	$12,775	$26,167	$(71,299)	$26,643

Denominator:
Denominator for basic income (loss) per share – weighted-average shares	38,378	33,408	36,060	33,386
Effect of dilutive securities	11,794	9,198	—	9,891

Denominator for diluted income (loss) per share – adjusted weighted-average shares	50,172	42,606	36,060	43,277

Diluted net income per share of common stock includes the dilutive effect of stock options, unvested restricted stock and warrants. As we incurred a net loss for the six months ended June 30, 2011, we have not computed the diluted earnings per share, as the potentially dilutive securities would have an anti-dilutive effect on earnings. For the three months ended June 30, 2011 and 2010, approximately 6.7 million and 14.0 million stock options and warrants, respectively, were excluded from the calculation of diluted income per share because their exercise prices rendered them anti-dilutive. For the six months ended June 30, 2010, approximately 13.3 million stock options and warrants were excluded from the calculation of diluted income per share because their exercise prices rendered them anti-dilutive.

Common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. We have further determined that warrants issued in conjunction with our Facility Agreement represent participating securities, requiring the use of the two-class method for the calculation of basic and diluted earnings per share. Because net losses are not allocated to the warrant holders, the two-class method does not affect our calculation of earnings per share for the six months ended June 30, 2011. The two-class method for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2010 reflects the amount of unallocated undistributed earnings calculated using the participation percentage.

The following table sets forth the calculation of unallocated undistributed earnings using the two-class method for amounts attributable to our common stock and our warrants (in thousands) (unaudited):

	Three Months Ended		Six Months Ended June 30, 2010
	June 30, 2011	June 30, 2010
Net income attributable to shareholders	$12,775	$26,167	$26,643

Common stock unallocated earnings	$10,064	$18,059	18,383
Warrant unallocated earnings	2,711	8,108	8,260

Total unallocated earnings	$12,775	$26,167	$26,643

Executive Employment Agreements

We have agreements with each of our officers which provides that any unvested stock options and restricted shares then held by such officer will become fully vested and, with respect to stock options, immediately exercisable, in the event of a change in control of the Company and, in certain instances, if such officer’s employment is terminated by the Company without cause within 24 months following such change in control or such officer resigns for good reason within 60 days of the event forming the basis for such good reason termination.

Revolving Credit Facility

Under our Revolving Credit Facility, we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash and cash equivalents or $10.0 million. As of June 30, 2011, we had $24.5 million available under the Revolving Credit Facility, of which we borrowed $13.0 million. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.50%. In no event shall the interest rate on outstanding borrowings be less than 4.50%, which is payable on a monthly basis. The Revolving Credit Facility also contains customary covenants regarding the operation of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; or (v) an acceleration event occurs under certain types of other indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Silicon Valley Bank could be accelerated, such that it becomes immediately due and payable. We also had letters of credit of $0.6 million outstanding. As of June 30, 2011, we were in compliance with all of the covenants under the Revolving Credit Facility. All amounts borrowed under the Revolving Credit Facility were repaid in July 2011. The Revolving Credit Facility expires on March 31, 2012.

Facility Agreement

Pursuant to our Facility Agreement, the Lenders loaned us $65 million. On June 30, 2011, we had total indebtedness under the Facility Agreement of $65 million, which excludes unamortized discounts of $3.6 million and the value of the derivative of $0.2 million. Outstanding amounts under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in arrears. We are required to repay the Lenders 33% of the original principal amount (or $21.5 million) on each of September 26, 2011 and 2012, and 34% of the original principal amount (or $22.0 million) on September 26, 2013.

Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to repay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding is commenced by or against us; or (v) cash and cash equivalents on the last day of each calendar quarter are less than $10 million. The Facility Agreement also contains customary covenants regarding operations of our business. As of June 30, 2011, we were in compliance with all the covenants under the Facility Agreement.

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

Because the consummation of certain change in control transactions results in a premium of the outstanding principal, the premium put feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. The value of the derivative at June 30, 2011 was $0.2 million and is marked-to-market and adjusted quarterly through other expense.

In connection with the Facility Agreement, we issued to the Lenders warrants to purchase an aggregate of 15 million shares of our common stock at an exercise price of $1.41 per share. If we issue or sell shares of our common stock (other than certain “excluded shares,” as such term is defined in the Facility Agreement), we will issue concurrently therewith additional warrants to purchase such number of shares of common stock that will entitle the Lenders to maintain the same beneficial ownership in the Company after the issuance as they had prior to such issuance, as adjusted on a prorata basis for repayments of the outstanding principal amount under the loan, with such warrants being issued at an exercise price equal to the greater of $1.41 per share and the closing price of the common stock on the date immediately prior to the issuance. The anti-dilutive element in the warrant agreement requires us to follow the Derivatives and Hedging Topic of the FASB Accounting Standards Codification, or the Codification. The Codification requires us to classify our warrants as a liability, which are marked to market and adjusted quarterly. We recorded a non-cash valuation loss of $53.2 million, or $1.48 per diluted share for the six months ended June 30, 2011. We recorded a valuation gain of $33.5 million, or $0.77 per diluted share for the six months ended June 30, 2010. For the three months ended June 30, 2011 and June 30, 2010, we recorded valuation gains of $19.0 million, or $0.38 per diluted share and $26.3 million, or $0.62 per diluted share, respectively. The change in the valuation of the warrants was primarily driven by changes in both our stock price and related volatility. During the three months ended June 30, 2011, some of the Lenders and their assignees exercised a total of 8.1 million warrants, of which a portion were exercised for cash and a portion were exercised on a cashless basis.

A reconciliation of warrant activity for the six months ended June 30, 2011 is as follows (in thousands) (unaudited):

	Warrants Exercised		Common Stock Issued
Balance at December 31, 2010		15,000
Less: warrants exercised / common stock issued
For cash	(4,423)		4,423
On a cashless basis	(3,666)		3,172

Total warrants exercised / common stock issued		(8,089)	7,595

Balance at June 30, 2011		6,911

Commitments and Contingencies

We are subject to routine claims and litigation incidental to our business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on our operating results or financial position.

Legal Proceedings

Bromfenac Royalty Litigation. We initiated legal action in April 2010 against Senju seeking a declaratory judgment with regard to our royalty obligations to Senju in connection with bromfenac products and a recovery of overpaid XIBROM royalties and other damages. The only U.S. patent applicable to XIBROM and, now to BROMDAY, expired in January 2009 and, according to U.S. case law and the terms of our agreement with Senju, we believe no bromfenac product royalties are due after patent expiration. In August 2010, the U.S. District Court for the Central District of California stayed our action against Senju, and, in September 2010, Senju initiated an arbitration proceeding regarding the same dispute with the International Chamber of Commerce, or the ICC. The order staying our action against Senju will not become appealable until after the arbitration is concluded and a judgment is entered in the court case. The arbitration proceeding, the outcome of which may also affect our BROMDAY royalty obligations, is in its early stages.

In June 2010, we initiated a legal action by filing a Complaint against AcSentient, Inc. and AcSentient II, LLC, which we collectively refer to as AcSentient, seeking a declaratory judgment with regard to our bromfenac royalty obligations under the Asset Purchase Agreement dated May 3, 2002 between the Company and AcSentient, Inc. The only U.S. patent applicable to XIBROM and, now, to BROMDAY expired in January 2009 and, according to U.S. case law and the terms of our agreement with AcSentient, Inc., we believe no XIBROM and BROMDAY royalties are due after patent expiration. A declaratory judgment that we are seeking from the Court in regard to royalty obligations to AcSentient may apply not only to XIBROM, but also to BROMDAY, which was approved by the FDA in October 2010. In November 2010, the Superior Court of the State of California, County of Orange stayed our case against AcSentient and ruled that the dispute had to be arbitrated. We will have an opportunity to appeal that Court’s ruling after the final judgment is entered by the Court. In January 2011, AcSentient filed a request for arbitration with the ICC. That arbitration is in its early stages.

There can be no assurance about when these two disputes will be resolved, and we cannot predict the final outcome or financial impact of either. Until these two disputes are resolved, for accounting purposes, we have been and intend to continue to reserve for BROMDAY and XIBROM royalties, which would have been payable to Senju and AcSentient if the relevant contractual royalty obligations were existing and enforceable. As of June 30, 2011, we had approximately $29.2 million reserved for such contingent XIBROM and BROMDAY royalties.

Subpoenas From the U.S. Attorney, Western District of New York. In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to XIBROM. From April 2008 through June 30, 2011, we have incurred approximately $4.0 million in legal fees associated with this matter and expect to incur significant expenses in the future. In addition, if the government chooses to engage in civil litigation or initiate a criminal prosecution against us as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such action or pay or incur substantial fines or penalties, either of which could significantly deplete our cash resources. The case is ongoing and the likelihood of an unfavorable outcome and/or the amount/range of loss, if any, cannot be reasonably estimated.

TRICARE Retail Pharmacy Program. Section 703 of the National Defense Authorization Act of 2008, enacted on January 28, 2009, requires that pharmaceutical products purchased through the Department of Defense, or DoD, TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price discount under the Veterans Health Care Act of 1992. DoD issued a rule pursuant to Section 703 that requires manufacturers to provide DoD with a quarterly refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program, and to pay rebates to DoD on TRICARE Retail Pharmacy purchases retroactive to January 28, 2008. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009 (the effective date of the DoD rule). In addition, the regulation is currently the subject of litigation, and it is our position that the retroactive application of the regulation is contrary to established case law. We have determined that payment of the retroactive rebate (from January 28, 2008 to May 26, 2009) created by the regulation is neither reasonably estimable nor probable as of June 30, 2011.

FDA Complaint. We filed a Citizen Petition, or CP, with the FDA in March 2011. The CP requested the FDA to refrain from granting tentative or final approval of any abbreviated new drug application, or ANDA, for bromfenac sodium ophthalmic solution 0.09% that utilizes the labeling for discontinued XIBROM (bromfenac ophthalmic solution)® 0.09% or omits any portion of the BROMDAY label relating to the once-per-day dosing. In May 2011, the FDA partially denied our CP and approved a generic version of twice-daily bromfenac ophthalmic solution 0.09%, which is substitutable for one bottle size of our twice-daily XIBROM (bromfenac ophthalmic solution)® 0.09%. In May 2011, we filed a Complaint in the United States District Court for the District of Columbia alleging that the FDA’s approval of a generic version of XIBROM was arbitrary, capricious, and contrary to law. We also filed papers seeking injunctive relief with respect to the FDA’s approval of a generic version of twice-daily bromfenac ophthalmic solution 0.09% and relief from denial of our 2011 CP requesting that the FDA refrain from granting tentative or final approval of any abbreviated new drug application for bromfenac sodium ophthalmic solution 0.09% that utilizes the labeling for discontinued XIBROM or omits any portion of the BROMDAY label relating to the once-per-day dosing. Although our request for a temporary injunction was denied by the Court in May 2011, our subsequent motion for summary judgment seeking revocation of the approval of the generic bromfenac product is currently being briefed before the Court.

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

Segment Reporting

We currently operate in only one segment.

Income Taxes

We account for income taxes under the Income Tax Topic of the FASB Accounting Standards Codification. As of June 30, 2011 and December 31, 2010, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our condensed balance sheets at June 30, 2011 and December 31, 2010, respectively, and have not recognized interest and/or penalties in the condensed statement of operations for the three and six months ended June 30, 2011.

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

New Accounting Pronouncements

In June 2011, the FASB updated the accounting guidance on Topic 220, entitled “Comprehensive Income”, relating to presentation of comprehensive income. This guidance requires companies to present total comprehensive income, the components of net income and the components of other comprehensive income, or OCI, either in a single continuous statement of comprehensive income or in two but consecutive statements. Additionally, companies are required to present on the face of the financial statements the reclassification adjustments that are reclassified from OCI to net income, where the components of net income and the components of OCI are presented. This guidance is effective beginning in our fiscal 2012 year. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In June 2011, the FASB updated the accounting guidance on alignment of disclosures for GAAP and the International Financial Reporting Standards, or IFRS, by updating Topic 820 entitled “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, relating to presentation of fair value measurements reported in financial statements. The updated guidance requires companies to align fair value measurement and disclosure requirements between GAAP and IFRS. The updated guidance is effective beginning in our fiscal 2012 year and earlier adoption is not permitted. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that goodwill impairment exists, an entity must evaluate whether there are adverse qualitative factors. The updated guidance is effective beginning in our fiscal 2012 year. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

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

In December 2010, the FASB issued an Accounting Standards Update, Entitled “Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers (A consensus of the FASB Emerging Issues Task Force)”. ASU 2010-27 addresses how pharmaceutical companies should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act, of 2010 and the Health Care and Education Affordability Reconciliation Act of 2010 and subsequent legislation passed during the third quarter of 2010, which we collectively refer to as the Acts. The Healthcare Reform Act impose an annual fee on the pharmaceutical manufacturing industry for each year beginning on or after January 1, 2011. For reporting entities that are subject to the pharmaceutical fee mandated by the Healthcare Reform Act, the amendments in ASU 2010-27 specify the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight–line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2010-27 is effective for calendar years beginning after December 31, 2010, or our 2011 fiscal year, when the fee initially becomes payable. We adopted the provisions of ASU 2010-27 on January 1, 2011 and the adoption did not have a material effect to our financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under ASU 2010-17, entities can make an accounting policy to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met for the milestones to be considered substantive. ASU 2010-17 is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for us means our fiscal year 2011. We adopted the provisions of ASU 2010-17 on January 1, 2011 and the adoption did not have a material effect to our financial position or results of operations.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Quarterly Report on Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report on Form 10-Q, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the audited financial statements and the notes thereto and disclosures made under the captions “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “ Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, or the SEC, on February 25, 2011. We obtained the market data and industry information contained in this Quarterly Report on Form 10-Q from internal surveys, estimates, reports and studies, as appropriate, as well as from market research, publicly available information and industry publications. Although we believe our internal surveys, estimates, reports, studies and market research, as well as industry publications, are reliable, we have not independently verified such information, and, as such, we do not make any representation as to its accuracy.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC, on February 25, 2011 and the unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q. References in this Quarterly Report on Form 10-Q to “ISTA,” “we,” “our,” “us,” or the “Company” refer to ISTA Pharmaceuticals, Inc.

Overview

We are a rapidly growing commercial-stage, multi-specialty pharmaceutical company developing, marketing and selling our own products in the U.S. and Puerto Rico. We are the fourth largest branded prescription eye care business in the U.S. and have an emerging allergy drug franchise. We manufacture our finished good products through third-party contracts, and we in-license or acquire new products and technologies to add to our internal development efforts from time to time. Our products and product candidates seek to treat allergy and serious diseases of the eye and include therapies for ocular inflammation and pain, glaucoma, dry eye and ocular and nasal allergies. The U.S. prescription markets which our therapies seek to address include key segments of the $6.5 billion ophthalmic pharmaceutical market and the $2.5 billion nasal allergy market.

We currently have four products available for sale in the U.S. and Puerto Rico: BROMDAY (bromfenac ophthalmic solution) 0.09% for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions, BEPREVE (bepotastine besilate ophthalmic solution) 1.5% for the treatment of ocular itching associated with allergic conjunctivitis, ISTALOL (timolol maleate ophthalmic solution) 0.05% for the treatment of glaucoma and VITRASE (hyaluronidase injection) ovine, 200 USP units/ml for use as a spreading agent. Until February 28, 2011, we sold XIBROM (bromfenac ophthalmic solution) 0.09%, which was prescribed for the treatment of inflammation and pain following cataract surgery. Effective February 2011, we stopped shipping XIBROM and focused on the conversion of XIBROM to BROMDAY. As of the week ended July 15th, 2011, 96% of the new prescriptions for the bromfenac franchise were converted to BROMDAY. In addition, we have several eye and allergy product candidates in various stages of development, including treatments for dry eye, ocular inflammation and pain and nasal allergies.

We have, in general, incurred losses since inception and have a stockholders’ deficit of $66.5 million through June 30, 2011.

During the three months ended June 30, 2011 and through the date of this filing, the following events occurred:

•

We filed a Citizen Petition, or CP, with the FDA in March 2011. The CP requested the FDA to refrain from granting tentative or final approval of any abbreviated new drug application, or ANDA, for bromfenac sodium ophthalmic solution 0.09% that utilizes the labeling for discontinued XIBROM (bromfenac ophthalmic solution)® 0.09% or omits any portion of the BROMDAY label relating to the once-per-day dosing. In May 2011, the FDA partially denied our CP and approved a generic version of twice-daily bromfenac ophthalmic solution 0.09%, which is substitutable for one bottle size of our twice-daily XIBROM (bromfenac ophthalmic solution)® 0.09%. In May 2011, we filed a Complaint in the United States District Court for the District of Columbia alleging that the FDA’s approval of a generic version of XIBROM was arbitrary, capricious, and contrary to law. We also filed papers seeking injunctive relief with respect to the FDA’s approval of a generic version of twice-daily bromfenac ophthalmic solution 0.09% and relief from denial of our 2011 CP requesting that the FDA refrain from granting tentative or final approval of any abbreviated new drug application for bromfenac sodium ophthalmic solution 0.09% that utilizes the labeling for discontinued XIBROM or omits any portion of the BROMDAY label relating to the once-per-day dosing. Although our request for a temporary injunction was denied by the Court in May 2011, our subsequent motion for summary judgment seeking revocation of the approval of the generic bromfenac product is currently being briefed before the Court;

•

In April 2011, we announced positive, topline results from our Phase 2 dose-ranging, environmental clinical trial of bepotastine besilate nasal spray for the treatment of symptoms associated with seasonal allergic rhinitis, which is the inflammation of the nasal passages caused by allergies. According to the trial findings, each of three concentrations of bepotastine besilate nasal spray showed statistically significant improvements compared to placebo in patients’ nasal symptoms following exposure to Mountain Cedar pollen during the peak season for this allergen. These improvements were seen on day one of therapy and were sustained through the two-week treatment period. Further, safety data demonstrated bepotastine besilate was well-tolerated as a nasal spray, with an adverse event profile similar to placebo and consistent with those observed with bepotastine besilate dosed as a nasal spray in prior clinical trials and with other antihistamine nasal sprays;

•

In May 2011, we initiated Phase 3 studies for low-concentration BROMDAY, which is a new, patent-pending formulation containing a lower concentration of bromfenac than the currently marketed BROMDAY. We plan to enroll about 400 patients in the low-concentration BROMDAY Phase 3 studies which follow a similar design to those performed to gain approval of BROMDAY. Because of the similarity of the design to prior studies, the Phase 3 studies we initiated are not covered by an FDA Special Protocol Assessment. Assuming timely completion, results from these studies are expected in the fourth quarter of 2011;

•

In May 2011, we filed a universal shelf registration statement on Form S-3 with the SEC. The registration statement has been declared effective by the SEC, and we will be able to offer and sell up to $150 million of any form of securities including, but not limited to, equity, debt and other securities as described in the registration statement. Our intent with respect to the registration statement is to provide us with flexibility for financing future growth through acquisitions and strategic transactions, and does not reflect a change in our financing strategy. At present, we have no specific plans to issue any form of securities under the registration statement; and

•

On July 28, 2011, we announced top-line results from the first of its two Phase 3 studies to evaluate the short-term safety and efficacy of two concentrations of REMURA (bromfenac ophthalmic solution for dry eye) in alleviating the signs and symptoms of dry eye disease. Our Phase 3 safety and efficacy program, which consists of two studies known as EAST and WEST, is being conducted under a Special Protocol Assessment, or SPA, agreed upon with the FDA. According to preliminary analysis of the top-line results from the WEST study, while REMURA was highly effective in treating a sign and symptom of dry eye, it was not statistically significantly better than placebo, a common outcome reported in studies testing other dry eye therapies. From baseline, both concentrations of REMURA and the placebo showed highly statistically significant improvement (p < 0.0001) in one sign and one symptom. The co-primary end-points identified in the SPA require REMURA to achieve a statistically significant difference from placebo, not baseline, which was not achieved in the WEST Study. All three formulations were rated by patients as very comfortable. Since REMURA did not meet its co-primary end points in the WEST study, armed with this data, we expect to amend the statistical plan to appropriately focus the EAST study. The EAST study is now fully enrolled, but the database has not been locked. We will continue to analyze the WEST data, and once the data is available from the EAST Study, we will make decisions about future development plans. We expect to announce top-line results from the EAST study during fourth quarter of 2011.

Results of Operations

Three Months Ended June 30, 2011 and 2010

Revenues. Net revenues were approximately $37.1 million for the three months ended June 30, 2011, as compared to $35.1 million for the three months ended June 30, 2010.

The increase in revenues for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 is the result of the high growth of BEPREVE and ISTALOL, offset by declines in the BROMDAY/ XIBROM franchise. During the first half of 2011, we launched BROMDAY and discontinued XIBROM. While we were successful with the switch and in growing new prescriptions for the combined BROMDAY/XIBROM franchise by 10.5% year-to-date 2011 as compared to 2010, net revenues decreased due to (1) a lower average price per BROMDAY prescription as compared to XIBROM, due to marketing one bottle size of BROMDAY versus previously marketing two bottle sizes of XIBROM, (2) a marginally lower refill rate for BROMDAY as compared to XIBROM, and (3) beginning in May 2011, the generic substitution of some of the remaining XIBROM business.

The following table sets forth our net revenues for each of our products for the three months ended June 30, 2011 and 2010, respectively (dollars in millions), and the corresponding percentage change.

	Three Months Ended June 30,
	2011	2010	% Change
BROMDAY and XIBROM	$13.6	$21.1	(36%)
BEPREVE	12.2	6.2	97%
ISTALOL	7.9	4.3	84%
VITRASE	3.4	3.5	(3%)

Total revenues	$37.1	$35.1	6%

Gross margin and cost of products sold. Gross margin for the three months ended June 30, 2011 was 76% of net revenues, or $28.1 million, as compared to 77% of net revenues, or $26.9 million, for the three months ended June 30, 2010. The decrease in the gross margin percentage for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 is primarily the result of lower revenues from BROMDAY as described above, partially offset by growth in revenues and market share from BEPREVE and ISTALOL. Cost of products sold was $9.1 million for the three months ended June 30, 2011, as compared to $8.2 million for the three months ended June 30, 2010. Cost of products sold for the three months ended June 30, 2011 and 2010 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales.

Research and development expenses. Research and development expenses were $8.9 million for the three months ended June 30, 2011, as compared to $5.0 million for the three months ended June 30, 2010. The increase in research and development expenses of $3.9 million is due primarily to timing associated with the initiation and completion of clinical trials and increased medical affairs costs, as described below.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, and medical affairs costs. In addition, we also record as research and development expenses any upfront and milestone payments to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. For the three months ended June 30, 2011, approximately 54% of our research and development expenditures were for clinical development costs, 12% were for regulatory costs, 4% were for pharmaceutical development costs, 11% were for manufacturing development costs, 16% were for medical affairs costs, and 3% were for stock-based compensation costs ($0.2 million).

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Clinical development costs, which include clinical investigator fees, clinical trial monitoring costs, data management and statistical analysis, for the three months ended June 30, 2011 were $4.9 million as compared to $1.3 million for the three months ended June 30, 2010. The increase in costs resulted from the ongoing Phase 3 efficacy and safety dry eye trials for REMURA and the initiation of Phase 3 studies related to low-concentration BROMDAY.

•

Regulatory Costs — Regulatory costs, which include compliance expenses for existing products and other activity for pipeline projects, were $1.1 million and $0.9 million for the three months ended June 30, 2011 and 2010, respectively. These costs were higher due to increased personnel costs.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, were $0.3 million for both the three months ended June 30, 2011 and 2010, respectively.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, were $1.0 million for both the three months ended June 30, 2011 and 2010, respectively.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information and communication in support of our products, were $1.4 million for the three months ended June 30, 2011 as compared to $1.2 million for the three months ended June 30, 2010. The increase is primarily attributable to personnel costs, continuing medical education costs and post-marketing clinical studies.

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

Selling, general and administrative expenses. Selling, general and administrative expenses were $23.4 million for the three months ended June 30, 2011, as compared to $19.9 million for the three months ended June 30, 2010. The $3.5 million increase primarily reflects expenses of $1.4 million in legal fees incurred in connection with the Senju arbitration and our complaint against the FDA with respect to its approval of a generic version to XIBROM and $1.3 million of higher selling and marketing costs, primarily related to ongoing promotion of BROMDAY.

Stock-based compensation costs. Total stock-based compensation costs for the three months ended June 30, 2011 and 2010 were $1.0 million for both the three months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011 and 2010, we granted stock options to employees to purchase 117,800 shares of common stock (at a weighted average exercise price of $9.49 per share) and 160,769 shares of common stock (at a weighted average exercise price of $3.01 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 4,000 and 22,349 restricted stock awards for the three months ended June 30, 2011 and 2010, respectively. Included in stock-based compensation costs were $0.1 million for both the three months ended June 30, 2011 and 2010, respectively, related to restricted stock awards.

Interest expense. Interest expense was $2.1 million for both of the three months ended June 30, 2011 and 2010, respectively. The components of interest expense are as follows (in millions):

	Three Months Ended June 30,
	2011	2010
Interest related to the Facility Agreement	$1.0	$1.0
Amortization of the discount on the Facility Agreement	0.6	0.6
Amortization of deferred financing costs	0.3	0.3
Amortization of derivative on the Facility Agreement	0.1	0.1
Interest related to the Revolving Credit Facility	0.1	0.1

Interest expense	$2.1	$2.1

Gain (loss) on warrant valuation. For the three months ended June 30, 2011, we recorded a non-cash valuation gain of $19.0 million, or $0.38 per diluted share, as compared to a non-cash valuation gain of $26.3 million, or $0.62 per diluted share, for the three months ended June 30, 2010. The change in the valuation of the warrants for the three months ended June 30, 2011 and 2010 was primarily driven by decreases in our stock price, offset by increases in related volatility. For the three months ended June 30, 2011, the warrant valuation also was impacted by the exercise of 8.1 million warrants by some of the Lenders and their assignees as we reclassified the relevant warrant liability to equity upon the issuance of the shares of common stock.

Six Months Ended June 30, 2011 and 2010

Revenues. Net revenues were approximately $73.9 million for the six months ended June 30, 2011, as compared to $63.4 million for the six months ended June 30, 2010.

The increase in revenues for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 is the result of the high growth of BEPREVE and ISTALOL, offset by declines in the BROMDAY/ XIBROM franchise. During the first half of 2011, we launched BROMDAY and discontinued XIBROM. While we were successful with the switch and in growing new prescriptions for the combined BROMDAY/XIBROM franchise by 10.5% year-to-date 2011 as compared to 2010, net revenues decreased due to (1) a lower average price per BROMDAY prescription as compared to XIBROM, due to marketing one bottle size of BROMDAY versus previously marketing two bottle sizes of XIBROM, (2) a marginally lower refill rate for BROMDAY as compared to XIBROM, and (3) beginning in May 2011, the generic substitution of some of the remaining XIBROM business.

The following table sets forth our net revenues for each of our products for the six months ended June 30, 2011 and 2010, respectively (dollars in millions), and the corresponding percentage change.

	Six Months Ended June 30,
	2011	2010	% Change
BROMDAY and XIBROM	$36.6	$41.4	(12%)
BEPREVE	16.4	6.7	145%
ISTALOL	14.2	9.7	46%
VITRASE	6.7	5.6	20%

Total revenues	$73.9	$63.4	17%

Gross margin and cost of products sold. Gross margin for the six months ended June 30, 2011 was 75% of net revenues, or $55.6 million, as compared to 76% of net revenues, or $47.9 million, for the six months ended June 30, 2010. The decrease in the gross margin percentage for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 is primarily the result of lower revenues from BROMDAY and XIBROM as described above, partially offset by growth in revenues and market share from BEPREVE and ISTALOL. Cost of products sold was $18.3 million for the six months ended June 30, 2011, as compared to $15.5 million for the six months ended June 30, 2010. Cost of products sold for the six months ended June 30, 2011 and 2010 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves and other costs of products sold. The increase in cost of products sold is primarily the result of increased net product sales.

Research and development expenses. Research and development expenses were $19.2 million for the six months ended June 30, 2011, as compared to $9.8 million for the six months ended June 30, 2010. The increase in research and development expenses of $9.4 million is due primarily to timing associated with the initiation and completion of clinical trials and increased medical affairs costs, as described below.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, and medical affairs costs. In addition, we also record as research and development expenses any upfront and milestone payments to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. For the six months ended June 30, 2011, approximately 56% of our research and development expenditures were for clinical development costs, 11% were for regulatory costs, 3% were for pharmaceutical development costs, 9% were for manufacturing development costs, 18% were for medical affairs costs, and 3% were for stock-based compensation costs ($0.5 million).

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Clinical development costs for the six months ended June 30, 2011 were $10.7 million as compared to $2.3 million for the six months ended June 30, 2010. The increase in costs resulted from the ongoing Phase 3 efficacy and safety dry eye trials for REMURA, the completed Phase 2 bepotastine besilate nasal spray clinical trials and the initiation of Phase 3 trials related to low-concentration BROMDAY.

•

Regulatory Costs — Regulatory costs were $ 2.2 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively. These costs were primarily higher due to increased personnel costs.

•	Pharmaceutical Development Costs — Pharmaceutical development costs were $0.7 million for both the six months ended June 30, 2011 and 2010, respectively.

•	Manufacturing Development Costs — Manufacturing development costs were $1.7 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively.

•

Medical Affairs Costs — Medical affairs costs for the six months ended June 30, 2011 were $3.4 million as compared to $2.5 million for the six months ended June 30, 2010, or an increase of $1.0 million. The increase is primarily attributable to increased personnel costs, continuing medical education costs and post-marketing clinical studies.

Selling, general and administrative expenses. Selling, general and administrative expenses were $50.3 million for the six months ended June 30, 2011, as compared to $40.8 million for the six months ended June 30, 2010. The $9.5 million increase reflect expenses of $1.7 million of higher legal costs associated with the Senju arbitration and our complaint against the FDA regarding the approval of a generic version of XIBROM, $4.6 million in legal, professional and other fees incurred in connection with financing and due diligence activities to pursue a potential acquisition of a company with marketed products, for which we were successful in securing a financing commitment but were unsuccessful in concluding the acquisition, and higher sales and marketing costs of $2.4 million, which includes launch and promotional costs associated with our products, primarily BROMDAY.

Stock-based compensation costs. Total stock-based compensation costs for the six months ended June 30, 2011 and 2010 were both $1.8 million and $1.9 million, respectively. For the six months ended June 30, 2011 and 2010, we granted stock options to employees to purchase 753,740 shares of common stock (at a weighted average exercise price of $7.05 per share) and 869,309 shares of common stock (at a weighted average exercise price of $3.61 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 143,543 and 151,819 restricted stock awards for the six months ended June 30, 2011 and 2010, respectively. Included in stock-based compensation costs for the six months ended June 30, 2011 and 2010 were $0.3 and $0.2, respectively, related to restricted stock awards.

Interest expense. Interest expense was $4.1 million for both of the six months ended June 30, 2011 and 2010, respectively. The components of interest expense are as follows (in millions):

	Six Months Ended June 30,
	2011	2010
Interest related to the Facility Agreement	$2.1	$2.1
Amortization of the discount on the Facility Agreement	1.3	1.3
Amortization of deferred financing costs	0.5	0.5
Amortization of derivative on the Facility Agreement	0.1	0.1
Interest related to the Revolving Credit Facility	0.1	0.1

Interest expense	$4.1	$4.1

Gain (loss) on warrant valuation. For the six months ended June 30, 2011, we recorded a non-cash valuation loss of $53.2 million, or $1.48 per diluted share, as compared to a non-cash valuation gain of $33.5 million, or $0.77 per diluted share, for the six months ended June 30, 2010. The change in the valuation of the warrants for the six months ended June 30, 2011 was primarily driven by increases in our stock price and partially offset by related volatility. Comparatively, the 2010 changes in valuation were primarily driven by decreases in our stock price, offset by increases in related volatility. For the six months ended June 30, 2011, the warrant valuation also was impacted by the exercise of 8.1 million warrants by some of the Lenders and their assignees as we reclassified the relevant warrant liability to equity upon the issuance of the shares of common stock.

Our 2011 Financial Outlook

We expect 2011:

•	Net revenues of approximately $175 million to $190 million.

•	Gross margins of 75% to 77% of net revenues.

•	R&D expenses of 18% to 22% of net revenues.

•	SG&A expenses at the higher end of the guidance range of 44% to 48% of net revenues.

•	Operating income of $13 million to $16 million.

•	Non-GAAP adjusted cash net income of $13 million to $16 million.

•

Non-GAAP adjusted cash earnings per diluted share of $0.26 to $0.32, using 50 million fully diluted shares. The Company defines “adjusted cash net income” as the Company’s net income adjusted for the non-cash mark-to-market adjustments relating to warrants, plus non-cash interest expense and non-cash stock-based compensation costs of approximately $7.5 million to $8.5 million annually.

•

Year-end cash balance of $80 million to $90 million. This amount is after making our scheduled debt repayment of $21.5 million during the third quarter of 2011 and includes amounts drawn from our bank line and the reserves for BROMDAY/XIBROM royalties.

Excluding the warrant valuation expense, we expect 2011 to be our second year of profitability. However, we incurred a loss in the first half of 2011, due to timing of expenses.

Liquidity and Capital Resources

As of June 30, 2011, we had $82.8 million in cash and working capital of $10.4 million. One-third of our $65 million Facility Agreement (or $21.5 million) is due in September 2011 and we anticipate making the $21.5 million principal repayment out of cash on hand. Historically, we have financed our operations primarily through sales of our debt and equity securities and cash receipts from product sales. Since March 2000, we have received gross proceeds of approximately $352.9 million from sales of our common stock, including the recent issuance of our common stock upon the exercise of warrants, and the issuance of promissory notes and convertible debt.

Under our Revolving Credit Facility, we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash and cash equivalents or $10.0 million. As of June 30, 2011, we had $24.5 million available under the Revolving Credit Facility, of which we borrowed $13.0 million. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.50%. In no event shall the interest rate on outstanding borrowings be less than 4.50%, which is payable on a monthly basis. The Revolving Credit Facility also contains customary covenants regarding the operation of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; or (v) an acceleration event occurs under certain types of other indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Silicon Valley Bank could be accelerated, such that it becomes immediately due and payable. We also had letters of credit of $0.6 million outstanding. As of June 30, 2011, we were in compliance with all of the covenants under the Revolving Credit Facility. All amounts borrowed under the Revolving Credit Facility were repaid in July 2011. The Revolving Credit Facility expires on March 31, 2012.

Under our Facility Agreement, at June 30, 2011, we had total indebtedness of $65 million, which excludes unamortized discounts of $3.6 million and the value of the derivative of $0.2 million. Outstanding amounts under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in arrears. We are required to repay the Lenders 33% of the original principal amount (or $21.5 million) on each of September 26, 2011 and 2012, and 34% of the original principal amount (or $22.0 million) on September 26, 2013.

Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to repay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding is commenced by or against us; or (v) cash and cash equivalents on the last day of each calendar quarter are less than $10 million. The Facility Agreement also contains customary covenants regarding the operation of our business. As of June 30, 2011, we were in compliance with all the covenants under the Facility Agreement.

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

For the six months ended June 30, 2011, we used $3.8 million of cash from operations, primarily the result of a net loss, partially offset by certain non-cash charges and a net improvement in working capital of $9.4 million. We incurred a net loss of $71.3 million, which included a loss on warrant valuation ($53.2 million) and other non-cash charges of $4.8 million. Non-cash charges consisted primarily of stock-based compensation costs ($1.8 million), amortization of discounts on the Facility Agreement ($1.4 million), depreciation and amortization ($1.1 million) and amortization of deferred financing costs ($0.5 million). For the six months ended June 30, 2010, we used $0.2 million of cash from operations, primarily the result of a net loss after non-cash charges, partially offset by a net improvement in working capital of $2.3 million. We had net income of $26.6 million, which included a non-cash gain on warrant valuation ($33.5 million). Other non-cash charges include stock-based compensation costs ($1.9 million), amortization of discount on the Facility Agreement ($1.4 million), depreciation and amortization ($0.4 million) and amortization of deferred financing costs ($0.5 million).

For the six months ended June 30, 2011 and 2010, we used $0.9 million and $0.6 million , respectively, of cash from investing activities, primarily due to the purchases of property and equipment.

For the six months ended June 30, 2011, we generated cash from financing activities of $8.8 million, primarily from exercise of warrants ($6.2 million), exercises of stock options granted to our employees ($2.3 million) and issuance of stock to our employees under our Employee Stock Purchase Plan ($0.3 million). For the six months ended June 30, 2010, we neither used nor generated cash from financing activities.

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

These factors may cause us to seek to raise additional funds through additional sales of our debt, or equity or other securities. In May 2011, we filed a universal shelf registration statement on Form S-3 with the SEC. The registration statement has been declared effective by the SEC, and we will be able to offer and sell up to $150 million of any form of securities including, but not limited to, equity, debt and other securities as described in the registration statement. Our intent with respect to the registration statement is to provide us with flexibility for financing future growth through acquisitions and strategic transactions, and does not reflect a change in our financing strategy. At present, we have no specific plans to issue any form of securities under the registration statement. Also, there can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, our stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

We have incurred losses since inception and have never been profitable. Excluding the non-cash warrant valuation adjustment, during the fiscal year 2010, we generated a net income of $2.2 million. While we anticipate continuing to be profitable in 2011 and beyond (excluding any non-cash warrant valuation adjustments, non-cash stock based compensation and non-cash interest), we might not be able to achieve profitability or continue to remain profitable. We have a stockholders’ deficit of approximately $66.5 million through June 30, 2011.

Legal Proceedings

Bromfenac Royalty Litigation. We initiated legal action in April 2010 against Senju seeking a declaratory judgment with regard to our royalty obligations to Senju in connection with bromfenac products and a recovery of overpaid XIBROM royalties and other damages. The only U.S. patent applicable to XIBROM and, now to BROMDAY, expired in January 2009 and, according to U.S. case law and the terms of our agreement with Senju, we believe no bromfenac product royalties are due after patent expiration. In August 2010, the U.S. District Court for the Central District of California stayed our action against Senju, and, in September 2010, Senju initiated an arbitration proceeding regarding the same dispute with the International Chamber of Commerce, or the ICC. The order staying our action against Senju will not become appealable until after the arbitration is concluded and a judgment is entered in the court case. The arbitration proceeding, the outcome of which may also affect our BROMDAY royalty obligations, is in its early stages.

In June 2010, we initiated a legal action by filing a Complaint against AcSentient, Inc. and AcSentient II, LLC, which we collectively refer to as AcSentient, seeking a declaratory judgment with regard to our bromfenac royalty obligations under the Asset Purchase Agreement dated May 3, 2002 between the Company and AcSentient, Inc. The only U.S. patent applicable to XIBROM and, now, to BROMDAY expired in January 2009 and, according to U.S. case law and the terms of our agreement with AcSentient, Inc., we believe no XIBROM and BROMDAY royalties are due after patent expiration. A declaratory judgment that we are seeking from the Court in regard to royalty obligations to AcSentient may apply not only to XIBROM, but also to BROMDAY, which was approved by the FDA in October 2010. In November 2010, the Superior Court of the State of California, County of Orange stayed our case against AcSentient and ruled that the dispute had to be arbitrated. We will have an opportunity to appeal that Court’s ruling after the final judgment is entered by the Court. In January 2011, AcSentient filed a request for arbitration with the ICC. That arbitration is in its early stages.

There can be no assurance about when these two disputes will be resolved, and we cannot predict the final outcome or financial impact of either. Until these two disputes are resolved, for accounting purposes, we have been and intend to continue to reserve for BROMDAY and XIBROM royalties, which would have been payable to Senju and AcSentient if the relevant contractual royalty obligations were existing and enforceable. As of June 30, 2011, we had approximately $29.2 million reserved for such contingent XIBROM and BROMDAY royalties.

Subpoenas From the U.S. Attorney, Western District of New York. In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to XIBROM. From April 2008 through June 30, 2011, we have incurred approximately $4.0 million in legal fees associated with this matter and expect to incur significant expenses in the future. In addition, if the government chooses to engage in civil litigation or initiate a criminal prosecution against us as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such action or pay or incur substantial fines or penalties, either of which could significantly deplete our cash resources. The case is ongoing and the likelihood of an unfavorable outcome and/or the amount/range of loss, if any, cannot be reasonably estimated.

TRICARE Retail Pharmacy Program. Section 703 of the National Defense Authorization Act of 2008, enacted on January 28, 2009, requires that pharmaceutical products purchased through the Department of Defense, or DoD, TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price discount under the Veterans Health Care Act of 1992. DoD issued a rule pursuant to Section 703 that requires manufacturers to provide DoD with a quarterly refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program, and to pay rebates to DoD on TRICARE Retail Pharmacy purchases retroactive to January 28, 2008. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009 (the effective date of the DoD rule). In addition, the regulation is currently the subject of litigation, and it is our position that the retroactive application of the regulation is contrary to established case law. We have determined that payment of the retroactive rebate (from January 28, 2008 to May 26, 2009) created by the regulation is neither reasonably estimable nor probable as of June 30, 2011.

FDA Complaint. We filed a Citizen Petition, or CP, with the FDA in March 2011. The CP requested the FDA to refrain from granting tentative or final approval of any abbreviated new drug application, or ANDA, for bromfenac sodium ophthalmic solution 0.09% that utilizes the labeling for discontinued XIBROM (bromfenac ophthalmic solution)® 0.09% or omits any portion of the BROMDAY label relating to the once-per-day dosing. In May 2011, the FDA partially denied our CP and approved a generic version of twice-daily bromfenac ophthalmic solution 0.09%, which is substitutable for one bottle size of our twice-daily XIBROM (bromfenac ophthalmic solution)® 0.09%. In May 2011, we filed a Complaint in the United States District Court for the District of Columbia alleging that the FDA’s approval of a generic version of XIBROM was arbitrary, capricious, and contrary to law. We also filed papers seeking injunctive relief with respect to the FDA’s approval of a generic version of twice-daily bromfenac ophthalmic solution 0.09% and relief from denial of our 2011 CP requesting that the FDA refrain from granting tentative or final approval of any abbreviated new drug application for bromfenac sodium ophthalmic solution 0.09% that utilizes the labeling for discontinued XIBROM or omits any portion of the BROMDAY label relating to the once-per-day dosing. Although our request for a temporary injunction was denied by the Court in May 2011, our subsequent motion for summary judgment seeking revocation of the approval of the generic bromfenac product is currently being briefed before the Court.

We paid $0.1 million and $0.3 million to the law firm, Covington & Burling for legal expenses for the six months ended June 30, 2011 and 2010, respectively. A member of our Board of Directors is senior counsel in this law firm.

New Accounting Pronouncements

In June 2011, the FASB updated the accounting guidance on Topic 220, entitled “Comprehensive Income”, relating to presentation of comprehensive income. This guidance requires companies to present total comprehensive income, the components of net income and the components of other comprehensive income, or OCI, either in a single continuous statement of comprehensive income or in two but consecutive statements. Additionally, companies are required to present on the face of the financial statements the reclassification adjustments that are reclassified from OCI to net income, where the components of net income and the components of OCI are presented. This guidance is effective beginning in our fiscal 2012 year. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In June 2011, the FASB updated the accounting guidance on alignment of disclosures for GAAP and the International Financial Reporting Standards, or IFRS, by updating Topic 820 entitled “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, relating to presentation of fair value measurements reported in financial statements. The updated guidance requires companies to align fair value measurement and disclosure requirements between GAAP and IFRS. The updated guidance is effective beginning in our fiscal 2012 year and earlier adoption is not permitted. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that goodwill impairment exists, an entity must evaluate whether there are adverse qualitative factors. The updated guidance is effective beginning in our fiscal 2012 year. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

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

In December 2010, the FASB issued an Accounting Standards Update, Entitled “Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers (A consensus of the FASB Emerging Issues Task Force)”. ASU 2010-27 addresses how pharmaceutical companies should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act, of 2010 and the Health Care and Education Affordability Reconciliation Act of 2010 and subsequent legislation passed during the third quarter of 2010, which we collectively refer to as the Healthcare Reform Act. The Healthcare Reform Act impose an annual fee on the pharmaceutical manufacturing industry for each year beginning on or after January 1, 2011. For reporting entities that are subject to the pharmaceutical fee mandated by the Healthcare Reform Act, the amendments in ASU 2010-27 specify the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight–line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2010-27 is effective for calendar years beginning after December 31, 2010, or our 2011 fiscal year, when the fee initially becomes payable. We adopted the provisions of ASU 2010-27 on January 1, 2011 and the adoption did not have a material effect to our financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under ASU 2010-17, entities can make an accounting policy to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met for the milestones to be considered substantive. ASU 2010-17 is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for us means our fiscal year 2011. We adopted the provisions of ASU 2010-17 on January 1, 2011 and the adoption did not have a material effect to our financial position or results of operations.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment policy is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.

Interest Rate Risk

Some of the securities that we have invested in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing interest rate and the prevailing interest rate later increases, the principal amount of our investment will probably decline. Seeking to minimize this risk, historically we maintained our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and auction rate securities. All of our cash is held in non-interest bearing accounts, which is fully insured by the Federal Deposit Insurance Corporation. When our cash is invested in short-term investments, the average duration is usually less than one year.

All outstanding amounts under our Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.50%. In no event shall the interest rate on outstanding borrowings be less than 4.50%. Interest is payable on a monthly basis and may expose us to market risk due to changes in interest rates. As of June 30, 2011, we had $13.0 million in borrowings under our Revolving Credit Facility. The interest rate at June 30, 2011 was 4.50%. A 10% change in interest rates on our Revolving Credit Facility would not have had a material effect on our net income for the three months ended June 30, 2011.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

Item 4	Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation and under the supervision of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d under the Exchange Act, that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms promulgated by the Securities and Exchange Commission. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Legal Proceedings

Bromfenac Royalty Litigation. We initiated legal action in April 2010 against Senju seeking a declaratory judgment with regard to our royalty obligations to Senju in connection with bromfenac products and a recovery of overpaid XIBROM royalties and other damages. The only U.S. patent applicable to XIBROM and, now to BROMDAY, expired in January 2009 and, according to U.S. case law and the terms of our agreement with Senju, we believe no bromfenac product royalties are due after patent expiration. In August 2010, the U.S. District Court for the Central District of California stayed our action against Senju, and, in September 2010, Senju initiated an arbitration proceeding regarding the same dispute with the International Chamber of Commerce, or the ICC. The order staying our action against Senju will not become appealable until after the arbitration is concluded and a judgment is entered in the court case. The arbitration proceeding, the outcome of which may also affect our BROMDAY royalty obligations, is in its early stages.

In June 2010, we initiated a legal action by filing a Complaint against AcSentient, Inc. and AcSentient II, LLC, which we collectively refer to as AcSentient, seeking a declaratory judgment with regard to our bromfenac royalty obligations under the Asset Purchase Agreement dated May 3, 2002 between the Company and AcSentient, Inc. The only U.S. patent applicable to XIBROM and, now, to BROMDAY expired in January 2009 and, according to U.S. case law and the terms of our agreement with AcSentient, Inc., we believe no XIBROM and BROMDAY royalties are due after patent expiration. A declaratory judgment that we are seeking from the Court in regard to royalty obligations to AcSentient may apply not only to XIBROM, but also to BROMDAY, which was approved by the FDA in October 2010. In November 2010, the Superior Court of the State of California, County of Orange stayed our case against AcSentient and ruled that the dispute had to be arbitrated. We will have an opportunity to appeal that Court’s ruling after the final judgment is entered by the Court. In January 2011, AcSentient filed a request for arbitration with the ICC. That arbitration is in its early stages.

There can be no assurance about when these two disputes will be resolved, and we cannot predict the final outcome or financial impact of either. Until these two disputes are resolved, for accounting purposes, we have been and intend to continue to reserve for BROMDAY and XIBROM royalties, which would have been payable to Senju and AcSentient if the relevant contractual royalty obligations were existing and enforceable. As of June 30, 2011, we had approximately $29.2 million reserved for such contingent XIBROM and BROMDAY royalties.

FDA Complaint. We filed a Citizen Petition, or CP, with the FDA in March 2011. The CP requested the FDA to refrain from granting tentative or final approval of any abbreviated new drug application, or ANDA, for bromfenac sodium ophthalmic solution 0.09% that utilizes the labeling for discontinued XIBROM (bromfenac ophthalmic solution)® 0.09% or omits any portion of the BROMDAY label relating to the once-per-day dosing. In May 2011, the FDA partially denied our CP and approved a generic version of twice-daily bromfenac ophthalmic solution 0.09%, which is substitutable for one bottle size of our twice-daily XIBROM (bromfenac ophthalmic solution)® 0.09%. In May 2011, we filed a Complaint in the United States District Court for the District of Columbia alleging that the FDA’s approval of a generic version of XIBROM was arbitrary, capricious, and contrary to law. We also filed papers seeking injunctive relief with respect to the FDA’s approval of a generic version of twice-daily bromfenac ophthalmic solution 0.09% and relief from denial of our 2011 CP requesting that the FDA refrain from granting tentative or final approval of any abbreviated new drug application for bromfenac sodium ophthalmic solution 0.09% that utilizes the labeling for discontinued XIBROM or omits any portion of the BROMDAY label relating to the once-per-day dosing. Although our request for a temporary injunction was denied by the Court in May 2011, our subsequent motion for summary judgment seeking revocation of the approval of the generic bromfenac product is currently being briefed before the Court.

Item 1A	Risk Factors

Information about material risks related to our business, financial condition and results of operations for the quarterly period ended June 30, 2011 does not materially differ from that described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011, other than the following additional risk factor:

If generic manufacturers obtain approval for generic versions of our products, our business, results of operations and financial condition may suffer.

In January 2009, the patent on XIBROM expired, and we lost regulatory exclusivity for XIBROM. Because of the patent expiration, competitors became eligible to receive approval for ANDAs for ophthalmic formulations of bromfenac with indications identical to XIBROM. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products. Rather, they are permitted to rely on the innovator’s data regarding safety and efficacy. Thus, generic manufacturers can sell their products at prices much lower than those charged by innovative pharmaceutical companies who have incurred substantial expenses associated with the research and development of the product.

In October 2010, the FDA approved BROMDAY for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions. We were granted three years of marketing exclusivity under the Drug Price Competition and Patent Term Restoration Act, commonly known as the Hatch-Waxman Act. There can be no assurances that we will be able to generate revenues from BROMDAY similar to the levels achieved from sales of XIBROM. We launched BROMDAY in November 2010, and we focused our sales and marketing efforts on encouraging physicians to transition from prescribing twice-daily XIBROM to prescribing once-daily BROMDAY.

In May 2011, the FDA approved a generic version of twice-daily bromfenac ophthalmic solution 0.09%, which is substitutable for one bottle size of our twice-daily XIBROM (bromfenac ophthalmic solution)® 0.09%. We stopped shipping XIBROM after February 2011. The introduction of a generic version of XIBROM could have an adverse impact on our business, results of operations and financial condition.

Items	2 – 5. Not applicable.

Item 6	Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101	Interactive Data File (XBRL)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISTA PHARMACEUTICALS, INC. (Registrant)

Dated: July 29, 2011	/S/ VICENTE ANIDO, JR., PH.D.
Vicente Anido, Jr., Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Dated: July 29, 2011	/S/ LAUREN P. SILVERNAIL
Lauren P. Silvernail Chief Financial Officer and Vice President, Corporate Development (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101	Interactive Data File (XBRL)