Form 10-Q
period 2011-09-30
ISTA PHARMACEUTICALS INC
filed 2011-11-07
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of September 30, 2011 was 41,501,397.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

ISTA PHARMACEUTICALS INC.

Condensed Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$51,861	$78,777
Accounts receivable, net of allowances of $0 and $1 for September 30, 2011 and December 31, 2010, respectively	61,442	33,497
Inventory, net of allowances of $966 and $1,275 for September 30, 2011 and December 31, 2010, respectively	6,267	6,130
Other current assets	5,803	3,454

Total current assets	125,373	121,858
Property and equipment, net	10,403	10,352
Deferred financing costs, net	1,135	1,885
Deposits and other assets	586	145

Total assets	$137,497	$134,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,701	$4,158
Accrued compensation and related expenses	6,357	6,428
Revolving Credit Facility	24,000	13,000
Current portion of Facility Agreement	21,450	21,450
Current portion of obligations under capital leases	122	143
Allowance for rebates and chargebacks	13,579	9,273
Allowance for product returns	7,922	8,623
Royalties payable	39,449	25,567
Other accrued expenses	12,332	17,394

Total current liabilities	132,912	106,036
Deferred rent and other long term liabilities	2,086	2,287
Obligations under capital leases	176	123
Facility Agreement, net of current portion and unamortized discounts and derivatives	19,182	38,706
Warrant liability	17,901	66,185

Total liabilities	172,257	213,337

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized of which 1,000 shares have been designated as Series A Participating Preferred Stock at September 30, 2011 and December 31, 2010; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2011 and December 31, 2010; 41,501 and 33,589 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	41	33
Additional paid-in capital	408,457	323,442
Accumulated deficit	(443,258)	(402,572)

Total stockholders’ deficit	(34,760)	(79,097)

Total liabilities and stockholders’ deficit	$137,497	$134,240

See accompanying notes

ISTA PHARMACEUTICALS INC.

Condensed Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product sales, net	$41,386	$42,020	$115,244	$105,393

Total revenues	41,386	42,020	115,244	105,393
Cost of products sold	10,140	9,678	28,440	25,171

Gross profit	31,246	32,342	86,804	80,222

Costs and expenses:
Research and development	7,720	7,945	26,914	17,779
Selling, general and administrative	19,644	19,614	69,929	60,383

Total costs and expenses	27,364	27,559	96,843	78,162

Income (loss) from operations	3,882	4,783	(10,039)	2,060
Other income (expense):
Interest expense	(1,671)	(2,078)	(5,806)	(6,222)
Gain on derivative valuation	75	117	69	130
Gain (loss) on warrant valuation	28,328	(26,338)	(24,910)	7,159

Total other income (expense)	26,732	(28,299)	(30,647)	1,067

Net income (loss)	$30,614	$(23,516)	$(40,686)	$3,127

Net income (loss) per common share, basic	$0.74	$(0.70)	$(1.08)	$0.09

Shares used in computing net income (loss) per common share, basic	41,492	33,483	37,632	33,418

Net income (loss) per common share, diluted	$0.64	$(0.70)	$(1.08)	$0.07

Shares used in computing net income (loss) per common share, diluted	47,898	33,483	37,632	42,939

See accompanying notes

ISTA PHARMACEUTICALS, INC.

Condensed Statement of Stockholders’ Deficit

(in thousands, except share data)

(unaudited)

					Total Stockholders’ Equity (Deficit)
			Additional Paid-in Capital
	Common Stock			Accumulated Deficit
	Shares	Amount
Balance at December 31, 2010	33,589,335	$33	$323,442	$(402,572)	$(79,097)
Reduction of common stock due to unvested restricted stock awards	(377,039)	—	—	—	—
Issuance of common stock from exercises of stock options	534,019	2	2,414	—	2,416
Restricted stock issuances	90,187	—	—	—	—
Issuance of common stock from warrant exercises	7,594,502	6	6,230	—	6,236
Transfer of warrant liability to additional paid-in capital upon exercises of warrants	—	—	73,194	—	73,194
Common stock issued under ESPP	70,393	—	311	—	311
Stock-based compensation costs	—	—	2,866	—	2,866
Net loss	—	—	—	(40,686)	(40,686)

Comprehensive loss	—	—	—	(40,686)	(40,686)

Balance at September 30, 2011	41,501,397	$41	$408,457	$(443,258)	$(34,760)

See accompanying notes

ISTA PHARMACEUTICALS INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net (loss) income	$(40,686)	$3,127
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation costs	2,866	2,899
Amortization of deferred financing costs	750	804
Amortization of discounts on Facility Agreement	1,995	2,136
Change in value of warrants related to Facility Agreement	24,910	(7,159)
Change in value of derivative related to Facility Agreement	(69)	(130)
Depreciation and amortization	1,696	906
Changes in operating assets and liabilities:
Accounts receivable, net	(27,945)	(9,117)
Inventory, net	(137)	(92)
Other current assets	(2,349)	(571)
Accounts payable	3,543	1,648
Accrued compensation and related expenses	(71)	(2,055)
Allowance for rebates and chargebacks	4,306	3,138
Allowance for product returns	(701)	1,703
Royalties payable	13,882	13,317
Other accrued expenses	(5,062)	4,366
Deferred rent and other long term liabilities	(201)	—

Net cash (used in) provided by operating activities	(23,273)	14,920

INVESTING ACTIVITIES
Purchases of equipment	(1,564)	(1,456)
Deposits and other assets	(441)	6

Net cash used in investing activities	(2,005)	(1,450)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	6,236	—
Proceeds from exercise of stock options	2,416	11
Proceeds from issuance of common stock for ESPP	311	153
Payments under capital leases	(151)	(123)
Repayments on Facility Agreement	(21,450)	—
Proceeds from Revolving Credit Facility	50,000	39,000
Repayments on Revolving Credit Facility	(39,000)	(39,000)

Net cash (used in) provided by financing activities	(1,638)	41

(Decrease) increase in cash and cash equivalents	(26,916)	13,511
Cash and cash equivalents at beginning of period	78,777	53,702

Cash and cash equivalents at end of period	$51,861	$67,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,214	$3,293

Transfer of warrant liability to additional paid-in capital upon exercise of warrants	$73,194	$—

See accompanying notes

ISTA PHARMACEUTICALS INC.

Notes to Condensed Financial Statements

(unaudited)

1. The Company

ISTA Pharmaceuticals, Inc. (“ISTA,” the “Company,” or “we”) was incorporated as Advanced Corneal Systems, Inc. in California in February 1992 to discover, develop and market new remedies for diseases and conditions of the eye. In March 2000, we changed our name to ISTA Pharmaceuticals, Inc., and we reincorporated in Delaware in August 2000. BROMDAY™, BEPREVE®, ISTALOL®, VITRASE®, XIBROM (bromfenac ophthalmic solution)®, XIBROM™, REMURA™, T-PRED™, PROLENSA™, BEPOSONE™, BEPOMAX™, ISTA®, ISTA Pharmaceuticals, Inc.® and the ISTA logo are our trademarks, either owned or under license.

We are a rapidly growing commercial-stage, multi-specialty pharmaceutical company developing, marketing and selling our own products in the United States, or the U.S., and Puerto Rico. We are the third largest branded prescription eye care business in the U.S. and have a growing allergy drug franchise. We manufacture our finished good products through third-party contracts, and we in-license or acquire new products and technologies to add to our internal development efforts from time to time. Our products and product candidates seek to treat allergy and serious diseases of the eye and include therapies for ocular inflammation and pain, glaucoma, dry eye and ocular and nasal allergies. The U.S. prescription markets which our therapies seek to address include key segments of the $6.5 billion ophthalmic pharmaceutical market and the $2.5 billion nasal allergy market.

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

Due to the rapid adoption of BROMDAY™ (bromfenac ophthalmic solution) 0.09%, the first and only once-daily non-steroidal anti-inflammatory prescription eye drop for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions, we stopped shipping twice-daily XIBROM (bromfenac ophthalmic solution)® 0.09% in February 2011. At that time, we anticipated wholesalers would continue to sell XIBROM to pharmacies until their inventories were depleted. As of September 30, 2011, most of the wholesalers’ inventories were depleted. Thus, we believe that the conversion of XIBROM to BROMDAY has been well accepted by the markets.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the unaudited condensed balance sheets as of September 30, 2011 and December 31, 2010, the condensed statements of operations for the three and nine months ended September 30, 2011 and 2010, the condensed statement of stockholders’ deficit for the nine months ended September 30, 2011 and the condensed statements of cash flows for the nine months ended September 30, 2011 and 2010, have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

In our analyses, we utilize on-hand unit data purchased from the major wholesalers, as well as prescription data purchased from a third-party data provider, to develop estimates of sales by wholesalers to pharmacies and others. We utilize an internal analysis to compare, on a historical basis, net product shipments versus both estimated prescriptions written and product returns. Based on such analysis, we develop an estimate of the quantity of product which may be subject to various discounts, product returns, rebates, chargebacks and wholesaler fees.

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

Allowances for product returns were $7.9 million and $8.6 million as of September 30, 2011 and December 31, 2010, respectively. These allowances reflect an estimate of our liability for products that may be returned by the original purchaser in accordance with our stated return policy, which allows customers to return products within six months of their respective expiration dates and for a period up to twelve months after such products have reached their respective expiration dates. We estimate our liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above. As a percentage of gross product revenues, the reserve for product returns was 1.2% and 2.7% for the three months ended September 30, 2011 and 2010, respectively; and was 1.4% and 2.5% for the nine months ended September 30, 2011 and 2010, respectively. The decrease is due to lower product returns, improved product shelf life, continued acceptance and sale of our products and the discontinuation of XIBROM in early 2011.

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

Allowances for estimated rebates and chargebacks were $13.6 million and $9.3 million as of September 30, 2011 and December 31, 2010, respectively. Other discounts, such as wholesaler fees and prompt pay discounts, were $6.9 million and $5.0 million as of September 30, 2011 and December 31, 2010, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts, chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements and fees charged by certain wholesalers under distribution agreements. We estimate our liability for rebates, chargebacks and other discounts, such as wholesaler fees, at each reporting period based on the assumptions described above.

As a percentage of gross product revenues, the allowance for rebates, chargebacks and other discounts such as wholesaler fees was 22.6% and 17.4% for the three months ended September 30, 2011 and 2010, respectively; and was 22.1% and 17.5% for the nine months ended September 30, 2011 and 2010, respectively. The increase is primarily due to growth in the number and utilization of managed care contracts, federal contracts, and wholesaler distribution agreements and the impact of higher Medicaid and Medicare rebates required under the recent healthcare legislation. For the nine months ended September 30, 2011, we recorded estimated new Medicare rebates required under the legislation, commonly known as “donut-hole” rebates, of $0.9 million.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term U.S. Treasury investments with maturities of three months or less when purchased. Cash and cash equivalents are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at September 30, 2011 and December 31, 2010, due to a temporary federal program in effect through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits. We had total cash and cash equivalents of approximately $51.9 million and $78.8 million as of September 30, 2011 and December 31, 2010, respectively, of which, $15 million and $60 million at September 30, 2011 and December 31, 2010, respectively, were invested in low interest bearing U.S. Treasury Funds.

Concentration of Credit Risk and Customer Risk

Financial instruments that potentially subject us to a significant concentration of credit risk principally consist of trade receivables. Wholesale distributors account for a substantial portion of trade receivables. Accounts receivable from

McKesson HBOC, Cardinal Health, Inc., and AmeriSource Bergen Corp. accounted for 42%, 43% and 11%, respectively, of our total accounts receivable as of September 30, 2011. Accounts receivable from McKesson HBOC, Cardinal Health, Inc., and AmeriSource Bergen Corp. accounted for 37%, 43% and 14%, respectively, of our total accounts receivable as of December 31, 2010. We maintain reserves for bad debt and such losses, in the aggregate, have not exceeded our estimates.

Sales to Cardinal Health, Inc., McKesson HBOC, and AmeriSource Bergen Corp. accounted for 39%, 35% and 19%, respectively, of our net revenues for the nine months ended September 30, 2011. Sales to Cardinal Health, Inc., McKesson HBOC, and AmeriSource Bergen Corp. accounted for 41%, 33% and 16%, respectively, of our net revenues for the nine months ended September 30, 2010.

Inventory

Inventory at September 30, 2011 was $6.3 million, which was comprised of $3.2 million of raw materials, $0.8 million of work-in-progress and $3.3 million of finished goods and included $1.0 million in inventory reserves. Inventory at December 31, 2010 was $6.1 million, which was comprised of $3.5 million of raw materials, $0.1 million of work-in-progress and $3.8 million of finished goods and included $1.3 million in inventory reserves. Inventory, net of allowances, is stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method.

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

We have segregated all assets and liabilities measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of September 30, 2011 and December 31, 2010, all of our assets and liabilities are valued using Level 1 inputs except for the derivative and warrants related to our Facility Agreement. We have valued the warrants using a Black-Scholes model, which we believe is the appropriate valuation model based on the terms of the warrants and based on assumptions and data available as of September 30, 2011 and December 31, 2010, including but not limited to our stock price, risk-free interest rates and stock price volatility.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands) (unaudited):

	Fair Value Measurements using			Total Carrying Value at
	Level 1	Level 2	Level 3
September 30, 2011
Cash and cash equivalents, including U.S. Treasury Funds	$51,861	$—	$—	$51,861
Derivative (Facility Agreement)	—	—	(100)	(100)
Warrants	—	—	(17,901)	(17,901)

December 31, 2010
Cash and cash equivalents, including U.S. Treasury Funds	$78,777	$—	$—	$78,777
Derivative (Facility Agreement)	—	—	(169)	(169)
Warrants	—	—	(66,185)	(66,185)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives	Fair Value Measurements Using Observable Inputs Other Than Level 1 (Level 3) Warrants

Balance at December 31, 2010	$(169)	$(66,185)
Total gains or losses (realized or unrealized)	69	(24,910)
Transfer of warrant liability to additional paid-in capital upon exercises of warrants	—	73,194

Balance at September 30, 2011	$(100)	$(17,901)

Comprehensive (Loss) Income

Accounting Standards Codification 220 “Comprehensive Income,” or ASC 220, requires reporting and displaying comprehensive income (loss) and its components, which includes net income (loss) and unrealized gains and losses on investments and foreign currency translation gains and losses. Total comprehensive (loss) income for the nine months ended September 30, 2011 and 2010 was $(40.7) million and $3.1 million, respectively.

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

Stock Options

The amount of compensation expense recorded is based on the market value of the shares on the date of grant. Expenses related to the vesting of stock options were $0.9 million for both the three months ended September 30, 2011 and 2010, respectively, and $2.5 million and $2.6 million for the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, there was $6.2 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.4 years.

Restricted Stock Awards

The amount of compensation expense recorded is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock were $0.2 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was approximately $1.3 million of unamortized compensation cost related to restricted stock awards, which is expected to be recognized ratably over the vesting period of four years.

We have excluded 377,039 unvested restricted stock awards from our calculation of common stock outstanding, which has been included erroneously in prior periods. The exclusion did not have a material impact on our basic or diluted earnings per share for any prior reported periods.

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

Basic and diluted net income (loss) per share was calculated as follows (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator for basic and diluted income (loss) per share:
Net income (loss)	$30,614	$(23,516)	$(40,686)	$3,127

Denominator:
Denominator for basic income per share — weighted-average shares	41,492	33,483	37,632	33,418
Effect of dilutive securities	6,406	—	—	9,521

Denominator for diluted income per share — adjusted weighted-average shares	47,898	33,483	37,632	42,939

Diluted net income per share of common stock includes the dilutive effect of stock options, unvested restricted stock and warrants. For the three months ended September 30, 2011, we excluded approximately 6.8 million stock options, 1.8 million warrants and 0.2 restricted stock awards from the calculation of diluted income per share, because their exercise prices rendered them anti-dilutive. For the nine months ended September 30, 2010, approximately 6.7 million stock options and 6.2 million warrants were excluded from the calculation of diluted income per share because their exercise prices rendered them anti-dilutive. As we incurred net losses for the nine months ended September 30, 2011 and three months ended September 30, 2010, respectively, we have not computed the diluted earnings per share, as the potentially dilutive securities would have an anti-dilutive effect on earnings.

Common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. We have further determined that warrants issued in conjunction with our Facility Agreement represent participating securities, requiring the use of the two-class method for the calculation of basic and diluted earnings per share. Because net losses are not allocated to the warrant holders, the two-class method does not affect our calculation of earnings per share for the nine months ended September 30, 2011 and three months ended September 30, 2010, respectively. The two-class method for the three months ended September 30, 2011 and the nine months ended September 30, 2010 reflects the amount of unallocated undistributed earnings calculated using the participation percentage.

The following table sets forth the calculation of unallocated undistributed earnings using the two-class method for amounts attributable to our common stock and our warrants (in thousands) (unaudited):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Net income attributable to shareholders	$30,614	$3,127

Common stock unallocated earnings	26,243	2,158
Warrant unallocated earnings	4,371	969

Total unallocated earnings	$30,614	$3,127

Executive Employment Agreements

We have agreements with each of our officers which provides that any unvested stock options and restricted shares then held by such officer will become fully vested and, with respect to stock options, immediately exercisable, in the event of a change in control of the Company and, for certain officers, if within twenty-four months following such change in control such officer’s employment is terminated by the Company without cause or such officer resigns for good reason within sixty days of the event forming the basis for such good reason termination.

Revolving Credit Facility

Under our Revolving Credit Facility we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash and cash equivalents or $10.0 million. As of September 30, 2011, we had $24.4 million available under the Revolving Credit Facility, of which we borrowed $24.0 million. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.50%. In no event shall the interest rate on outstanding borrowings be less than 4.50%, which is payable on a monthly basis. The Revolving Credit Facility also contains customary covenants regarding the operation of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; or (v) an acceleration event occurs under certain types of other indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Silicon Valley Bank could be accelerated, such that it becomes immediately due and payable. We also had letters of credit of $0.6 million outstanding. As of September 30, 2011, we were in compliance with all of the covenants under the Revolving Credit Facility. During certain months in the fourth quarter, we may not be able to fulfill our adjusted quick ratio covenant. We are in discussions with Silicon Valley Bank, and, if successful, will either modify the covenant under the Revolving Credit Facility or seek a waiver for the covenant. However, no assurance can be given as to the outcome of our negotiations. Our failure to amend the covenant or obtain a waiver could cause us an inability to borrow under our Revolving Credit Facility. All amounts borrowed in September 2011 under the Revolving Credit Facility were repaid in October 2011. As of November 4, 2011, there were no borrowings under the Revolving Credit Facility. The Revolving Credit Facility expires on March 31, 2012.

Facility Agreement

Pursuant to a facility agreement, or the Facility Agreement, certain investors and lenders, collectively called the Lenders, loaned us $65 million. In August 2011, we repaid the first installment of $21.5 million to the Lenders. On September 30, 2011, we had total remaining indebtedness under the Facility Agreement of $43.6 million, which excludes unamortized discounts of $3.1 million and the value of the derivative of $0.1 million. Outstanding amounts under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in arrears. We are required to repay the Lenders 33% of the original principal amount (or $21.5 million) on September 26, 2012, and 34% of the original principal amount (or $22.0 million) on September 26, 2013.

Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to repay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding is commenced by or against us; or (v) cash and cash equivalents on the last day of each calendar quarter are less than $10 million. The Facility Agreement also contains customary covenants regarding operations of our business. As of September 30, 2011, we were in compliance with all the covenants under the Facility Agreement.

In connection with the Facility Agreement, we entered into a security agreement with the Lenders, pursuant to which, as security for our repayment obligations under the Facility Agreement, we granted to the Lenders a security interest in certain of our intellectual property, including intellectual property relating to BROMDAY, BEPREVE, ISTALOL, VITRASE, REMURA, PROLENSA and XIBROM and each other product marketed by or under license from us, and certain personal property relating thereto.

Because the consummation of certain change in control transactions results in a premium of the outstanding principal, the premium put feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. The value of the derivative at September 30, 2011 was $0.1 million and is marked-to-market and adjusted quarterly through other expense.

In connection with the Facility Agreement, we issued to the Lenders warrants to purchase an aggregate of 15 million shares of our common stock at an exercise price of $1.41 per share, of which 6.9 million warrants expiring in 2014 remain outstanding. If we issue or sell shares of our common stock (other than certain “excluded shares,” as such term is defined in the Facility Agreement), we will issue concurrently therewith additional warrants to purchase such number of shares of common stock that will entitle the Lenders to maintain the same beneficial ownership in the Company after the issuance as they had prior to such issuance, as adjusted on a prorata basis for repayments of the outstanding principal amount under the loan, with such warrants being issued at an exercise price equal to the greater of $1.41 per share and the closing price of the common stock on the date immediately prior to the issuance. The anti-dilutive element in the warrant agreement requires us to follow the Derivatives and Hedging Topic of the FASB Accounting Standards Codification, or the Codification. The Codification requires us to classify our warrants as a liability, which are marked to market and adjusted quarterly. We recorded a non-cash valuation loss of $24.9 million, or $0.66 per diluted share for the nine months ended September 30, 2011 and a non-cash valuation gain of $7.2 million, or $0.17 per diluted share for the nine months ended September 30, 2010. We also recorded a non-cash valuation gain of $28.3 million, or $0.59 per diluted share for the three months ended September 30, 2011 and a non-cash valuation loss of $26.3 million, or $0.79 per diluted share for the three months ended September 30, 2010. The change in the valuation of the warrants was primarily driven by changes in our stock price, related volatility and the weighted average number of warrants outstanding. During the nine months ended September 30, 2011, some of the Lenders and their assignees exercised a total of 8.1 million warrants, of which a portion were exercised for cash and a portion were exercised on a cashless basis.

A reconciliation of warrant activity for the nine months ended September 30, 2011 is as follows (in thousands) (unaudited):

	Warrants		Common Stock
Balance at December 31, 2010		15,000
Less: warrants exercised / common stock issued
For cash	(4,423)		4,423
On a cashless basis	(3,666)		3,172

Total warrants exercised / common stock issued		(8,089)	7,595

Balance at September 30, 2011		6,911

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

There can be no assurance about when these two disputes will be resolved, and we cannot predict the final outcome or financial impact of either. Until these two disputes are resolved, for accounting purposes, we have been and intend to continue to reserve for BROMDAY and XIBROM royalties, which would have been payable to Senju and AcSentient if the relevant contractual royalty obligations were existing and enforceable. As of September 30, 2011, we had approximately $33.5 million reserved for such contingent XIBROM and BROMDAY royalties.

Subpoenas From the U.S. Attorney, Western District of New York. In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to XIBROM. We are cooperating with the government’s investigation. From April 2008 through September 30, 2011, we have incurred approximately $4.0 million in legal fees associated with this criminal investigation and expect to incur significant expenses in the future. In October 2011, we, and certain of our officers and current and former employees received correspondence from the government identifying them as targets. Tolling agreements have been executed to allow cooperation and discussions regarding resolution. If the government chooses to engage in civil litigation or initiate a criminal prosecution against us, our officers or our current or former employees, as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such actions or pay or incur substantial fines or penalties, on behalf of ourselves, our officers or our current or former employees, any of which could significantly deplete our cash resources. The case is ongoing and the likelihood of an unfavorable outcome and/or the amount/range of loss or additional expenses, cannot be reasonably estimated.

TRICARE Retail Pharmacy Program. Section 703 of the National Defense Authorization Act of 2008, enacted on January 28, 2009, requires that pharmaceutical products purchased through the Department of Defense, or DoD, TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price discount under the Veterans Health Care Act of 1992. DoD issued a rule pursuant to Section 703 that requires manufacturers to provide DoD with a quarterly refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program, and to pay rebates to DoD on TRICARE Retail Pharmacy purchases retroactive to

January 28, 2008. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009 (the effective date of the DoD rule). In addition, the regulation was the subject of litigation by others, and it was our position that the retroactive application of the regulation was contrary to established case law. As of September 30, 2011, we determined that our payment of the retroactive rebate (from January 28, 2008 to May 26, 2009) created by the regulation is neither reasonably estimable nor probable as of September 30, 2011. In late October 2011, the United States District Court for the District of Columbia issued its decision in Coalition for Common Sense in Government Procurement v. United States, No. 08-996 (D.C. Dist. Ct. Oct. 25, 2011) upholding the DoD's regulation. It is uncertain whether the decision will be appealed, and if so, whether such appeal would be successful. In addition, the foregoing court decision does not impact our currently pending request for a waiver of the retroactive rebate.

FDA Complaint. We filed a Citizen Petition, or CP, with the FDA in March 2011. The CP requested the FDA to refrain from granting tentative or final approval of any abbreviated new drug application, or ANDA, for bromfenac sodium ophthalmic solution 0.09% that utilizes the labeling for discontinued XIBROM (bromfenac ophthalmic solution)® 0.09% or omits any portion of the BROMDAY label relating to the once-per-day dosing. In May 2011, the FDA partially denied our CP and approved a generic version of twice-daily bromfenac ophthalmic solution 0.09%, which is substitutable for one bottle size of our twice-daily XIBROM (bromfenac ophthalmic solution)® 0.09%. In May 2011, we filed a Complaint in the United States District Court for the District of Columbia alleging that the FDA’s approval of a generic version of XIBROM was arbitrary, capricious, and contrary to law. We also filed papers seeking injunctive relief with respect to the FDA’s approval of a generic version of twice-daily bromfenac ophthalmic solution 0.09% and relief from denial of our 2011 CP requesting that the FDA refrain from granting tentative or final approval of any abbreviated new drug application for bromfenac sodium ophthalmic solution 0.09% that utilizes the labeling for discontinued XIBROM or omits any portion of the BROMDAY label relating to the once-per-day dosing. Although our request for a temporary injunction was denied by the Court in May 2011, our subsequent motion for summary judgment seeking revocation of the approval of the generic bromfenac product, as well as the FDA’s counter-motion for summary judgment, have been fully briefed before the Court.

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

Income Taxes

We account for income taxes under the Income Tax Topic of the FASB Accounting Standards Codification. As of September 30, 2011 and December 31, 2010, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our condensed balance sheets at September 30, 2011 and December 31, 2010, respectively, and have not recognized interest and/or penalties in the condensed statement of operations for the three and nine months ended September 30, 2011.

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

At December 31, 2010, we had federal and state net operating loss carryforwards of approximately $117.5 million and $72.3 million, respectively, after utilizing $17.8 million to offset taxable income in 2010 and limiting our net operating loss carryforwards due to previous ownership changes under Internal Revenue Code Section 382. Federal tax loss carryforwards continue to expire in 2011 unless previously utilized. California tax loss carryforwards begin to expire in 2012, unless previously utilized. In addition, we have federal and California research and development tax credit carryforwards of $9.6 million and $6.2 million, respectively. The federal research and development credit carryforwards will begin to expire in 2011 unless previously utilized. The California research and development credit carryforwards carry forward indefinitely.

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

In December 2010, the FASB issued an Accounting Standards Update, Entitled “Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers (A consensus of the FASB Emerging Issues Task Force)”. ASU 2010-27 addresses how pharmaceutical companies should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act, of 2010 and the Health Care and Education Affordability Reconciliation Act of 2010 and subsequent legislation passed during the third quarter of 2010, which we collectively refer to as the Healthcare Reform Act. The Healthcare Reform Act imposes an annual fee on the pharmaceutical manufacturing industry for each year beginning on or after January 1, 2011. For reporting entities that are subject to the pharmaceutical fee mandated by the Healthcare Reform Act, the amendments in ASU 2010-27 specify the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight–line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2010-27 is effective for calendar years beginning after December 31, 2010, or our 2011 fiscal year, when the fee initially becomes payable. We adopted the provisions of ASU 2010-27 on January 1, 2011 and the adoption did not have a material effect to our financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under ASU 2010-17, entities can make an accounting policy to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met for the milestones to be considered substantive. ASU 2010-17 is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for us means our fiscal year 2011. We adopted the provisions of ASU 2010-17 on January 1, 2011 and the adoption did not have a material effect to our financial position or results of operations.

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

Overview

We are a rapidly growing commercial-stage, multi-specialty pharmaceutical company developing, marketing and selling our own products in the U.S. and Puerto Rico. We are the third largest branded prescription eye care business in the U.S. and have a growing allergy drug franchise. We manufacture our finished good products through third-party contracts, and we in-license or acquire new products and technologies to add to our internal development efforts from time to time. Our products and product candidates seek to treat allergy and serious diseases of the eye and include therapies for ocular inflammation and pain, glaucoma, dry eye and ocular and nasal allergies. The U.S. prescription markets which our therapies seek to address include key segments of the $6.5 billion ophthalmic pharmaceutical market and the $2.5 billion nasal allergy market.

We currently have four products available for sale in the U.S. and Puerto Rico: BROMDAY (bromfenac ophthalmic solution) 0.09% for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions, BEPREVE (bepotastine besilate ophthalmic solution) 1.5% for the treatment of ocular itching associated with allergic conjunctivitis, ISTALOL (timolol maleate ophthalmic solution) 0.05% for the treatment of glaucoma and VITRASE (hyaluronidase injection) ovine, 200 USP units/ml for use as a spreading agent. Until February 28, 2011, we sold XIBROM (bromfenac ophthalmic solution) 0.09%, which was prescribed for the treatment of inflammation and pain following cataract surgery. Effective February 2011, we stopped shipping XIBROM and focused on the conversion of XIBROM sales to BROMDAY sales. For the week ended September 30, 2011, 97.6% of the new prescriptions for our bromfenac franchise were converted to BROMDAY. In addition, we have several eye and allergy product candidates in various stages of development, including treatments for dry eye, ocular inflammation and pain and nasal allergies.

We have incurred losses since inception and have a stockholders’ deficit of $34.8 million through September 30, 2011.

During the three months ended September 30, 2011 and through the date of this filing, the following events occurred:

•	In early September 2011, we launched a twin-pack size of BROMDAY. This size of BROMDAY will also allow us to offer BROMDAY to our customers in an alternative pack size.

•

On October 13, 2011, we announced statistically significant results from our Phase 3 clinical program for PROLENSA™ (bromfenac ophthalmic solution). PROLENSA is a low concentration of bromfenac in a modified ophthalmic solution developed to treat pain and inflammation associated with cataract surgery. The new, optimized formulation used for PROLENSA enhances the penetration of the drug into ocular tissues, allowing us to lower the concentration of the active ingredient, bromfenac, while maintaining the convenience of once-daily use of BROMDAY. In both Phase 3 studies, PROLENSA was statistically significantly better than placebo and met the primary efficacy endpoint of absence of ocular inflammation 14 days following surgery and the secondary efficacy endpoint of elimination of ocular pain one day post-surgery. There were no serious drug-related ocular or systemic adverse events, and PROLENSA's safety profile was found to be consistent with our currently marketed topical nonsteroidal anti-inflammatory drug, or NSAID, compound, BROMDAY™ (bromfenac ophthalmic solution) 0.09%. The two clinical studies had the lowest number of adverse events (greater than 2%) than any of our bromfenac clinical trials for cataract surgery to date, and, to the best of our knowledge, PROLENSA contains the lowest concentration of bromfenac currently under investigation in any clinical trials for inflammation and pain associated with cataract surgery. We plan to file a New Drug Application with the FDA for PROLENSA in the first quarter of 2012, with a commercial launch planned for late 2012 or early 2013.

•

On July 28, 2011, we announced top-line results from the first of our two Phase 3 studies to evaluate the short-term safety and efficacy of two concentrations of REMURA (bromfenac ophthalmic solution for dry eye) in alleviating the signs and symptoms of dry eye disease. Our Phase 3 safety and efficacy program, which consisted of two studies known as EAST and WEST, was conducted under a Special Protocol Assessment, or SPA, agreed upon with the FDA. According to preliminary analysis of the top-line results from the WEST study, while REMURA was highly effective in treating a sign and symptom of dry eye, it was not statistically significantly better than placebo, a common outcome reported in studies testing other dry eye therapies. From baseline, both concentrations of REMURA and the placebo showed highly statistically significant improvement (p < 0.0001) in one sign and one symptom. The co-primary end-points identified in the SPA require REMURA to achieve a statistically significant difference from placebo, not baseline, which was not achieved in the WEST Study. All three formulations were rated by patients as very comfortable. Since REMURA did not meet its co-primary end points in the WEST study, armed with this data, we amended the statistical plan to appropriately focus the EAST study.

•

On October 13, 2011, we announced top-line results from the second of our two Phase 3 studies to evaluate the short-term safety and efficacy of two concentrations of REMURATM (bromfenac ophthalmic solution for dry eye) in alleviating the signs and symptoms of dry eye disease. In the EAST study, REMURA was highly effective in treating a sign and symptom of dry eye but was not statistically significantly better than placebo in the entire patient cohort, a common outcome reported in studies testing other dry eye therapies. In both Phase 3 studies, safety data demonstrated REMURA was well-tolerated, with an adverse event profile similar to placebo and consistent with those observed previously with REMURA in a Phase 2 study and with other prescription dry eye drops. All three formulations were rated by patients as very comfortable. For the EAST study, we amended the statistical plan to focus on the subpopulation identified in the WEST study as responders. The EAST study did not show a significant difference from placebo in this subpopulation, which we believe is partly due to the fact that the EAST study enrolled far fewer patients with mild to moderate dry eye disease. We will complete a full analysis of the data, but focus our efforts on the potential use of the vehicle as an over-the-counter artificial tear product.

•

According to a paper published in September 2011 in the issue of RETINA, The Journal of Retinal and Vitreous Diseases, a pilot study suggested that the topical NSAID, eye drop of XIBROM (bromfenac ophthalmic solution) 0.09%, administered twice daily may have an additive effect when used with intravitreal LUCENTIS® (ranibizumab injection) in reducing retinal thickness in neovascular age-related macular degeneration, or NV AMD. AMD robs the patient of all but the outermost, peripheral vision, leaving only dim images or black holes at the center of vision, and is the leading cause of vision loss and blindness among Americans who are aged 65 and older. Retinal specialists believe reducing the macular thickness (the width of the central retina) may help preserve or improve patients' vision over the long term. Thirty eyes were tested consecutively and were randomized in a 2:1 ratio of combination therapy (intravitreal LUCENTIS and topical XIBROM) and LUCENTIS alone. All patients received LUCENTIS therapy monthly for 4 months, then as needed on a monthly basis in accordance with standard of care. Patients receiving XIBROM self-administered 1 drop twice a day for

12 months. Three-quarters of subjects enrolled had pre-existing minimally classic or occult NV AMD and a history of LUCENTIS use. Endpoints included adverse events, mean change in visual acuity, change in macular thickness, number of subjects with a 50um (micrometer) or more reduction in macular thickness and mean number of LUCENTIS injections over the 12-month period. This is the second independent study suggesting that use of XIBROM may be safe and effective as an adjunct therapy for AMD, and it is the longest performed to date with twice-daily XIBROM 0.09% dosing (12 months).

Results of Operations

Three Months Ended September 30, 2011 and 2010

Revenues. Net revenues were $41.4 million for the three months ended September 30, 2011, as compared to $42.0 million for the three months ended September 30, 2010. The 1% decrease is the result of lower revenues in the BROMDAY/XIBROM franchise and higher managed care and government rebates, partially offset by growth in our remaining products. The decrease in XIBROM/BROMDAY is primarily due to a lower average price per BROMDAY prescription as compared to the product it replaced, XIBROM. We recently launched BROMDAY in a twin-pack configuration containing two bottles of BROMDAY priced at approximately double the single bottle price. We anticipate the launch of the BROMDAY twin pack will increase the average price per BROMDAY prescription over time. We recorded $3.7 million in revenues for BROMDAY twin-pack size during the three months ended September 30, 2011.

The following table sets forth our net revenues for each of our products for the three months ended September 30, 2011 and 2010, respectively (dollars in millions), and the corresponding percentage change.

	Three Months Ended September 30,
	2011	2010	% Change
BROMDAY and XIBROM	$24.9	$29.6	(16%)
BEPREVE	5.4	3.9	38%
ISTALOL	7.0	5.3	32%
VITRASE	4.1	3.2	28%

Total revenues	$41.4	$42.0	(1%)

Gross margin and cost of products sold. Gross margin for the three months ended September 30, 2011 was 76% of net revenues, or $31.2 million, as compared to 77% of net revenues, or $32.3 million, for the three months ended September 30, 2010. The decrease in the gross margin percentage is primarily the result of lower revenues from BROMDAY and the impact of higher rebates as discussed above. Cost of products sold was $10.1 million for the three months ended September 30, 2011, as compared to $9.7 million for the three months ended September 30, 2010. Cost of products sold consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves and other costs of products sold. The increase in cost of products sold is primarily the result of the growth of units sold.

Research and development expenses. Research and development expenses were $7.7 million for the three months ended September 30, 2011, as compared to $7.9 million for the three months ended September 30, 2010. The decrease in research and development expenses of $0.2 million is due primarily to decreased medical affairs and manufacturing costs, and partially offset by timing associated with the initiation and completion of clinical trials, as described below.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, and medical affairs costs. In addition, we also record as research and development expenses any upfront and milestone payments to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. For the three months ended September 30, 2011, approximately 50% of our research and development expenditures were for clinical development costs, 14% were for regulatory costs, 4% were for pharmaceutical development costs, 8% were for manufacturing development costs, 21% were for medical affairs costs, and 3% were for stock-based compensation costs ($0.3 million).

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Clinical development costs, which include clinical investigator fees, clinical trial monitoring costs, data management and statistical analysis, for the three months ended September 30, 2011 were $3.9 million as compared to $3.8 million for the three months ended September 30, 2010.

•

Regulatory Costs — Regulatory costs, which include compliance expenses for existing products and other activity for pipeline projects, were $1.0 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, were $0.3 million for both the three months ended September 30, 2011 and 2010, respectively.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, were $0.6 million and $0.7 million for the three months ended September 30, 2011 and 2010, respectively.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information and communication in support of our products, were $1.6 million for the three months ended September 30, 2011 as compared to $1.9 million for the three months ended September 30, 2010. The decrease is primarily attributable to lower continuing medical education costs.

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

Selling, general and administrative expenses. Selling, general and administrative expenses were $19.6 million for both the three months ended September 30, 2011 and September 30, 2010, respectively. Included in expenses for the three months ended September 30, 2011 are $0.9 million for costs incurred in connection with the bromfenac royalty litigation. No similar expenses were recorded in the comparable period in 2010.

Stock-based compensation costs. Total stock-based compensation costs for the three months ended September 30, 2011 and 2010 were $1.1 million and $1.0 million, respectively. For the three months ended September 30, 2011 and 2010, we granted stock options to employees to purchase 81,400 shares of common stock (at a weighted average exercise price of $6.51 per share) and 60,000 shares of common stock (at a weighted average exercise price of $3.11 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 4,000 and 3,333 restricted stock awards for the three months ended September 30, 2011 and 2010, respectively. Included in stock-based compensation costs were $0.2 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, related to restricted stock awards.

Interest expense. Interest expense was $1.7 million and $2.1 for the three months ended September 30, 2011 and 2010, respectively. The decrease in interest expense was due to the repayment of $21.5 million on our Facility Agreement.

The components of interest expense are as follows (in millions):

	Three Months Ended September 30,
	2011	2010
Interest related to the Facility Agreement	$0.8	$1.1
Amortization of the discount on the Facility Agreement	0.5	0.6
Amortization of deferred financing costs	0.2	0.2
Amortization of derivative on the Facility Agreement	0.1	0.1
Interest related to the Revolving Credit Facility	0.1	0.1

Interest expense	$1.7	$2.1

Gain (loss) on warrant valuation. For the three months ended September 30, 2011, we recorded a non-cash valuation gain of $28.3 million, or $0.59 per diluted share, as compared to a non-cash valuation loss of $26.3 million, or $0.79 per diluted share, for the three months ended September 30, 2010. The change in the valuation of the warrants for the three months ended September 30, 2011 and 2010 was primarily driven by changes in our stock price and the number of weighted average warrants outstanding, offset by increases in related volatility.

Nine months ended September 30, 2011 and 2010

Revenues. Net revenues were $115.2 million for the nine months ended September 30, 2011, as compared to $105.4 million for the nine months ended September 30, 2010. The 9% increase is the result of growth in all of our products, partially offset by a lower average price for BROMDAY than the product it replaced, XIBROM, and higher managed care and government rebates. We recently launched BROMDAY in a twin-pack configuration containing two bottles of BROMDAY priced at approximately double the single bottle price. We anticipate the launch of the BROMDAY twin pack will increase the average price per BROMDAY prescription over time. We recorded $3.7 million in revenues for BROMDAY twin-pack size during the nine months ended September 30, 2011.

The following table sets forth our net revenues for each of our products for the nine months ended September 30, 2011 and 2010, respectively (dollars in millions), and the corresponding percentage change.

	Nine Months Ended September 30,
	2011	2010	% Change
BROMDAY and XIBROM	$61.4	$71.0	(14%)
BEPREVE	21.8	10.6	106%
ISTALOL	21.2	15.0	41%
VITRASE	10.8	8.8	23%

Total revenues	$115.2	$105.4	9%

Gross margin and cost of products sold. Gross margin for the nine months ended September 30, 2011 was 75% of net revenues, or $86.8 million, as compared to 76% of net revenues, or $80.6 million, for the nine months ended September 30, 2010. The decrease in the gross margin percentage is primarily the result of lower revenues from BROMDAY and the impact of higher rebates as discussed above. Cost of products sold was $28.4 million for the nine months ended September 30, 2011, as compared to $25.2 million for the nine months ended September 30, 2010. Cost of products sold consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves and other costs of products sold. The increase in cost of products sold is primarily the result of the growth of units sold.

Research and development expenses. Research and development expenses were $26.9 million for the nine months ended September 30, 2011, as compared to $17.8 million for the nine months ended September 30, 2010. The increase in research and development expenses of $9.1 million is due primarily to timing associated with the initiation and completion of clinical trials and increased medical affairs costs, as described below.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, and medical affairs costs. In addition, we also record as research and development expenses any upfront and milestone payments to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. For the nine months ended September 30, 2011, approximately 54% of our research and development expenditures were for clinical development costs, 12% were for regulatory costs, 4% were for pharmaceutical development costs, 9% were for manufacturing development costs, 18% were for medical affairs costs, and 3% were for stock-based compensation costs ($0.8 million).

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Clinical development costs for the nine months ended September 30, 2011 were $14.6 million as compared to $6.1 million for the nine months ended September 30, 2010. The increase in costs resulted from the ongoing Phase 3 efficacy and safety dry eye trials for REMURA, the completed Phase 2 bepotastine besilate nasal spray clinical trials and the recently completed Phase 3 trials related to PROLENSA.

•

Regulatory Costs — Regulatory costs were $3.2 million and $2.9 million for the nine months ended September 30, 2011 and 2010, respectively. These costs were primarily higher due to increased personnel costs.

•	Pharmaceutical Development Costs — Pharmaceutical development costs were $1.0 million for both the nine months ended September 30, 2011 and 2010, respectively.

•

Manufacturing Development Costs — Manufacturing development costs were $2.3 million and $2.6 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease is primarily due to lower costs for supplies for clinical trials.

•

Medical Affairs Costs — Medical affairs costs for the nine months ended September 30, 2011 were $5.0 million as compared to $4.4 million for the nine months ended September 30, 2010, or an increase of $0.6 million. The increase is primarily attributable to increased personnel costs, continuing medical education costs and post-marketing clinical studies.

Selling, general and administrative expenses. Selling, general and administrative expenses were $69.9 million for the nine months ended September 30, 2011, as compared to $60.4 million for the nine months ended September 30, 2010. The $9.5 million increase primarily reflect expenses of $3.4 million of higher legal costs associated with the bromfenac royalty litigation and our complaint against the FDA regarding the approval of a generic version of XIBROM, $4.6 million in legal, professional and other fees incurred in connection with financing and due diligence activities to pursue a potential acquisition of a company with marketed products, for which we were successful in securing a financing commitment but were unsuccessful in concluding the acquisition, and higher sales and marketing costs of $1.3 million, which includes launch and promotional costs associated with our products, primarily BROMDAY.

Stock-based compensation costs. Total stock-based compensation costs for both of the nine months ended September 30, 2011 and 2010 were $2.9 million, respectively. For the nine months ended September 30, 2011 and 2010, we granted stock options to employees to purchase 835,140 shares of common stock (at a weighted average exercise price of $7.00 per share) and 929,302 shares of common stock (at a weighted average exercise price of $3.57 per share), respectively, equal to the fair market value of our common stock at the time of grant. We also issued 147,543 and 155,152 restricted stock awards for the nine months ended September 30, 2011 and 2010, respectively. Included in stock-based compensation costs for the nine months ended September 30, 2011 and 2010 were $0.4 million and $0.3 million, respectively, related to restricted stock awards.

Interest expense. Interest expense was $5.8 million and $6.2 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in interest expense was due to the repayment of $21.5 million on our Facility Agreement.

The components of interest expense are as follows (in millions):

	Nine Months Ended September 30,
	2011	2010
Interest related to the Facility Agreement	$2.9	$3.2
Amortization of the discount on the Facility Agreement	1.8	1.9
Amortization of deferred financing costs	0.8	0.8
Amortization of derivative on the Facility Agreement	0.2	0.2
Interest related to the Revolving Credit Facility	0.1	0.1

Interest expense	$5.8	$6.2

Gain (loss) on warrant valuation. For the nine months ended September 30, 2011, we recorded a non-cash valuation loss of $24.9 million, or $0.59 per diluted share, as compared to a non-cash valuation gain of $7.2 million, or $0.17 per diluted share, for the nine months ended September 30, 2010. The change in the valuation of the warrants for the nine months ended September 30, 2011 and 2010 was primarily driven by changes in our stock price and offset by related volatility. For the nine months ended September 30, 2011, the warrant valuation also was impacted by the exercise of 8.1 million warrants by some of the Lenders and their assignees as we reclassified the relevant warrant liability to equity upon the issuance of the shares of common stock.

Liquidity and Capital Resources

As of September 30, 2011, we had $51.9 million in cash and negative working capital of $7.5 million. In August 2011, we repaid $21.5 million of our $65 million Facility Agreement out of cash on hand. Historically, we have financed our operations primarily through sales of our debt and equity securities and cash receipts from product sales. Since March 2000, we have received gross proceeds of approximately $352.9 million from sales of our common stock, including the recent issuance of our common stock upon the exercise of warrants, and the issuance of promissory notes and convertible debt.

Under our revolving credit facility with Silicon Valley Bank, or the Revolving Credit Facility, we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash and cash equivalents or $10.0 million. As of September 30, 2011, we had $24.4 million available under the Revolving Credit Facility, of which we borrowed $24.0 million. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.50%. In no event shall the interest rate on outstanding borrowings be less than 4.50%, which is payable on a monthly basis. The Revolving Credit Facility also contains customary covenants regarding the operation of our business and financial covenants relating to ratios of current assets to current liabilities and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; or (v) an acceleration event occurs under certain types of other indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Silicon Valley Bank could be accelerated, such that it becomes immediately due and payable. We also had letters of credit of $0.6 million outstanding. As of September 30, 2011, we were in compliance with all of the covenants under the Revolving Credit Facility. During certain months in the fourth quarter, we may not be able to fulfill our adjusted quick ratio covenant. We are in discussions with Silicon Valley Bank, and, if successful, will either modify the covenant under the Revolving Credit Facility or seek a waiver for the covenant. However, no assurance can be given as to the outcome of our negotiations. Our failure to amend the covenant or obtain a waiver could cause us an inability to borrow under our Revolving Credit Facility. All amounts borrowed in September 2011 under the Revolving Credit Facility were repaid in October 2011. As of November 4, 2011, there were no borrowings under the Revolving Credit Facility. The Revolving Credit Facility expires on March 31, 2012.

Pursuant to a facility agreement, or the Facility Agreement, certain investors and lenders, collectively called the Lenders, loaned us $65 million. On September 30, 2011, we had total indebtedness under the Facility Agreement of $43.6 million, which excludes unamortized discounts of $3.1 million and the value of the derivative of $0.1 million. Outstanding amounts under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in arrears. We are required to repay the Lenders 33% of the original principal amount (or $21.5 million) on September 26, 2012, and 34% of the original principal amount (or $22.0 million) on September 26, 2013.

Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to repay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding is commenced by or against us; or (v) cash and cash equivalents on the last day of each calendar quarter are less than $10 million. The Facility Agreement also contains customary covenants regarding operations of our business. As of September 30, 2011, we were in compliance with all the covenants under the Facility Agreement.

In connection with the Facility Agreement, we entered into a security agreement with the Lenders, pursuant to which, as security for our repayment obligations under the Facility Agreement, we granted to the Lenders a security interest in certain of our intellectual property, including intellectual property relating to BROMDAY, BEPREVE, ISTALOL, VITRASE, REMURA, PROLENSA and XIBROM and each other product marketed by or under license from us, and certain personal property relating thereto.

For the nine months ended September 30, 2011, we used $23.3 million of cash from operations, primarily the result of a net loss, partially offset by certain non-cash charges and a net reduction in working capital of $14.7 million. We incurred a net loss of $40.7 million, which included a loss on warrant valuation ($24.9 million) and other non-cash charges of $7.2 million. Non-cash charges consisted primarily of stock-based compensation costs ($2.9 million), amortization of discounts on the Facility Agreement ($2.0 million), depreciation and amortization ($1.7 million) and amortization of deferred financing costs ($0.8 million), and offset by the gain on derivative valuation ($0.1 million). For the nine months ended September 30, 2010, we generated $14.9 million of cash from operations, primarily due to increase in royalties’ payable of $13.3 million and other changes in operating assets and liabilities, offset by the increase in accounts receivable of $9.1 million. We had net income of $3.1 million, which included the warrant valuation gain of $7.2 million and other non-cash charges of $6.6 million. Non-cash charges consisted primarily of stock-based compensation costs ($2.9 million), amortization of discounts on the Facility Agreement ($2.1 million), depreciation and amortization ($0.9 million) and amortization of deferred financing costs ($0.8 million), partially offset by the gain on derivative valuation ($0.1 million).

For the nine months ended September 30, 2011 and 2010, we used $2.0 million and $1.5 million, respectively, of cash from investing activities, primarily due to the purchases of property and equipment.

For the nine months ended September 30, 2011, we used cash from financing activities of $1.6 million, primarily due to the repayment of the first installment of the $21.5 million against the Facility Agreement, offset by net borrowings under our Revolving Credit Facility ($11.0 million), exercises of warrants ($6.2 million), exercises of stock options granted to our employees ($2.4 million) and issuance of stock to our employees under our Employee Stock Purchase Plan ($0.3 million). For the nine months ended September 30, 2010, we generated negligible cash from financing activities.

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

These factors may cause us to seek to raise additional funds through additional sales of our debt, or equity or other securities. We have a universal shelf registration statement on file with the SEC where we will be able to offer and sell up to $150 million of any form of securities including, but not limited to, equity, debt and other securities as described in the registration statement. Our intent with respect to the registration statement is to provide us with flexibility for financing future growth through acquisitions and strategic transactions, and does not reflect a change in our financing strategy. At present, we have no specific plans to issue any form of securities under the registration statement. Also, there can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, our stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

We have incurred losses since inception and have a stockholders’ deficit of $34.8 million through September 30, 2011. Excluding the non-cash warrant valuation adjustment during the fiscal year 2010, we generated a net income of $2.2 million. While we anticipate continuing to be profitable in 2011 and beyond (excluding any non-cash warrant valuation adjustments, non-cash stock based compensation and non-cash interest), we might not be able to remain profitable.

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

There can be no assurance about when these two disputes will be resolved, and we cannot predict the final outcome or financial impact of either. Until these two disputes are resolved, for accounting purposes, we have been and intend to continue to reserve for BROMDAY and XIBROM royalties, which would have been payable to Senju and AcSentient if the relevant contractual royalty obligations were existing and enforceable. As of September 30, 2011, we had approximately $33.5 million reserved for such contingent XIBROM and BROMDAY royalties.

Subpoenas From the U.S. Attorney, Western District of New York. In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to XIBROM. We are cooperating with the government’s investigation. From April 2008 through September 30, 2011, we have incurred approximately $4.0 million in legal fees associated with this criminal investigation and expect to incur significant expenses in the future. In October 2011, we, and certain of our officers and current and former employees received correspondence from the government identifying them as targets. Tolling agreements have been executed to allow cooperation and discussions regarding resolution. If the government chooses to engage in civil litigation or initiate a criminal prosecution against us, our officers or our current or former employees, as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such actions or pay or incur substantial fines or penalties, on behalf of ourselves, our officers or our current or former employees, any of which could significantly deplete our cash resources. The case is ongoing and the likelihood of an unfavorable outcome and/or the amount/range of loss or additional expenses, cannot be reasonably estimated.

TRICARE Retail Pharmacy Program. Section 703 of the National Defense Authorization Act of 2008, enacted on January 28, 2009, requires that pharmaceutical products purchased through the Department of Defense, or DoD, TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price discount under the Veterans Health Care Act of 1992. DoD issued a rule pursuant to Section 703 that requires manufacturers to provide DoD with a quarterly refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program, and to pay rebates to DoD on TRICARE Retail Pharmacy purchases retroactive to January 28, 2008. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009 (the effective date of the DoD rule). In addition, the regulation was the subject of litigation by others, and it was our position that the retroactive application of the regulation was contrary to established case law. As of September 30, 2011, we determined that our payment of the retroactive rebate

(from January 28, 2008 to May 26, 2009) created by the regulation is neither reasonably estimable nor probable as of September 30, 2011. In late October 2011, the United States District Court for the District of Columbia issued its decision in Coalition for Common Sense in Government Procurement v. United States, No. 08-996 (D.C. Dist. Ct. Oct. 25, 2011) upholding the DoD's regulation. It is uncertain whether the decision will be appealed, and if so, whether such appeal would be successful. In addition, the foregoing court decision does not impact our currently pending request for a waiver of the retroactive rebate.

FDA Complaint. We filed a Citizen Petition, or CP, with the FDA in March 2011. The CP requested the FDA to refrain from granting tentative or final approval of any abbreviated new drug application, or ANDA, for bromfenac sodium ophthalmic solution 0.09% that utilizes the labeling for discontinued XIBROM (bromfenac ophthalmic solution)® 0.09% or omits any portion of the BROMDAY label relating to the once-per-day dosing. In May 2011, the FDA partially denied our CP and approved a generic version of twice-daily bromfenac ophthalmic solution 0.09%, which is substitutable for one bottle size of our twice-daily XIBROM (bromfenac ophthalmic solution)® 0.09%. In May 2011, we filed a Complaint in the United States District Court for the District of Columbia alleging that the FDA’s approval of a generic version of XIBROM was arbitrary, capricious, and contrary to law. We also filed papers seeking injunctive relief with respect to the FDA’s approval of a generic version of twice-daily bromfenac ophthalmic solution 0.09% and relief from denial of our 2011 CP requesting that the FDA refrain from granting tentative or final approval of any abbreviated new drug application for bromfenac sodium ophthalmic solution 0.09% that utilizes the labeling for discontinued XIBROM or omits any portion of the BROMDAY label relating to the once-per-day dosing. Although our request for a temporary injunction was denied by the Court in May 2011, our subsequent motion for summary judgment seeking revocation of the approval of the generic bromfenac product, as well as the FDA’s counter-motion for summary judgment, have been fully briefed before the Court.

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

All outstanding amounts under our Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 0.50%. In no event shall the interest rate on outstanding borrowings be less than 4.50%. Interest is payable on a monthly basis and may expose us to market risk due to changes in interest rates. As of September 30, 2011, we had $24.0 million in borrowings under our Revolving Credit Facility. The interest rate at September 30, 2011 was 4.50%. A 10% change in interest rates on our Revolving Credit Facility would not have had a material effect on our net loss for the nine months ended September 30, 2011.

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

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings

Subpoenas From the U.S. Attorney, Western District of New York. In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to XIBROM. We are cooperating with the government’s investigation. From April 2008 through September 30, 2011, we have incurred approximately $4.0 million in legal fees associated with this criminal investigation and expect to incur significant expenses in the future. In October 2011, we, and certain of our officers and current and former employees received correspondence from the government identifying them as targets. Tolling agreements have been executed to allow cooperation and discussions regarding resolution. If the government chooses to engage in civil litigation or initiate a criminal prosecution against us, our officers or our current or former employees, as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such actions or pay or incur substantial fines or penalties, on behalf of ourselves, our officers or our current or former employees, any of which could significantly deplete our cash resources. The case is ongoing and the likelihood of an unfavorable outcome and/or the amount/range of loss or additional expenses, cannot be reasonably estimated.

TRICARE Retail Pharmacy Program. Section 703 of the National Defense Authorization Act of 2008, enacted on January 28, 2009, requires that pharmaceutical products purchased through the Department of Defense, or DoD, TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price discount under the Veterans Health Care Act of 1992. DoD issued a rule pursuant to Section 703 that requires manufacturers to provide DoD with a quarterly refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program, and to pay rebates to DoD on TRICARE Retail Pharmacy purchases retroactive to January 28, 2008. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009 (the effective date of the DoD rule). In addition, the regulation was the subject of litigation by others, and it was our position that the retroactive application of the regulation was contrary to established case law. As of September 30, 2011, we determined that our payment of the retroactive rebate (from January 28, 2008 to May 26, 2009) created by the regulation is neither reasonably estimable nor probable as of September 30, 2011. In late October 2011, the United States District Court for the District of Columbia issued its decision in Coalition for Common Sense in Government Procurement v. United States, No. 08-996 (D.C. Dist. Ct. Oct. 25, 2011) upholding the DoD's regulation. It is uncertain whether the decision will be appealed, and if so, whether such appeal would be successful. In addition, the foregoing court decision does not impact our currently pending request for a waiver of the retroactive rebate.

FDA Complaint. We filed a Citizen Petition, or CP, with the FDA in March 2011. The CP requested the FDA to refrain from granting tentative or final approval of any abbreviated new drug application, or ANDA, for bromfenac sodium ophthalmic solution 0.09% that utilizes the labeling for discontinued XIBROM (bromfenac ophthalmic solution)® 0.09% or omits any portion of the BROMDAY label relating to the once-per-day dosing. In May 2011, the FDA partially denied our CP and approved a generic version of twice-daily bromfenac ophthalmic solution 0.09%, which is substitutable for one bottle size of our twice-daily XIBROM (bromfenac ophthalmic solution)® 0.09%. In May 2011, we filed a Complaint in the United States District Court for the District of Columbia alleging that the FDA’s approval of a generic version of XIBROM was arbitrary, capricious, and contrary to law. We also filed papers seeking injunctive relief with respect to the FDA’s approval of a generic version of twice-daily bromfenac ophthalmic solution 0.09% and relief from denial of our 2011 CP requesting that the FDA refrain from granting tentative or final approval of any abbreviated new drug application for bromfenac sodium ophthalmic solution 0.09% that utilizes the labeling for discontinued XIBROM or omits any portion of the BROMDAY label relating to the once-per-day dosing. Although our request for a temporary injunction was denied by the Court in May 2011, our subsequent motion for summary judgment seeking revocation of the approval of the generic bromfenac product, as well as the FDA’s counter-motion for summary judgment, have been fully briefed before the Court.

Item 1A.	Risk Factors

Information about material risks related to our business, financial condition and results of operations for the quarterly period ended September 30, 2011 does not materially differ from that described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011, other than the following additional risk factor:

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

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, ISTA Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISTA PHARMACEUTICALS, INC. (Registrant)

Dated: November 4, 2011	/s/ Vicente Anido, Jr., Ph.D.

Vicente Anido, Jr., Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2011	/s/ Lauren P. Silvernail

Lauren P. Silvernail Chief Financial Officer and Vice President, Corporate Development (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document