Form 10-K/A
period 2011-12-31
ISTA PHARMACEUTICALS INC
filed 2012-04-27
CIK 930553

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

(949) 788-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $218,696,417, based on the closing sales price as reported on the NASDAQ Global Market.

As of March 31, 2012, there were 41,906,005 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE	1

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of ISTA Pharmaceuticals, Inc. (ISTA, we, our, us, or the Company) for the year ended December 31, 2011, which was originally filed with the U.S. Securities and Exchange Commission, or which we refer to as the SEC, on February 27, 2012, is being filed solely to include responses to the items required by Part III. This Amendment No. 1 to the Annual Report on Form 10-K does not reflect events occurring after February 27, 2012, the date of the filing of our original Annual Report on Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to our Restated Certificate of Incorporation and Amended and Restated Bylaws, our board of directors, which we refer to as the Board or Board of Directors, currently consists of seven persons and two vacancies. Our Board of Directors is divided into three classes serving staggered terms of three years. The Class I directors, Peter Barton Hutt, Benjamin F. McGraw III, Pharm.D., and Andrew J. Perlman, M.D., Ph.D. are scheduled to serve until the 2013 Annual Meeting of Stockholders. The Class II directors, Vicente Anido, Jr., Ph.D. and Richard C. Williams, are scheduled to serve until the 2014 Annual Meeting of Stockholders. The Class III directors, Dean J. Mitchell and Wayne I. Roe, are scheduled to serve until the 2012 Annual Meeting of Stockholders.

The following table sets forth the names, ages as of February 28, 2012, principal occupations and year of appointment of our directors:

Name	Age	Principal Occupation	Director Since
Class I Directors
Peter Barton Hutt	77	Senior Counsel, Covington & Burling	2002
Benjamin F. McGraw III, Pharm.D	62	Managing Member, Long Shadows Asset Management, LLC	2000*
Andrew J. Perlman, M.D., Ph.D.	64	Managing Director and Chief Medical Officer of Velocity Pharmaceutical Development	2006
Class II Directors
Vicente Anido, Jr., Ph.D.	59	President and Chief Executive Officer	2001
Richard C. Williams	68	President, Conner-Thoele Limited	2002

Class III Directors
Dean J. Mitchell	56	Chief Executive Officer, Lux Biotherapeutics Inc.	2004
Wayne I. Roe	61	General Partner of DFJ InCube Ventures, Inc.	1998*

*	Dr. McGraw and Mr. Roe resigned as directors on November 19, 2002 in connection with the closing of a private placement financing and were re-appointed as directors in December 2002.

Class I Directors

Peter Barton Hutt has served on our Board of Directors since November 2002. Mr. Hutt is senior counsel specializing in food and drug law in the Washington, D.C. based law firm of Covington & Burling LLP. From time to time, Covington & Burling LLP provides legal services to us. Mr. Hutt joined Covington & Burling LLP in 1960 and was named partner in 1968, leaving from 1971 to 1975 to serve as Chief Counsel for the U.S. Food and Drug Administration, which we refer to as the FDA, and returning to Covington & Burling LLP in September 1975. Mr. Hutt is the co-author of a casebook used to teach food and drug law throughout the country and teaches a full course on the subject annually at Harvard Law School. Mr. Hutt received a B.A. from Yale University and an LL.B. from Harvard University. In addition, Mr. Hutt received a Master of Laws degree in Food and Drug Law from New York University Law School. In the past five years, Mr. Hutt has served as a member of the boards of directors of Momenta Pharmaceuticals, Inc., Xoma Ltd., CV Therapeutics, Inc., Favrille, Inc., Introgen Therapeutics, Inc., and Celera Corporation, all of which are public companies. Mr. Hutt brings to our Board of Directors extensive experience and knowledge in the area of food and drug law.

Benjamin F. McGraw, III, Pharm.D. has served on our Board of Directors since April 2000, except for the period from November 2002 to December 2002. Dr. McGraw is the managing member of Long Shadows Asset Management, LLC, a registered investment advisor. Prior to this, Dr. McGraw was President and Chief Executive Officer since 1994, director since 1996, and Treasurer since 2006, of Valentis, Inc., a biotechnology company, until Valentis, Inc. was acquired by Urigen

Pharmaceuticals, Inc. in July 2007. Prior to this, Dr. McGraw was Corporate Vice President for Corporate Development of Allergan. Prior to this, he was an equity analyst and a fund manager at Carerra Capital Management. Prior to this, he was Vice-President, Development for Marion Laboratories and Marion, Merrell Dow, both of which were public companies. Dr. McGraw received a B.S. and a Doctor of Pharmacy from the University of Tennessee Center for the Health Sciences, where he also completed a clinical practice residency. In the past five years, Dr. McGraw has served as a member of the boards of directors of Valentis, Inc. and Urigen, Inc., which are both public companies. Dr. McGraw brings to our Board of Directors extensive experience in the biotechnology industry, as well as extensive experience in accounting and finance issues, and is an “audit committee financial expert” as defined by the rules of the SEC.

Andrew J. Perlman, M.D., Ph.D. has served on our Board of Directors since April 2006. Since June 2011, he has served as Managing Director and Chief Medical Officer of Velocity Pharmaceutical Development, a drug development company. From August 2010 to June 2011, Dr. Perlman served as a Venture Partner for CMEA Capital. Dr. Perlman is also the co-founder, and has served since October 2004 as the Chief Executive Officer, of Innate Immune, Inc., a private company engaged in the discovery and development of therapeutics for asthma and autoimmune diseases. Dr. Perlman served in various senior management positions, culminating as Executive Vice President, at Tularik, Inc., a public biotechnology company, from 1993 through October 2004, except from February 2002 to October 2002, when he served as the Chief Executive Officer and a member of the board of directors of Affymax, Inc., a private biopharmaceutical company. While at Tularik, Inc., Dr. Perlman’s principal responsibilities were in the areas of clinical research and business development in which he provided medical input and strategy for all of Tularik, Inc.’s clinical projects, and played an active role in Tularik, Inc.’s financing activities and in its merger with Amgen, Inc. in 2004. Prior to 1994, Dr. Perlman was a Senior Director of Clinical Research at Genentech, Inc., a public company, and served as a faculty member in the Department of Medicine at Stanford University. Dr. Perlman received an M.D. and a Ph.D. in Physiology from New York University. Dr. Perlman brings to our Board of Directors extensive experience in the biotechnology industry, specifically in the area of drug discovery and development.

Class II Directors

Vicente Anido, Jr., Ph.D. has served as our President and Chief Executive Officer and on our Board of Directors since December 2001. From June 2000 to September 2001, Dr. Anido was general partner for Windamere Venture Partners. From 1996 to 1999, Dr. Anido served as President and Chief Executive Officer of CombiChem, Inc., a private biotechnology company. From 1993 to 1996, he served as President of the Americas Region of Allergan, Inc., a public specialty pharmaceutical company focusing on ophthalmology, dermatology and neuromuscular indications, which we refer to as Allergan. Dr. Anido received a B.S. in Pharmacy from West Virginia University and a Ph.D. in Pharmacy Administration from the University of Missouri. In the past five years, Dr. Anido has served as a member of the board of directors of Apria Healthcare, Inc., a public company. Dr. Anido brings to our Board of Directors extensive experience in the areas of sales and marketing, business development, equity and debt transactions and fund raising.

Richard C. Williams has served on our Board of Directors since December 2002 and as Chairperson of our Board of Directors since July 2004. In 1989, Mr. Williams founded Conner-Thoele Limited, a consulting and financial advisory firm specializing in the healthcare industry and pharmaceutical segment, and since 1989, Mr. Williams has served as President of Conner-Thoele Limited. From 2000 to April 2001, Mr. Williams also served as Vice Chairman-Strategic Planning and director of King Pharmaceuticals, Inc., a public company. From 1992 to 2000, Mr. Williams served as Chairman and director of Medco Research, a then-public cardiovascular pharmaceutical development company, prior to its acquisition by King Pharmaceuticals, Inc. in 2000. From 1997 to 1999, Mr. Williams was Co-Chairman and a director of Vysis, Inc., a then-public genetic biopharmaceutical company. Prior to founding Conner-Thoele Limited, Mr. Williams held various operational and financial management officer positions with Abbott Laboratories, Erbamont, N.V., and American Hospital Supply Corporation, all of which are public companies and Field Enterprises, Inc., a private company. Mr. Williams received a B.A. from DePauw University and an M.B.A. from the Wharton School of Finance. In the past five years, Mr. Williams has served as a member of the boards of directors of Adamis Pharmaceuticals Corporation, Cellegy Pharmaceuticals, Inc. and EP MedSystems, Inc., all of which are public companies. Mr. Williams brings to our Board of Directors extensive experience in the biotechnology industry, specifically in the areas of overall strategy and investor relations, as well as extensive experience in accounting and finance issues, and is an “audit committee financial expert” as defined by the rules of the SEC.

Class III Directors

Dean J. Mitchell has served on our Board of Directors since July 2004. In July 2010, Mr. Mitchell was appointed President and Chief Executive Officer of Lux Biosciences, Inc., a private biopharmaceutical company, and was also appointed a member of its board of directors. In 2009, he was appointed as a non-executive director of Talecris Biopharmaceuticals, Inc., a public company and Intrexon Corporation, a private company. He was previously President and Chief Executive Officer of Alpharma Inc., a public company, and was also appointed a member of its board of directors in July 2006. Alpharma Inc. was acquired by King Pharmaceuticals, Inc. in December 2008, and Mr. Mitchell ceased to be an officer and a director of

Alpharma Inc. on December 29, 2008. Prior to this, he was President and Chief Executive Officer of Guilford Pharmaceuticals Inc., a public company, from December 2004 until its acquisition by MGI Pharma Inc., a public company, in October 2005, and was a non-executive director of MGI Pharma Inc. until its acquisition by Eisai Co., Ltd. in January 2008. Mr. Mitchell was at Bristol-Myers Squibb, a public company, from 2001 until 2004 in several roles including President International, President U.S. Primary Care and Vice President, Strategy. He also spent 15 years at Glaxo SmithKline, a public company, and its predecessor companies, most recently as Senior Vice President, Clinical Development and Product Strategy from 1999 to 2001, and prior to that as Vice President and General Manager, Specialty Divisions, Strategic Planning and Business Development, from 1995 to 1999. He received an M.B.A. from City University Business School, in London, U.K., and a B.Sc. degree in Biology from Coventry University, U.K. In the past five years, Mr. Mitchell has served as a member of the boards of directors of Alpharma, Inc., Guilford Pharmaceuticals, Inc., MGI Pharma Inc., and Talecris Biopharmaceuticals, all of which were then public companies. Mr. Mitchell brings to our Board of Directors extensive experience in the pharmaceutical industry, specifically in the areas of management, business and corporate development, sales and marketing and clinical development.

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

Other Executive Officers

Lauren P. Silvernail (53) has served as our Chief Financial Officer and Vice President, Corporate Development since March 2003. From 1995 to March 2003, Mrs. Silvernail served in various operating and corporate development positions for Allergan, most recently serving as Vice President, Business Development. From 1989 to 1994, she was a general partner at Glenwood Ventures and served as a director and operating manager for several of its portfolio companies. Mrs. Silvernail received an M.B.A. from the University of California, Los Angeles.

Thomas A. Mitro (54) has served as our Vice President, Sales & Marketing since July 2002. From 1980 to 2002, Mr. Mitro held several positions at Allergan, including Vice President, Skin Care, Vice President, Business Development and Vice President, e-Business. Mr. Mitro received a B.S. degree from Miami University.

Marvin J. Garrett (61) has served as our Vice President, Regulatory Affairs, Quality & Compliance since June 1999. From May 1994 to June 1999, Mr. Garrett was Vice President, Regulatory Affairs and Clinical Research for Xoma, Ltd., a public company. From 1990 to 1994, he was President and General Manager of Coopervision Pharmaceutical, a division of the Cooper Companies, Inc. Prior to joining Coopervision Pharmaceutical, Mr. Garrett was Vice President of Regulatory Affairs, Clinical Research and Quality for Iolab Pharmaceuticals, a Johnson & Johnson company, and also Director of Regulatory Affairs for Allergan. Mr. Garrett received a B.S. in Microbiology from California State University, Long Beach.

Timothy R. McNamara, Pharm.D. (56) has served as our Vice President, Clinical Research and Medical Affairs since November 2006, and previously served as Director, Medical Affairs, from November 2004 to November 2006. Dr. McNamara was Director, Medical Affairs at Amgen Inc., a public company, from June 2001 to July 2004. Prior to that, Dr. McNamara was at Bristol-Myers Squibb, a public company, from June 1989 to January 1998, where he last served as Director, Advance Health Care Services in the Department of Medical Affairs, and served as Senior Director of Medical Affairs for Searle, a private company, from February 1998 to May 2000, and was Chief Executive Officer of PRN Inc., a private contract research organization, from June 2000 to June 2001. Dr. McNamara also held the position of Associate Professor at St. Louis College of Pharmacy and Samford University, and Clinical Pharmacist for the Program on Aging at Jewish Hospital and Washington University, School of Medicine, St. Louis. Dr. McNamara received a B.S. in Pharmacy and a Pharm.D. from University of Missouri, Kansas City.

Kathleen McGinley (62) has served as our Vice President, Human Resources and Corporate Services, since November 2003. From January 2003 to November 2003, Ms. McGinley served as a consultant to us. From May 2000 to January 2003, Ms. McGinley served as Director and Vice President, Human Resources for Littlefeet, Inc., a private company. From December 1999 to May 2000, Ms. McGinley served as Director of Human Resources for Combi-Chem/Dupont Pharmaceuticals, a private company. Ms. McGinley received an M.S. from the University of Tennessee, Knoxville.

Kirk McMullin (58) has served as Vice President, Operations since August 2002. From 1995 to 2002, Mr. McMullin was Vice President, Worldwide Manufacturing Support for Allergan. Mr. McMullin received a B.A. from Humboldt State University.

Glenn E. Davis (62) has served as our Vice President, Legal and Chief Compliance Officer since March 2009, prior to which he served as a consultant from 2006 to 2009. Mr. Davis has practiced food and drug law for over 36 years, in private practice with Kleinfeld, Kaplan & Becker, and in-house at Syntex (U.S.A.) Inc. and Allergan. Mr. Davis attended the London School of Economics, and received an A.B. from the University of the Pacific, summa cum laude and a J.D. from the University of California Boalt Hall School of Law.

Brian G. Drazba (50) has served as our Vice President, Finance and Chief Accounting Officer since June 2009. From September 1992 to February 2009, Mr. Drazba held several positions at InSight Health Corp., a public company, the most recent as Senior Vice President and Chief Accounting Officer. Mr. Drazba received a B.S. from the University of San Diego.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of more than 10% of our common stock to file reports of ownership and reports of changes in the ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of such reports and amendments thereto we received during or with respect to our most recent fiscal year and upon written representations regarding all reportable transactions, only the following required reports were not timely filed: (i) one late Form 4 filed by Mr. Roe on April 27, 2012 to report the disposition of 374 shares of restricted stock upon exercise of Mr. Roe’s tax withholding right in connection with the vesting of certain restricted stock, (ii) one amended Form 4 filed by Mr. Williams on April 27, 2012 to report shares that were inadvertently included on a Form 4 filed with the SEC on October 15, 2007, (iii) one amended Form 4 filed by Dr. McGraw on April 27, 2012 to report shares that were inadvertently included on a Form 4 filed with the SEC on October 15, 2007, and (iv) one amended Form 4 filed by Mr. Roe on April 27, 2012 to report shares that were inadvertently included on a Form 4 filed with the SEC on October 15, 2007.

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

COMPENSATION DISCUSSION & ANALYSIS

This discussion and analysis summarizes our philosophy, strategy and the major details of our approach to compensating our principal executive officer, our principal financial officer and each of our other three most highly compensated executive officers as of the end of the last fiscal year whose total compensation exceeded $100,000; and who are named in the tables below and referred to as our Named Executive Officers, or NEOs.

2011 Executive Summary

Highlights of our performance in 2011

Fiscal 2011 was a transitional year during which we faced many challenges. Although we did not achieve all of our fiscal 2011 financial goals, we have achieved strong one and three-year total shareholder returns and successfully completed certain strategic goals. The key results of the year are summarized below:

•

we partially achieved our 2011 financial objectives by achieving net revenues of $160.3 million, which reflects a 2.4% increase over the results for 2010 and adjusted cash net income of $6.2 million (excluding non-cash warrant expense, stock based compensation, change in value of a derivative and other non-cash interest expense);

•	we successfully launched BROMDAY™ and completed our transition from marketing XIBROM to marketing BROMDAY;

•	we achieved certain research and development milestones; and

•

our one- and three-year total stockholder return was 37.4% and 113.9%, respectively, which ranks us above the 75th percentile for each among all firms in the pharmaceuticals & biotechnology industry as of December 31, 2011.

We pay for performance

Given the performance-based nature of our executive compensation programs, our NEOs’ actual compensation realized was aligned with the financial and stock performance of the Company. In addition, certain compensation decisions and other actions in fiscal 2011 also reflect this pay-for-performance alignment, including:

•	partial achievement of our financial objectives in 2011 resulted in funding of our annual incentives below target, demonstrating a strong alignment between pay and performance;

•	base salary merit increases for our NEOs were reflective of individual and Company performance and ranged from 3.0% to 6.2%;

•

we emphasize at-risk, performance-based compensation whereby approximately 83% of our Chief Executive Officer’s 2011 pay was incentive-based and approximately 71%, on average, was incentive-based for all other NEOs; and

•

we use a mix of stock options, restricted and phantom stock and stock appreciation rights for long-term incentives which motivates executives, including the NEOs, to increase the long-term value of the company and aligns our executives with shareholders.

Our pay practices are simple, straightforward and fair

Our compensation arrangements for our NEOs are consistent with other executives across the company and are simple and straightforward.

•	We provide base salary, annual cash bonus, long-term incentives, a nominal perquisite (financial planning), and employment and change-in-control arrangements;

•

Our peer group used for external compensation comparisons consists of fourteen companies that are similar in size and industry as compared to us and spend similar amounts on research and development. The median annual revenue of the peer group approximates our revenues;

•

Relative to the market, our pay for NEOs approximates, on average, the 50th percentile for base salary, 60th percentile for target total cash compensation, and near the 25th percentile for annual long-term incentive grants; and

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

We do not provide gross-ups, which means our NEOs are liable to pay their own taxes if excise tax under Section 280G of the Internal Revenue Code of 1986, or the Code, is triggered. In the event that the excise tax is triggered, the benefits shall be provided to the executive either (a) in full, or (b) a reduced amount that would result in no portion of such benefits being subject to the excise tax, whichever of the foregoing amounts, on an after-tax basis, yield the greatest amount of benefits to the executive.

Target pay and mix for compensation elements

The Compensation Committee reviews both total compensation and each element of compensation when making pay decisions and recommendations to our Board of Directors. Although actual compensation can be above or below targets based on individual and Company performance, retention considerations and executive experience, we generally target the following market percentiles for compensation for our NEOs:

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

In allocating compensation among these elements, we have pursued an overall compensation strategy for executives that emphasizes incentive, not fixed, compensation as illustrated by the following:

•

The base salary of our Chief Executive Officer was only 17% of his total 2011 compensation package, with the remaining 83% based on incentive compensation (mix is based on 2011 base salary, 2011 annual bonus paid in 2012, the value of long-term incentives granted in 2011 and perquisites granted in 2011);

•

The base salaries of our other NEOs, on average, were 29% of their total 2011 compensation packages, with the remaining 71% based on incentive compensation (mix is based on 2011 base salary, 2011 annual bonus paid in 2012, the value of long-term incentives granted in 2011 and perquisites granted in 2011); and

•

We have also emphasized long-term compensation over short-term compensation given that we are a growth company in which a long-term focus is critical and given that we attract executives who are generally more motivated by long-term compensation than by short-term compensation.

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

NEO salaries are considered for adjustment annually as part of our annual review process. The base salary of our Chief Executive Officer is recommended by the Compensation Committee and approved by our Board of Directors. The base salaries of all other NEOs are approved by the Compensation Committee. The Compensation Committee reviewed the base salaries for the NEOs for the fiscal year ended December 31, 2010, and determined that not all NEOs met the objective to provide base salaries at the 50th percentile of our peer group. In February 2011, the Compensation Committee (and the Board of Directors in the case of our Chief Executive Officer) approved merit increases for our NEOs ranging from 3.0% to 6.2% based on individual and Company performance as well as market data.

Annual cash bonus plan

In February 2011, our Board of Directors, upon recommendation of the Compensation Committee, adopted a cash bonus plan for 2011, which we refer to as the Bonus Plan. Under the Bonus Plan, the NEOs and other participating and employees were eligible to earn cash bonus compensation based on 2011 Company and individual performance. The Bonus Plan is designed to reward achievement of pre-determined Company and individual objectives. No bonus is guaranteed to any NEO or employee.

In 2011, the Bonus Plan was weighted on achievement of specific financial goals that we believe are appropriate for a commercial pharmaceutical company of our size. For 2011, funding for the Bonus Plan was weighted 60% on achievement of specific financial goals and 40% on achievement of specific milestones, as discussed further below. Under the Bonus Plan, the NEOs were eligible to receive all or a portion of a target bonus expressed as a percentage of their respective base salaries (which range from 65% for our Chief Executive Officer to 40% to 50% for all other NEOs).

With respect to our 2011 financial goals (which represented 60% of the total bonus opportunity), our Board of Directors, upon recommendation of the Compensation Committee, adopted guidelines to determine tiered funding based on achieving net revenues of $182.0 million and net income of $7.0 million (excluding the valuation of the warrants issued in connection with the Facility Agreement dated September 26, 2008 by and between the Company and the lenders named therein). Achievement was measured based on a percentage of the target amounts indicated in the preceding sentence, with 60% achievement being the minimum and yielding an initial funding of 60% of the Bonus Plan. However, regardless of any minimum funding amounts and objective achievement determinations, Bonus Plan funding continues to be at the discretion of our Board of Directors. The portion of the funding of the Bonus Plan that was based on milestones (which represents 40% of the total bonus opportunity) involved transitioning from marketing of XIBROM to marketing of BROMDAY (which represents 20% of the total bonus opportunity) and achieving certain research and development milestones (which represents 20% of the total bonus opportunity). Our Board of Directors considered these goals and milestones as challenging to achieve, and designed such goals and milestones to focus executive attention on key accomplishments that could enhance our long-term value.

In 2011, we (i) partially achieved our financial objectives by achieving $160.3 million in net revenues and $6.2 million in net income (excluding non-cash warrant expense, stock based compensation, change in value of a derivative and other non-cash interest expense), (ii) met our objective to successfully transition from XIBROM to BROMDAY, and (iii) met our objective related to achieving research and development milestones.

Using the pre-established funding guidelines for the financial portion of the Bonus Plan (60% of the total bonus opportunity) and the milestone portion of the Bonus Plan (40% of the total bonus opportunity), the funding of the Bonus Plan was set at 60% for fiscal 2011.

2011 Goals	Bonus Funding Opportunity at Targeted Performance Levels	2011 Achievement Levels	Bonus Funding Based on 2011 Achievement Levels
Achieve $182.0 million in net revenues and $7.0 million in net income (excluding the warrant expense)	60%	Met 33% of Goal Net revenues of $160.3 million Net income of $6.2 million (excluding the warrant expense)	20%
Transition from XIBROM to BROMDAY	20%	Met Goal Successfully transitioned from XIBROM to BROMDAY	20%
Achieving research and development milestones	20%	Met Goal Achieved research and development milestone objectives	20%
Totals	100%	N/A	60%

Once our Board of Directors has established the funding level for the Bonus Plan, individual determinations of bonuses are calculated for the Chief Executive Officer and the other NEOs based on their achievement of corporate and their individual goals. The Chief Executive Officer’s goals are identical to our funding goals, so he is measured 60% on financial performance and 40% on achievement of our specific milestone goals. Other NEOs’ goals are based on other individual objectives, as described further in the table below. The Compensation Committee and our Board of Directors considered these individual objectives as challenging to achieve, and designed such individual objectives to focus executive attention on key accomplishments that will enhance our long-term value.

The 2011 individual objectives for each of our NEOs, along with their relative weight and level of achievement, were as follows:

Named Executive Officer	Position	2011 Base Salary	Incentive Target (1)	Objective	Objective Weight	Level of Achievement
Vicente Anido, Jr., Ph.D.	President and Chief Executive Officer	$548,899	65%	Achieve $182.0 million in net revenues and $7.0 million in net income (excluding the warrant expense)	60%	33%
				Transition from XIBROM to BROMDAY	20%	100%
				Achieve certain research and development milestones	20%	100%

Lauren P. Silvernail	Chief Financial Officer and Vice President, Corporate Development	$324,974	50%	Manage department and corporate expenses to ensure achievement of quarterly and annual budget targets	35%	100%

				Identify, source and analyze key business development opportunities, particularly product acquisitions and/or in-licenses for products reaching the completion of clinical development (or later).	35%	100%

				Complete initial phase of legal process for key projects	30%	100%

Named Executive Officer	Position	2011 Base Salary	Incentive Target (1)	Objective	Objective Weight	Level of Achievement
Thomas A. Mitro	Vice President, Sales and Marketing	$325,385	45%	Achieve $182.0 million in net revenues and $7.0 million in net income (excluding the warrant expense)	60%	33%
				Transition from XIBROM to BROMDAY	20%	100%
				Achieve certain research and development milestones	20%	100%

Marvin J. Garrett	Vice President, Regulatory Affairs, Quality and Compliance	$323,697	40%	Meet department financial objectives and manage department expenses to ensure achievement of Company’s financial targets	60%	100%

				Support achievement of successful transition from XIBROM to BROMDAY	20%	100%
				Support achievement of key research and development milestones	20%	100%

Timothy R. McNamara, Pharm. D.	Vice President, Clinical Research & Medical Affairs	$332,214	40%	Meet department financial objectives, manage budget for all assigned studies	40%	60%
				Support successful launch of BROMDAY	20%	100%
				Complete certain analyses and clinical trials within budget and specific timelines	40%	100%

(1)	Targets expressed as a percentage of the NEO’s 2011 base salary.

The Compensation Committee was responsible for evaluating the individual performance of the Chief Executive Officer for the 2011 fiscal year and for submitting to our Board of Directors the Compensation Committee’s recommendation regarding the amount of the cash bonus payable to the Chief Executive Officer under the Bonus Plan. The Compensation Committee’s recommendations are initially based upon the Company’s actual level of achievement of the Company’s financial and milestone goals, with achievement of 100% of a Company goal initially yielding 100% funding of the portion of the Chief Executive Officer’s bonus represented by that particular target. However, following that objective determination, the Compensation Committee also considers other relevant factors that may impact Company performance and the Chief Executive Officer’s role in achieving results, when submitting its recommendations to the Board, and may adjust the amounts accordingly. Thus, the Compensation Committee uses a quantitative approach to measure achievement of objective criteria, but also exercises appropriate discretion in recommending and determining performance compensation, and can recommend a bonus in excess of or less than the previously established target bonus or the amounts resulting from the individual objective achievement calculations. Our Board of Directors has the final authority to approve the Compensation Committee’s recommendation regarding the amount of the cash bonus payable, if any, to the Chief Executive Officer under the Bonus Plan. For fiscal 2011, our Board of Directors approved the Compensation Committee’s recommendation for the Chief Executive Officer’s cash bonus amount at 65% of his target bonus.

The Chief Executive Officer was responsible for evaluating other NEO’s 2011 performance and for submitting his recommendations to the Compensation Committee regarding the amount of the cash bonus payable to each such NEO. The Chief Executive Officer’s recommendations are initially based upon the Chief Executive Officer’s assessment of each NEO’s actual level of achievement of his or her individual objectives for 2011, with achievement of 100% of a performance target yielding an initial funding of the portion of the individual’s bonus represented by that particular target equal to 100% multiplied by the overall percentage of Bonus Plan funding. However, following that objective determination, the Chief Executive Officer also considers other relevant factors that may impact performance of the other NEOs in achieving Company results. Thus, the Chief Executive Officer uses a quantitative approach to measure achievement of objective criteria, but also exercises appropriate discretion in recommending and determining performance compensation, and can recommend bonuses in excess of or less than the previously established target bonuses or the amounts resulting from the objective achievement calculations when submitting his recommendations to the Compensation Committee, and may adjust the amounts accordingly. The Compensation Committee has the final authority to approve the Chief Executive Officer’s recommendations regarding the amount of the cash bonus, if any, payable to each NEO under the Bonus Plan. For fiscal 2011, the Compensation Committee approved the Chief Executive Officer’s recommendations for the other NEOs’ cash bonus amounts, ranging from 54% to 66% of their target bonuses.

Long-term incentives

Our 2004 Performance Incentive Plan provides for the grant of stock options, restricted stock awards and performance shares to our NEOs and other qualified employees. Equity awards, which may include stock options and restricted stock grants, are provided to NEOs and other employees both as a reward for past individual and corporate performance and as an incentive for future performance. The Compensation Committee believes that stock-based performance compensation arrangements are essential in aligning the interests of management and the stockholders in enhancing the value of us. Long-term incentive rewards are also used to help retain employees through the use of vesting.

We will not time or select the grant dates of any stock options or stock-based awards in coordination with our release of material non-public information, nor will we have any program, plan or practice to do so. In 2006, the Compensation Committee adopted specific policies regarding the grant dates of stock options and stock-based awards for our NEOs and participating employees:

•

New Hire Grants: The grant date of all awards to newly hired NEOs and participating employees is the date on which the individual commences employment with us (or the next succeeding business day that The NASDAQ Global Market is open). The exercise price of all new hire stock options equals the closing price of our common stock on the grant date.

•

Annual Grants: The Compensation Committee approves the annual award grants to our NEOs and our Chief Executive Officer, having been delegated the authority by the Compensation Committee, approves the annual award grants to employees at one or more meetings. The grant date of the annual awards for the NEOs is the date the Board of Directors approves the grant. The grant date of all other annual awards is the date the Chief Executive Officer, having been delegated the authority by the Compensation Committee, approves the grant. Both approvals occur during the first quarter following the calendar year in accordance with our compensation review timeline.

Our long-term incentive awards were delivered in the form of both stock options and restricted stock awards, generally with the following weightings for annual grants:

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

•

restricted stock has more retentive value in the event of a downturn in the stock markets and helps align employees’ interests with our stockholders’ interests, in that employees would not only have an interest in increasing the value of the stock, but also an interest in avoiding price declines; and

•

the competitive marketplace uses restricted stock for at least a portion of the long-term incentive award and we want to ensure that our long-term incentive package remains competitive with the market.

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

Fiscal 2011 annual grants (February 2011)

While we have historically targeted the 50th percentile of our peer group using the Black-Scholes model for valuation for annual grants, due to several factors, including the impact on dilution if the 50th percentile were targeted in 2011, the Compensation Committee recommended and our Board of Directors agreed to grant the same number of shares to our NEOs in 2011 as compared to 2010. The value of these grants was substantially less than the targeted 50th percentile.

Named Executive Officer	# of Stock Options	# of Restricted Stock	Total Grant Date Fair Value
Vicente Anido, Jr., Ph.D.	163,650	36,350	$1,078,427
Lauren P. Silvernail	49,150	10,950	$324,114
Thomas A. Mitro	50,000	11,150	$329,792
Marvin J. Garrett	45,450	10,100	$299,540
Timothy R. McNamara, Pharm. D.	38,250	8,500	$252,088

Stock options for annual grants vest 1/48th per month over 48 months (four years) and restricted stock vests 25% per year over four years.

Fiscal 2011 retention grants in place of fiscal 2012 annual grants (November 2011)

In November 2011, the Compensation Committee recommended and our Board of Directors approved special one-time retention grants to all employees of the Company including the NEOs. While all the grants to the NEOs were for retention purposes, a portion of the grants were specifically intended to take the place of 2012 annual grants. The Compensation Committee believes that it was critical to provide compensation that would help retain talented executives and other employees. In deciding to grant the retention awards, the Compensation Committee considered the following factors:

•	NEOs have been receiving annual grants near 25th percentile of the market for the past few years and the majority of NEOs’ options are vested, leaving limited retention value for these executives;

•	talented executives are very attractive to competitors and providing equity compensation will allow our NEOs to remain focused and interested in the future of the Company as shareholders;

•	these awards will take the place of 2012 annual grants.

Retention awards as set forth below will vest over a 4-year period: 50% will vest on the second anniversary of the date of grant, and the remaining 50% will vest on the fourth anniversary of the date of grant, so long as the NEO remains employed by the Company. In the event of change in control of the Company, these retention awards will vest immediately in full.

Named Executive Officer	# of Stock Options	# of SARs		# of Restricted Stock	# of Phantom Stock		Total Grant Date Fair Value
Vicente Anido, Jr., Ph. D.	236,350	172,775	(1)	63,650	27,225	(1)	$1,366,275
Lauren P. Silvernail	122,875	—		27,375	—		$454,150
Thomas A. Mitro	125,000	—		27,875	—		$462,103
Marvin J. Garrett	104,875	—		23,250	—		$387,191
Timothy R. McNamara, Pharm. D.	95,625	—		21,250	—		$353,230

(1)	As the Company’s 2004 Performance Incentive Plan provisions limit 400,000 stock options and 100,000 restricted stock to be granted to any one participant in a calendar year, Dr. Anido received a portion of his retention award in cash-settled SARs and phantom stock. Dr. Anido agreed to use the net proceeds from these awards to purchase shares of the Company’s common stock in the open market, assuming no change in control of the Company has taken place.

Our NEOs’ long-term incentive compensation in 2011, including both annual grants and retention grants, approximates the 65th percentile of market long-term incentive compensation.

Perquisites

We offered one nominal perquisite to our NEOs. Each NEO is provided with a taxable benefit of $5,000 to cover the NEO’s cost of tax preparation, financial planning or other non-reimbursable expenses at the executive’s discretion. The purpose of providing this benefit is to ensure that NEOs are focused on their Company responsibilities and not on taxes or financial planning, and to ensure that the NEOs receive quality and ethical advice on these matters. We also permit our NEOs and other participating employees to participate in our 401(k) plan. All employees, including the NEOs, who participate in our 401(k) plan, are eligible to a Company match as described in our Annual Report on Form 10-K filed with the SEC on February 27, 2012.

Employment and change in control agreements

In 2011, we entered into new executive employment agreements with our NEOs, which supersede the NEOs’ existing executive employment agreements with the Company. We have these executive employment agreements to provide a competitive total compensation package for the NEOs and to provide the NEOs with individual financial security in the event that such NEOs are in the position of making our decisions such as selling us or making an acquisition that may impact the

NEO’s own position with us. The level of benefit provided under the executive employment agreements was established after a careful review of employment agreements with executives at comparable companies and after quantifying our financial exposure under the executive employment agreements in the event of an executive termination of employment of or NEOs under a variety of circumstances.

The new executive employment agreements reflect certain changes, including, but not limited to, updates conforming to 409A requirements, updated tax provisions related to excise taxes, and the addition of indemnification language. These new executive employment agreements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with SEC on February 27, 2012.

Mrs. Silvernail, our principal financial officer’s previous executive employment agreement included certain terms and conditions (e.g., severance multiples, single-trigger equity acceleration, etc.) that were different from those of other NEOs’ executive employment agreements. By eliminating the single-trigger equity acceleration and adjusting the cash severance multiples and other provisions, Mrs. Silvernail’s new executive employment agreement is now in alignment with the terms and conditions relating to the executive employment agreements of all the other NEOs.

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

Each NEO’s employment may be terminated at any time with or without cause, or by reason of death or disability, or each NEO may voluntarily resign at any time with or without good reason. Each executive employment agreement provides for specific benefits under a variety of termination scenarios. A detailed description and quantification of those potential benefits is described on pages 21 to 26 of this Amendment No. 1 to Annual Report on Form 10-K.

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

The specifics of the responsibilities of the Compensation Committee can be found in the Compensation Committee’s charter located on our website at www.istavision.com. The Compensation Committee meets regularly regarding compensation issues and regularly receives input from its independent compensation consultant, Pearl Meyer & Partners, who we refer to as PM&P.

Role of management in the compensation determination process

Management plays a limited role in the compensation determination process. The Chief Executive Officer prepares annual reviews for the other NEOS and makes compensation recommendations for his direct reports to the Compensation Committee. At the request of the Compensation Committee, management occasionally makes proposals to the Compensation Committee regarding incentive targets, incentive plan structure and other compensation related matters.

Role of the Compensation Consultant in the compensation determination process

In 2011, the Compensation Committee engaged PM&P as its independent, objective compensation consultant. PM&P reports directly to the Chairperson of the Compensation Committee and does not provide any services to us other than those requested by the Chairperson of the Compensation Committee or his or her designee. PM&P assists the Compensation Committee and management in understanding compensation concepts, management proposals relating to changes in compensation, and changing regulatory requirements. Primary services provided to the Compensation Committee by PM&P in 2011 included:

•

recommending changes to our peer group of comparable companies in the life sciences field that were of similar size, revenues and amount spent on research and development, to us. Based on PM&P’s structured peer group review process and recommendations:

•

Vivus, Inc. was removed from the peer group because it was not expected to generate revenue in the foreseeable future and Inspire Pharmaceuticals, Inc. was removed from the peer group because it was acquired.

•	Akorn, Inc., Alkermes, Inc., Aveo Pharmaceuticals, Inc., and Spectrum Pharmaceuticals, Inc. were added to the peer group due to their similar size and comparable research and development expenses; and

•

in sum, our 2011 peer group consisted of 14 companies with a median revenue size that approximated ours and included Akorn, Inc., Alkermes, Inc., Auxilium Pharmaceuticals, Inc., Aveo Pharmaceuticals, Inc., Biomarin Pharmaceuticals, Inc., Cumberland Pharmaceuticals, Depomed, Inc., Jazz Pharmaceuticals, Inc., Medicines Co, Questcor Pharmaceuticals, Inc., Salix Pharmaceuticals Ltd., Santarus, Inc., Spectrum Pharmaceuticals, Inc., and Viropharma, Inc.

•	a competitive analysis of compensation for each executive utilizing peer group compensation data, and size and industry appropriate broad survey data;

•	a review of the long-term incentive and retention program;

•	a competitive review of change in control and severance arrangements;

•	assistance with the preparation of our executive compensation disclosures;

•	a competitive analysis of board of directors’ compensation; and

•	general compensation advice.

Specifics of compensation determination process

For 2011, the compensation determination process followed by the Compensation Committee was as follows:

•

On January 27, 2011, the Compensation Committee reviewed guidelines prepared by management at the Compensation Committee’s request regarding tiered funding of the financial component of the Bonus Plan based on different levels of financial performance. The Compensation Committee also reviewed proposed milestone goals. After discussion and deliberation, the Compensation Committee recommended that our Board of Directors approve financial (which represented 60% of the total Bonus Plan funding opportunity) and milestone guidelines (which represented 40% of the total Bonus Plan funding opportunity) for the Bonus Plan and placing a cap on bonus payouts and maximum achievement levels for the 2011 non-equity incentive plan, which were subsequently approved by our Board of Directors;

•

Also on January 27, 2011, the Compensation Committee reviewed the compensation of the Chief Executive Officer. In considering the appropriate level of compensation of the Chief Executive Officer, the Compensation Committee reviewed the Chief Executive Officer’s total current compensation and the Company and the Chief Executive Officer’s performance, as well as peer group and survey data compiled by PM&P. The Chairperson of the Compensation Committee recommended a 2011 base salary, target bonus and a 2011 annual equity grant for the Chief Executive Officer based on the factors previously described. After discussion and deliberation, the Compensation Committee agreed with the Compensation Committee Chairperson’s recommendations, and made a recommendation to our Board of Directors to approve the Chief Executive Officer’s 2011 base salary, target bonus and equity grant, which was subsequently approved by our Board of Directors;

•

On February 7, 2011, the Compensation Committee reviewed the compensation of the other NEOs. In considering the appropriate level of compensation for the other NEOs, the Compensation Committee reviewed the other NEOs’ total current compensation, the Company and each of the other NEO’s performance and the Chief Executive Officer’s recommendations, as well as peer group and survey data compiled by PM&P. After discussion and deliberation, the Compensation Committee approved the Chief Executive Officer’s recommendations regarding the other NEOs’ 2011 base salary, target bonus and equity grants;

•	On June 24, 2011, upon discussion and deliberation, the Compensation Committee approved the 2011 peer group to be used for external compensation comparisons;

•

Also on June 24, 2011, the Compensation Committee reviewed the compensation of the independent directors. In considering the appropriate level of compensation for the independent directors, the Compensation Committee reviewed the peer group and survey data compiled by PM&P. After discussion and deliberation, the Compensation Committee recommended that there be no change to the directors’ cash and equity compensation at the present time. The recommendation was subsequently approved by our Board of Directors;

•	On July 13, 2011, the Board of Directors approved an annual submission of a “say on pay” resolution by the Company to its stockholders.

•

On November 18, 2011, the Compensation Committee reviewed the equity compensation of our NEOs. After discussion and deliberation, the Compensation Committee recommended 2011 retention grants. The retention grants were subsequently approved by our Board of Directors.

•

Also on November 18, 2011, the Compensation Committee reviewed the revised employment agreements with our NEOs. After full discussion, the Compensation Committee approved the revised employment agreements. The employment agreements were subsequently approved by our Board of Directors.

•

On January 30, 2012, the Compensation Committee reviewed our performance against the pre-established goals for funding of the Bonus Plan and, after discussing and reviewing the guidelines for the financial and milestone portions of the total Bonus Plan opportunity, the Compensation Committee determined and recommended to our Board of Directors that the Bonus Plan be funded at 60%. Also on January 30, 2012, the Compensation Committee reviewed and discussed the performance of the Chief Executive Officer in 2011 against the accomplishment of our goals in 2011, and recommended to our Board of Directors that the Chief Executive Officer receive a bonus of 65% of his target bonus;

•

On February 13, 2012, our Board of Directors approved that the Bonus Plan be funded at 60%, as recommended by the Compensation Committee. Also on February 13, 2012, our Board of Directors approved the Chief Executive Officer’s bonus at 65% of his target bonus, as recommended by the Compensation Committee and the Compensation Committee approved the other NEOs’ bonuses, which ranged from 54% to 66% of their target bonuses, depending on the achievement of their individual objectives and the Compensation Committee’s discretion.

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

We have considered the impact of compensation expense associated with issuing stock options, and the potentially high expense associated with one of our stock options was a factor in the decision to change the annual long-term incentive compensation package from 100% options to 60% options and 40% restricted stock (assuming a 3 to 1 ratio of options to restricted stock).

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during fiscal year 2011 served as an officer, former officer or employee of us or any of our subsidiaries. During fiscal year 2011, none of our executive officers served as a member of the compensation committee of any other entity, one of whose executive officers served as a member of our Board of Directors or Compensation Committee, and none of our executive officers served as a member of the board of directors of any other entity, one of whose executive officers served as a member of our Compensation Committee.

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

Summary Compensation Table

The following table summarizes aggregate amounts of compensation paid or accrued by us for the year ended December 31, 2011, for services rendered by our chief executive officer, chief financial officer and each of our other three most highly compensated executive officers as of the end of the last fiscal year whose total compensation exceeded $100,000, referred to collectively as the NEOs.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		Option Awards ($)[1]		Non- Equity Incentive Plan Compensation ($) [2]		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) [3]		Total ($)
Vicente Anido, Jr., Ph. D. President & Chief Executive Officer	2011 2010 2009	$ $ $	548,899 532,912 517,390	$ $ $	588,588 131,951 37,768	$ $ $	1,765,512 461,869 131,935	$ $ $	231,910 336,001 493,155	N/A N/A N/A	$ $ $	5,000 5,000 5,000	$ $ $	3,139,909 1,467,733 1,185,248

Lauren P. Silvernail Chief Financial Officer and Vice President, Corporate Development	2011 2010 2009	$ $ $	324,974 311,140 302,078	$ $ $	177,297 32,670 9,351	$ $ $	600,967 132,648 37,891	$ $ $	107,242 152,412 208,937	N/A N/A N/A	$ $ $	9,888 9,681 9,441	$ $ $	1,220,368 638,551 567,698

Thomas A. Mitro Vice President, Sales and Marketing	2011 2010 2009	$ $ $	325,385 315,908 301,852	$ $ $	180,535 60,621 17,351	$ $ $	611,360 173,148 49,460	$ $ $	83,461 137,894 201,597	N/A N/A N/A	$ $ $	9,140 9,159 5,189	$ $ $	1,209,881 696,730 575,449

Marvin J. Garrett Vice President, Regulatory Affairs, Quality and Compliance	2011 2010 2009	$ $ $	323,697 314,269 305,116	$ $ $	156,036 29,040 8,312	$ $ $	530,695 118,537 33,860	$ $ $	81,572 126,813 168,057	N/A N/A N/A	$ $ $	6,628 7,684 6,771	$ $ $	1,098,628 596,343 522,116

Timothy R. McNamara, Pharm. D. Vice President, Clinical Research and Medical Affairs	2011 2010 2009	$ $ $	332,214 312,829 295,950	$ $ $	137,628 29,040 8,312	$ $ $	467,690 101,603 29,023	$ $ $	71,758 117,737 162,887	N/A N/A N/A	$ $ $	9,987 9,707 9,252	$ $ $	1,019,277 570,916 505,424

1.	Represents the aggregate grant date fair value of option and stock awards for fiscal year 2011, 2010 and 2009, calculated in accordance with the provisions of FASB Accounting Standards Codification Topic 718 Compensation - Stock Compensation, or ASC 718. The assumptions used to calculate the ASC 718 fair value of option awards are disclosed in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012.
2.	Reflects the actual payouts for fiscal year 2011, 2010, and 2009, under the plan-based non-equity incentive plan.
3.	Reflects payments of $5,000 with respect to the cost of tax preparation, financial planning, or other non-reimbursable expenses at the NEO’s discretion. All NEOs, other than Dr. Anido, also received Company contributions to the 401(k) plan.

Grants of Plan-Based Awards in 2011 Fiscal Year

The following table summarizes grants of awards pursuant to plans made to NEOs during the year ended December 31, 2011.

Name	Grant Date[1]	Estimated Future Payouts Under Non-Equity Incentive Plan Awards[2]			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)[3]	Full Fair Value of Equity Award ($) [4,5]
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Vicente Anido, Jr., Ph. D.	2/7/2011	$214,071	$356,784	$1,070,353	—	—	—	36,350					$247,871
	2/7/2011									163,650		$6.82	$830,556
	11/30/2011							63,650					$238,623
	11/30/2011									236,350		$3.75	$676,150
	11/30/2011							27,225	[6]				$102,094
	11/30/2011									172,775	[7]	$3.75	$349,408

Lauren P. Silvernail	2/7/2011	$97,492	$162,487	$487,461	—	—	—	10,950					$74,668
	2/7/2011									49,150		$6.82	$249,446
	11/30/2011							27,375					$102,629
	11/30/2011									122,875		$3.75	$351,521

Thomas A. Mitro	2/7/2011	$87,854	$146,423	$439,270	—	—	—	11,150					$76,032
	2/7/2011									50,000		$6.82	$253,760
	11/30/2011							27,875					$104,503
	11/30/2011									125,000		$3.75	$357,600

Marvin J. Garrett	2/7/2011	$77,687	$129,479	$388,437	—	—	—	10,100					$68,872
	2/7/2011									45,450		$6.82	$230,668
	11/30/2011							23,250					$87,164
	11/30/2011									104,875		$3.75	$300,027

Timothy McNamara, Pharm. D.	2/7/2011	$79,731	$132,886	$398,657	—	—	—	8,500					$57,962
	2/7/2011									38,250		$6.82	$194,126
	11/30/2011							21,250					$79,666
	11/30/2011									95,625		$3.75	$273,564

1.	Reflects the ASC 718 date of the grant for all awards granted in 2011.
2.	For Dr. Anido, target reflects 65% of base salary. For Mrs. Silvernail, target reflects 50% of base salary. For Mr. Mitro, target reflects 45% of base salary. For all other NEOs, target reflects 40% of base salary. The threshold was set at 60% of target and the maximum was set not to exceed 300% of target, based on corporate and individual achievements.
3.	The exercise price of the option grants listed above corresponds with the closing price of our stock on the date of grant.
4.	For option awards and stock appreciation rights, or SARs, this value reflects the aggregate grant date fair value for fiscal year 2011 calculated in accordance with the provisions of FASB Accounting Standards Codification Topic 718 Compensation - Stock Compensation, or ASC 718. The assumptions used to calculate the ASC 718 fair value of option awards are disclosed in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012.
5.	For restricted/phantom stock awards, this value reflects the grant date value. The fair market values are $6.82 and $3.75 for February and November awards, respectively, which reflect the closing price as of each grant date.
6.	Reflects Dr. Anido’s retention award granted in phantom stock.
7.	Reflects Dr. Anido’s retention award granted in cash-settled SARs.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table summarizes outstanding equity awards held by NEOs as of December 31, 2011.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards Number of Securities Underlying Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date[1]	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (based on date of grant)[2] ($)	Equity Incentive Plan Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Vicente Anido, Jr., Ph. D.	595,000	—		—	$3.49	12/16/2012	9,087		$64,063
	88,000	—		—	$9.41	02/05/2014	18,174		$128,127
	95,601	—		—	$10.27	02/17/2015	27,263		$192,204
	130,200	—		—	$6.77	02/16/2016	36,350		$256,268
	93,600	—		—	$7.43	02/02/2017	63,650		$448,733
	156,831	6,819		—	$4.46	02/08/2018	27,225	[3]	$191,936
	115,918	47,732		—	$1.04	02/03/2019
	75,006	88,644		—	$3.63	02/02/2020
	34,093	129,557		—	$6.82	02/07/2021
	—	236,350		—	$3.75	11/30/2021
	—	86,388	[4]	—	$3.75	11/30/2021
	—	86,387	[4]	—	$3.75	11/30/2021

Lauren P. Silvernail	165,000	—		—	$5.40	03/10/2013	6,750		$47,588
	28,000	—		—	$9.41	02/05/2014	4,500		$31,725
	20,000	—		—	$10.27	02/17/2015	2,625		$18,506
	39,900	—		—	$6.77	02/16/2016	10,950		$77,198
	36,000	—		—	$7.43	02/02/2017	27,375		$192,994
	16,903	2,000		—	$4.46	02/08/2018
	11,754	13,709		—	$1.04	02/03/2019
	9,508	25,459		—	$3.63	02/02/2020
	10,239	38,911		—	$6.82	02/07/2021
	—	122,875		—	$3.75	11/30/2021

Thomas A. Mitro	30,000	—		—	$8.50	06/21/2012	8,350		$58,868
	164,000	—		—	$3.49	12/16/2012	12,525		$88,301
	25,000	—		—	$9.41	02/05/2014	3,300		$23,265
	18,000	—		—	$10.27	02/17/2015	11,150		$78,608
	30,300	—		—	$6.77	02/16/2016	27,875		$196,519
	35,000	—		—	$7.43	02/02/2017
	52,085	2,265		—	$4.46	02/08/2018
	43,456	17,894		—	$1.04	02/03/2019
	28,118	33,232		—	$3.63	02/02/2020
	10,416	39,584		—	$6.82	02/07/2021
	—	125,000		—	$3.75	11/30/2021

Marvin J. Garrett	2,000	—		—	$16.10	02/15/2012	4,000		$28,200
	138,000	—		—	$3.49	12/16/2012	6,000		$42,300
	21,000	—		—	$9.41	02/05/2014	2,500		$17,625
	20,000	—		—	$10.27	02/17/2015	10,100		$71,205
	43,400	—		—	$6.77	02/16/2016	23,250		$163,913
	36,000	—		—	$7.43	02/02/2017
	42,166	1,834		—	$4.46	02/08/2018
	29,750	12,250		—	$1.04	02/03/2019
	19,250	22,750		—	$3.63	02/02/2020
	9,468	35,982		—	$6.82	02/07/2021
	—	104,875		—	$3.75	11/30/2021

Timothy R. McNamara, Pharm. D.	30,000	—		—	$11.00	11/15/2014	2,000		$14,100
	14,700	—		—	$6.77	02/16/2016	4,000		$28,200
	41,600	—		—	$6.42	11/17/2016	6,000		$42,300
	24,200	—		—	$7.43	02/02/2017	8,500		$59,925
	36,416	1,584		—	$4.46	02/08/2018	21,250		$149,813
	25,500	10,500		—	$1.04	02/03/2019
	16,500	19,500		—	$3.63	02/02/2020
	7,968	30,282		—	$6.82	02/07/2021
	—	95,625		—	$3.75	11/30/2021

1.	Initial stock option grants awarded to new executives vest over a 4-year period, with 25% vesting on the first anniversary of the initial grant and the remaining 75% vesting in 36 monthly installments. Retention stock options, restricted stock awards and SARs granted in November 2011 vest over a 4-year period, with 50% vesting on the second anniversary of the grant date and the remaining 50% vesting on the fourth anniversary. All other outstanding stock option grants vest in monthly increments over a 4-year period. All stock option grants have a 10-year term.
2.	Reflects the value calculated using the stock price of $7.05 as of December 31, 2011.
3.	Reflects Dr. Anido’s retention award granted in phantom stock in November 2011.
4.	Reflects Dr. Anido’s retention award granted in cash-settled SARs in November 2011.

Option Exercises and Stock Vested in Fiscal Year 2011

The following table sets forth information concerning the exercise of stock options or vesting of restricted stock for each NEO in 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Vicente Anido, Jr., Ph. D.	—	$—	32,463	$212,188
Lauren P. Silvernail	62,667	$705,630	8,875	$58,185
Thomas A. Mitro	—	$—	13,650	$88,545
Marvin J. Garrett	—	$—	8,250	$54,163
Timothy R. McNamara, Pharm. D.	—	$—	7,375	$48,116

Termination of Employment and Change-in-Control Agreements

Chief Executive Officer and other NEOs

In the event an NEO’s employment is terminated by the Company without cause absent a change in control of the Company, the Company will provide the following severance compensation and benefits:

•	A lump sum severance payment in an amount equal to 12 months base salary with respect to the Chief Executive Officer, and nine months base salary with respect to the other NEOs;

•

Health insurance premiums payable by us for continued health insurance coverage for such NEO and all then insured dependents for a period of up to 12 months with respect to the Chief Executive Officer, and up to nine months with respect to the other NEOs. To be eligible for this coverage, such NEOs must make a timely election to continue such coverage under COBRA and our obligation to pay the monthly health insurance premiums for continued group medical insurance ends when the NEO becomes eligible for health insurance with a new employer; and

•	Outplacement services for one year, at our expense not to exceed $25,000, with a nationally recognized service selected by us.

In the event of a change in control of the Company and if within 24 months following such change in control the NEO’s employment is terminated by the Company without cause, or such NEO resigns for good reason within sixty days of the event forming the basis for such good reason termination, then the Company will provide the NEO with severance compensation and benefits consisting of:

•

For the Chief Executive Officer, a lump sum severance payment in an amount equal to 24 months base salary plus two times the greater of: (a) the target bonus to be earned for the year in which termination occurs, or (b) the bonus amount paid to the Chief Executive Officer in the prior year;

•

For other NEOs, 12 months base salary plus the greater of (a) one times the target bonus to be earned for the year in which termination occurs, or (b) one times the bonus amount paid to the NEO in the prior year;

•

Health insurance premiums payable by us for continued health insurance coverage for such NEO and all then insured dependents for a period of up to 24 months with respect to the Chief Executive Officer and 12 months with respect to all other NEOs. To be eligible for this coverage, each NEO must make a timely election to continue such coverage under COBRA and our obligation to pay the monthly health insurance premiums for continued group medical insurance ends when the NEO becomes eligible for health insurance with a new employer;

•	Outplacement services for one year, at our expense not to exceed $25,000, with a nationally recognized service selected by us; and

•

With the exception of 2011 retention grants, which fully vest upon a change in control, any unvested options, restricted shares or other equity based awards then held by a NEO will become fully vested and, with respect to options, immediately exercisable, as of the date of termination.

•

No gross-up is provided if excise tax under Section 280G of the Code, is triggered. In the event that the excise tax is triggered, the benefits shall be provided to executive either (a) in full, or (b) a reduced amount that would result in no portion of such benefits being subject to the excise tax, whichever of the foregoing amounts, on an after-tax basis, yield the greatest amount of benefits to the executive.

The following tables summarize the amounts that would have been payable to each NEO assuming the NEO was terminated on December 31, 2011:

Payments to Vicente Anido, Jr., Ph.D. Assuming a December 31, 2011 Termination

	Cash Severance								Currently Vested Amount
	Base Salary		Bonus[1]		Value of Accelerated Unvested Equity		Benefit Continuation[2] / Outplacement Services[3]	Total Termination Related Benefits[4]	Value of Vested Equity[5]	401(k) Plan Balance	Total[6] (Termination Related Benefits and Vested Benefits)
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination [7]	N/A	N/A	N/A	N/A	N/A		N/A	$—	$3,521,877	N/A	$3,521,877
Voluntary Termination [7]
Death or Disability [7]

Involuntary Without Cause Termination[3]	1	$548,899	N/A	N/A	N/A		$38,632	$587,531	$3,521,877	N/A	$4,109,409

Within 24 Months Following a Change in Control[3]	2	$1,097,798	2	$713,569	$3,268,934	[8]	$52,264	$5,132,565	$3,521,877	N/A	$8,654,443
• Involuntary Without Cause Termination or
• Executive Resignation for Good Reason

1.	In the event of termination in context of a change in control, Dr. Anido will be entitled to the greater of (A) two times his target bonus to be earned for the year in which termination occurs or (B) two times the bonus amount paid to him in the prior year. The bonus amount reflects the target bonus for Dr. Anido in 2011.

2.	Health insurance premiums payable by us for continued health insurance coverage for Dr. Anido and all his then currently insured dependents continue for up to 12 months, or 24 months in the context of a change in control, provided that Dr. Anido makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Dr. Anido becomes eligible for health insurance with a new employer.
3.	Dr. Anido will also receive outplacement services for one year, at our expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by the Company.
4.	Reflects the sum of cash severance, value of accelerated unvested equity, benefit continuation and outplacement services.
5.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $7.05 as of December 31, 2011.
6.	Reflects the total “walk-away” benefits including both termination related benefits and vested benefits.
7.	Dr. Anido will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
8.	Any unvested and outstanding equity awards held by Dr. Anido shall become 100% vested as of a change in control.

Payments to Lauren P. Silvernail Assuming a December 31, 2011 Termination

	Cash Severance								Currently Vested Amount		Total[6] (Termination Related Benefits and Vested Benefits)
	Base Salary		Bonus[1]		Value of Accelerated Unvested Equity		Benefit Continuation2 / Outplacement Services[3]	Total Termination Related Benefits[4]	Value of Vested Equity[5]	401(k) Plan Balance
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination [7]	N/A	N/A	N/A	N/A	N/A		N/A	$—	$432,715	$187,921	$620,636
Voluntary Termination [7]
Death or Disability [7]

Involuntary Without Cause Termination[3]	0.75	$243,731	N/A	N/A	N/A		$40,516	$284,247	$432,715	$187,921	$904,883

Within 24 Months Following a Change in Control[3]	1	$324,974	1	$162,487	$957,088	[8]	$45,688	$1,490,237	$432,715	$187,921	$2,110,873
• Involuntary Without Cause Termination or
• Executive Resignation for Good Reason

1.	In the event of termination in context of a change in control, Mrs. Silvernail will be entitled to the greater of (A) one times her target bonus to be earned for the year in which termination occurs or (B) one times the bonus amount paid to her in the prior year. The bonus amount reflects the target bonus for Mrs. Silvernail in 2011.
2.	Health insurance premiums payable by us for continued health insurance coverage for Mrs. Silvernail and all her then currently insured dependents continue for up to 9 months, or 12 months in the context of a change in control, provided that Mrs. Silvernail makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mrs. Silvernail becomes eligible for health insurance with a new employer.
3.	Mrs. Silvernail will also receive outplacement services for one year, at our expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by the Company.
4.	Reflects the sum of cash severance, value of accelerated unvested equity, benefit continuation and outplacement services.
5.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $7.05 as of December 31, 2011.
6.	Reflects the total “walk-away” benefits including both termination related benefits and vested benefits.
7.	Mrs. Silvernail will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
8.	Any unvested and outstanding equity awards held by Mrs. Silvernail shall become 100% vested as of a change in control.

Payments to Thomas A. Mitro Assuming a December 31, 2011 Termination

	Cash Severance								Currently Vested Amount		Total[6] (Termination Related Benefits and Vested Benefits)
	Base Salary		Bonus[1]		Value of Accelerated Unvested Equity		Benefit Continuation[2] / Outplacement Services[3]	Total Termination Related Benefits[4]	Value of Vested Equity[5]	401(k) Plan Balance
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[7]	N/A	N/A	N/A	N/A	N/A		N/A	$—	$1,086,954	$77,082	$1,164,036
Voluntary Termination[7]
Death or Disability[7]

Involuntary Without Cause Termination[3]	0.75	$244,039	N/A	N/A	N/A		$40,516	$284,555	$1,086,954	$77,082	$1,448,590

Within 24 Months Following a Change in Control[3]	1	$325,385	1	$146,423	$1,094,227	[8]	$45,688	$1,611,723	$1,086,954	$77,082	$2,775,759
• Involuntary Without Cause Termination or
• Executive Resignation for Good Reason

1.	In the event of termination in context of a change in control, Mr. Mitro will be entitled to the greater of (A) one times his target bonus to be earned for the year in which termination occurs or (B) one times the bonus amount paid to him in the prior year. The bonus amount reflects the target bonus for Mr. Mitro in 2011.
2.	Health insurance premiums payable by us for continued health insurance coverage for Mr. Mitro and all his then currently insured dependents continue for up to 9 months, or 12 months in the context of a change in control, and his then currently insured dependents, provided that Mr. Mitro makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mr. Mitro becomes eligible for health insurance with a new employer.
3.	Mr. Mitro will also receive outplacement services for one year, at our expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by the Company.
4.	Reflects the sum of cash severance, value of accelerated unvested equity, benefit continuation and outplacement services.
5.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $7.05 as of December 31, 2011.
6.	Reflects the total “walk-away” benefits including both termination related benefits and vested benefits.
7.	Mr. Mitro will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
8.	Any unvested and outstanding equity awards held by Mr. Mitro shall become 100% vested as of a change in control.

Payments to Marvin J. Garrett Assuming a December 31, 2011 Termination

	Cash Severance								Currently Vested Amount		Total[6] (Termination Related Benefits and Vested Benefits)
	Base Salary		Bonus[1]		Value of Accelerated Unvested Equity		Benefit Continuation[2] / Outplacement Services[3]	Total Termination Related Benefits[4]	Value of Vested Equity[5]	401(k) Plan Balance
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[7]	N/A	N/A	N/A	N/A	N/A		N/A	$—	$859,452	$49,898	$909,350
Voluntary Termination[7]
Death or Disability[7]

Involuntary Without Cause Termination[3]	0.75	$242,773	N/A	N/A	N/A		$40,516	$283,289	$859,452	$49,898	$1,192,639

Within 24 Months Following a Change in Control[3]	1	$323,697	1	$129,479	$833,783	[8]	$45,688	$1,332,647	$859,452	$49,898	$2,241,997
• Involuntary Without Cause Termination or
• Executive Resignation for Good Reason

1.	In the event of termination in context of a change in control, Mr. Garrett will be entitled to the greater of (A) one times his target bonus to be earned for the year in which termination occurs or (B) one times the bonus amount paid to him in the prior year. The bonus amount reflects the target bonus for Mr. Garrett in 2011.
2.	Health insurance premiums payable by us for continued health insurance coverage for Mr. Garrett and all his then currently insured dependents continue for up to 9 months, or 12 months in the context of a change in control, provided that Mr. Garrett makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Mr. Garrett becomes eligible for health insurance with a new employer.
3.	Mr. Garrett will also receive outplacement services for one year, at our expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by the Company.
4.	Reflects the sum of cash severance, value of accelerated unvested equity, benefit continuation and outplacement services.
5.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $7.05 as of December 31, 2011.
6.	Reflects the total “walk-away” benefits including both termination related benefits and vested benefits.
7.	Mr. Garrett will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
8.	Any unvested and outstanding equity awards held by Mr. Garrett shall become 100% vested as of a change in control.

Payments to Timothy R. McNamara, Pharm. D., Assuming a December 31, 2011 Termination

	Cash Severance								Currently Vested Amount		Total[6] (Termination Related Benefits and Vested Benefits)
	Base Salary		Bonus[1]		Value of Accelerated Unvested Equity		Benefit Continuation2 / Outplacement Services[3]	Total Termination Related Benefits[4]	Value of Vested Equity[5]	401(k) Plan Balance
Circumstances of Termination:	Multiple	$	Multiple	$
For Cause Termination[7]	N/A	N/A	N/A	N/A	N/A		N/A	$—	$336,159	$172,476	$508,635
Voluntary Termination[7]
Death or Disability[7]

Involuntary Without Cause Termination[3]	0.75	$249,161	N/A	N/A	N/A		$40,516	$289,677	$336,159	$172,476	$798,312

Within 24 Months Following a Change in Control[3]	1	$332,214	1	$132,886	$750,762	[8]	$45,688	$1,261,550	$336,159	$172,476	$1,770,185
• Involuntary Without Cause Termination or
• Executive Resignation for Good Reason

1.	In the event of termination in context of a change in control, Dr. McNamara will be entitled to the greater of (A) one times his target bonus to be earned for the year in which termination occurs or (B) one times the bonus amount paid to him in the prior year. The bonus amount reflects the target bonus for Dr. McNamara in 2011.
2.	Health insurance premiums payable by us for continued health insurance coverage for Dr. McNamara and all his then currently insured dependents continue for up to 9 months, or 12 months in the context of a change in control, provided that Dr. McNamara makes a timely election to continue that coverage under COBRA, and provided further that our obligation to pay monthly health insurance premiums for continued group medical insurance will end when Dr. McNamara becomes eligible for health insurance with a new employer.
3.	Dr. McNamara will also receive outplacement services for one year, at our expense, up to a maximum amount of $25,000, with a nationally recognized service provider selected by the Company.
4.	Reflects the sum of cash severance, value of accelerated unvested equity, benefit continuation and outplacement services.
5.	Reflects the excess of the fair market value over the exercise price of all vested and outstanding long-term incentive awards based on a stock price of $7.05 as of December 31, 2011.
6.	Reflects the total “walk-away” benefits including both termination related benefits and vested benefits.
7.	Dr. McNamara will be paid any unpaid salary together with any unused vacation accrued to the effective date of such termination.
8.	Any unvested and outstanding equity awards held by Dr. McNamara shall become 100% vested as of a change in control.

Director Compensation

Our non-employee directors earn the following compensation for their service on the Board of Directors and its committees:

•	An annual retainer of $40,000 for each non-executive member of the Board of Directors ;

•	$1,500 for each meeting of our Board of Directors attended;

•	$1,500 for each meeting of each committee of our Board of Directors attended;

•	$1,500 for telephonic attendance at any meeting of our Board of Directors or any committee of our Board of Directors;

•	The Chairperson of our Board of Directors receives an additional $30,000 annual retainer;

•	The Chairperson of the Audit Committee receives an additional $15,000 annual retainer;

•	The Chairperson of the Compensation Committee receives an additional $10,000 annual retainer;

•	The Chairperson of the Nominating Committee and Governance Committee receives an additional $7,500 annual retainer;

•	Reimbursement for travel and miscellaneous expenses in connection with attendance at meetings of our Board of Directors or any committee of our Board of Directors;

•	Upon initial election or appointment to our Board, non-employee directors will receive an initial equity grant of options to purchase 40,000 shares of common stock.

•

Non-employee directors who, immediately after the annual meeting of stockholders, continue to serve on our Board of Directors and have served on our Board of Directors for at least the six months preceding the annual meeting of stockholders receive an annual equity grant of options to purchase 20,000 shares of common stock;

•

The shares subject to the initial equity grants vest in three equal annual installments while the shares subject to the annual equity grants will be fully vested upon the first anniversary of the date of grant; and

•	During the fiscal year ending December 31, 2011, we granted non-employee directors options to purchase an aggregate of 120,000 shares of common stock each at an exercise price of $3.89 per share.

The following table summarizes all compensation paid to or earned by directors for fulfilling their duties as directors in 2011.

Director Compensation Paid for the 2011 Fiscal Year

Name	Fees Earned or Paid in Cash ($)[1]	Stock Awards ($)	Option Awards ($)	Total ($)[2]
Peter Barton Hutt	$71,500	$—	$59,352	$130,852
Benjamin F. McGraw III, Pharm.D.	$86,000	$—	$59,352	$145,352
Dean J. Mitchell	$67,000	$—	$59,352	$126,352
Andrew J. Perlman, M.D. Ph. D.	$65,500	$—	$59,352	$124,852
Wayne I. Roe	$65,500	$—	$59,352	$124,852
Richard C. Williams	$112,000	$—	$59,352	$171,352
Kathleen D. LaPorte[3]	$59,500	$—	$—	$59,500

1.	Reflects cash compensation earned for fiscal year 2011.
2.	Represents the aggregate grant date fair value of option and stock awards for fiscal year 2011 calculated in accordance with the provisions of ASC 718. In 2011, each director received 20,000 options. The assumptions used to calculate the fair value of option awards are disclosed in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012. As of December 31, 2011, each director had the following number of options outstanding: Peter Barton Hutt, 171,950; Benjamin F. McGraw III, Pharm.D., 172,450; Dean J. Mitchell, 146,700; Andrew J. Perlman, M.D., Ph. D., 102,200; Wayne I. Roe, 139,950; Richard C. Williams, 171,950.
3.	On November 1, 2011, Kathleen D. LaPorte resigned from the Board of Directors and from her position as a member of the Compensation Committee of the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of February 24, 2012 by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of the NEOs, and (iv) all of our officers and directors as a group.

	Amount And Nature of Beneficial Ownership(2)	Approximate Percent Owned(2)
DIRECTORS AND NAMED EXECUTIVE OFFICERS
Vicente Anido, Jr., Ph.D.(3)	1,917,065	4.58%
Marvin J. Garrett(4)	434,456	1.04%
Peter Barton Hutt(5)	156,882	*
Benjamin F. McGraw III, Pharm. D.(6)	158,882	*
Timothy R. McNamara, Pharm. D.(7)	262,408	*
Dean J. Mitchell(8)	131,632	*
Thomas A. Mitro(9)	568,232	1.36%
Andrew J. Perlman, M.D., Ph.D.(10)	87,132	*
Wayne I. Roe(11)	158,508	*
Lauren P. Silvernail(12)	473,136	1.13%
Richard C. Williams(13)	267,982	*
All officers and directors as a group (15 persons)(14)	5,481,128	13.10%
5% STOCKHOLDERS
Credit Suisse(15)	6,215,126	14.85%
James E. Flynn and Deerfield Investment Entities(16)	4,177,154	9.98%
BlackRock, Inc.(17)	2,211,177	5.28%
Wasatch Advisors, Inc.(18)	2,143,929	5.12%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each stockholder is c/o ISTA Pharmaceuticals, Inc., 50 Technology Drive, Irvine, California 92618.
(2)	This table is based upon information supplied by officers and directors, and with respect to principal stockholders, Schedules 13D and 13G, as well as Forms 4, filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 41,855,251 shares of common stock outstanding as of February 24, 2012. Shares of common stock subject to options and warrants currently exercisable, or exercisable within 60 days of February 24, 2012, are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.
(3)	Includes 1,431,978 shares subject to options exercisable within 60 days after February 24, 2012.
(4)	Includes 371,655 shares subject to options exercisable within 60 days after February 24, 2012.
(5)	Includes 151,950 shares subject to options exercisable within 60 days after February 24, 2012.
(6)	Includes 152,450 shares subject to options exercisable within 60 days after February 24, 2012.
(7)	Includes 207,655 shares subject to options exercisable within 60 days after February 24, 2012.
(8)	Includes 126,700 shares subject to options exercisable within 60 days after February 24, 2012.
(9)	Includes 453,030 shares subject to options exercisable within 60 days after February 24, 2012.
(10)	Includes 82,200 shares subject to options exercisable within 60 days after February 24, 2012.
(11)	Includes 119,950 shares subject to options exercisable within 60 days after February 24, 2012.
(12)	Includes 351,231 shares subject to options exercisable within 60 days after February 24, 2012.
(13)	Includes 151,950 shares subject to options exercisable within 60 days after February 24, 2012.
(14)	Includes 4,282,092 shares subject to options exercisable within 60 days after February 24, 2012.
(15)

Based on information set forth in a Schedule 13D/A filed with the SEC on February 9, 2012 by Credit Suisse AG (the “Bank”), a Swiss bank, on behalf of its subsidiaries to the extent that they constitute the Investment Banking division (the “Investment Banking division”), the Alternative Investments business (the “AI Business”) within the Asset Management division (the “Asset Management division”) and the U.S. private client services business (the “U.S. PCS Business”) within the Private Banking division (the “Private Banking division”) (the “Reporting Person”). The Reporting Person may be

deemed to beneficially own an aggregate of 6,215,126 shares of common stock, consisting of (i) 9,907 shares of common stock beneficially owned directly by CS USA Inc, (ii) 86,952 shares of common stock beneficially owned directly by DLJ LTIC, (iii) 4,373 shares of common stock beneficially owned directly by EMA Private Equity, (iv) 17,391 shares of common stock beneficially owned directly by Merban Equity Guernsey, (v) 30,724 shares of common stock beneficially owned directly by Strategic Partners III, (vi) 13,119 shares of common stock beneficially owned directly by Strategic Partners IV, (vii) 2,690 shares of common stock beneficially owned directly by DLJ Multi-Manager PEF, (viii) 1,483 shares of common stock beneficially owned directly by DLJ PEP II, (ix) 39,559 shares of common stock beneficially owned directly by DLJPE Partners Fund II, (x) 113,311 shares of common stock beneficially owned directly by Sprout Investment Partners, (xi) 5,430,984 shares of common stock beneficially owned directly by Sprout IX, (xii) 388,388 shares of common stock beneficially owned directly by IX Plan, (xiii) 31,792 shares of common stock beneficially owned directly by Sprout Entrepreneurs, (xiv) 1,627 shares of common stock beneficially owned directly by CS Cap, (xv) 42,817 shares of common stock beneficially owned directly by CS Sec USA LLC and (xiv) 9 shares of common stock beneficially owned directly by CS Sec Eur Ltd. The address of the Bank’s principal business and office is Uetlibergstrasse 231, P.O. Box 900, CH 8070 Zurich, Switzerland. The address of the Reporting Person’s principal business and office in the United States is Eleven Madison Avenue, New York, New York 10010. The Bank owns directly a majority of the voting stock, and all of the non-voting stock, of Credit Suisse Holdings (USA), Inc. (“CS Hldgs USA Inc”), a Delaware corporation. The address of CS Hldgs Inc’s principal business and office is Eleven Madison Avenue, New York, New York 10010. The ultimate parent company of the Bank and CS Hldgs USA Inc, and the direct owner of the remainder of the voting stock of CS Hldgs USA Inc, is Credit Suisse Group AG (“CSG”), a corporation formed under the laws of Switzerland. CS Hldgs USA Inc owns all of the voting stock of Credit Suisse (USA), Inc. (“CS USA Inc”), a Delaware corporation and holding company. CS USA Inc is the sole member of Credit Suisse Securities (USA) LLC (“CS Sec USA LLC”), a Delaware limited liability company and a registered broker-dealer that effects trades in many companies, including the Company. The address of the principal business and office and each of CS USA Inc and CS Sec USA LLC is Eleven Madison Avenue, New York, New York 10010. The Bank owns all of the voting stock of Credit Suisse Investments (UK) (“CS Inv UK”), a UK limited liability company that acts as an investment holding company for the UK interests of the Investment Banking division. Credit Suisse Investment Holdings (UK) (“CS Inv Hldgs UK”) is a UK limited liability company that acts as a holding company for the UK interests of the Investment Banking division. CS Inv UK holds a majority of CS Inv Hldgs UK’s equity; the Bank holds the remaining equity. CS Inv Hldgs UK holds all of the voting stock of Credit Suisse Securities (Europe) Limited (“CS Sec Eur Ltd”), a UK limited liability company. CS Sec Eur Ltd is a UK broker-dealer whose principal business is international securities underwriting and trading and corporate advisory services. The address of the principal business and office of each of CS Inv UK, CS Inv Hldgs UK and CS Sec Eur Ltd is One Cabot Square, London E14 4QJ, UK. Sprout Capital IX, L.P. (“Sprout IX”), Sprout Entrepreneurs Fund, L.P. (“Sprout Entrepreneurs”) and Sprout IX Plan Investors, L.P. (“IX Plan”) are Delaware limited partnerships that make investments for long-term appreciation. DLJ Capital Corporation (“DLJCC”), a Delaware corporation and a wholly owned subsidiary of CS USA Inc, acts as a venture capital partnership management company. DLJCC is also the general partner of Sprout Entrepreneurs. DLJCC is also the managing general partner of Sprout IX and, as such, is responsible for its day-to-day management. DLJCC makes all of the investment decisions on behalf of Sprout IX and Sprout Entrepreneurs. DLJ Associates IX, L.P. (“Associates IX”), a Delaware limited partnership, is a general partner of Sprout IX and in accordance with the terms of the relevant partnership agreement, does not participate in investment decisions made on behalf of Sprout IX. DLJ Capital Associates IX, Inc. (“DLJCA IX”), a Delaware corporation and wholly owned subsidiary of DLJCC, is the managing general partner of Associates IX. DLJ LBO Plans Management Corporation II (“DLJLBO II”), a Delaware corporation, is the general partner of IX Plan and, as such, is responsible for its day-to-day management. DLJLBO II makes all of the investment decisions on behalf of IX Plan. DLJLBO II is an indirect wholly owned subsidiary of CS USA Inc. The address of the principal business and office of each of DLJCC, DLJCA IX, Associates IX, Sprout IX, Sprout Entrepreneurs, IX Plan and DLJLBO II is Eleven Madison Avenue, New York, New York 10010. EMA Private Equity Fund 2000, L.P. (“EMA Private Equity”) is a Delaware limited partnership. Credit Suisse (Bermuda) Limited (“CS Bermuda”), a Bermuda corporation, is the general partner of EMA Private Equity and a wholly owned subsidiary of the Bank. The address of the principal business and office of CS Bermuda is Thistle House, 4 Burnaby Street, Hamilton, Bermuda HM 12. The address of the principal business and office of EMA Private Equity is Eleven Madison Avenue, New York, New York 10010. Merban Equity AG Guernsey Branch (“Merban Equity Guernsey”) is a branch of Merban Equity AG (“Merban Equity”), a Swiss company, which is a wholly owned subsidiary of the Bank. The address of the principal business and office of Merban Equity is Bahnhofstrasse 17, P.O. Box 234, CH 6300 Zug, Switzerland. The address of the principal business and office of Merban Equity Guernsey is Helvetia Court, Les Echelons South Esplanade, St. Peter Port, Guernsey GY1 6LU. CSFB Strategic Partners Holdings III, L.P. (“Strategic Partners III”), CS Strategic Partners IV, L.P. (“Strategic Partners IV”), DLJ Multi-Manager Private Equity Fund, L.P. (“DLJ Multi-Manager PEF”), DLJ PEP II Employee Fund, L.P. (“DLJ PEP II”), Sprout Investment Partners, L.P. (“Sprout Investment Partners”) and DLJ Private Equity Partners Fund II, L.P. (“DLJPE Partners Fund II”) are Delaware limited partnerships. DLJ MB Advisors, LLC (“DLJMB Advisors”), a Delaware limited liability company, is the managing general partner of CSFB Strategic Associates III, L.P. (“Strategic Associates III”), a Delaware limited partnership, which in turn is the general partner of Strategic Partners III. DLJMB Advisors is the managing general partner of CS Strategic Partners IV, L.P. (“Strategic Partners IV”), a Delaware limited partnership, which in turn is the general partner of CS Strategic Partners IV VC Holdings, L.P., a Delaware limited partnership. DLJ Merchant Banking Funding, Inc. (“DLJMB Funding”), a Delaware corporation, is the associate general partner of Strategic Associates III. DLJMB Advisors is also the manager of Credit Suisse Private Equity Advisers LLC (“CSPE Advisers”), a Delaware limited liability company. Credit Suisse Alternative Capital, LLC (“CS Alternative Capital”), a Delaware limited liability company, is the sole member of CSPE Advisers. CS Alternative Capital is a wholly owned subsidiary of CSAM Americas Holdings Corporation (“CSAM Americas”), a Delaware corporation, which in turn is a wholly owned subsidiary of CS Hldgs USA Inc. CSPE Advisers is the general partner of each of MPE, L.P. (“MPE”) and PEP II, L.P. (“PEP II”), each of which is a Delaware limited partnership, and Sprout Investment Partners. MPE is the general partner of DLJ Multi-Manager PEF. PEP II is the general partner of each of DLJ PEP II and DLJPE Partners Fund II. Each of DLJMB Funding and DLJMB Advisors is a wholly owned subsidiary of Credit Suisse Private Equity, LLC (“CSPE LLC”), a Delaware limited liability company, which in turn is a wholly owned subsidiary of CS USA Inc. CS USA Inc. owns all the voting stock of Credit Suisse Capital Holdings, Inc., a Delaware corporation and holding company (“CS Cap Hldgs Inc.) which is the sole member of Credit Suisse Capital LLC (“CS CAP”), which is a Delaware limited liability company. The address of the principal business and office of each of Strategic Partners III, DLJ Multi-Manager PEF, DLJ PEP II, Sprout Investment Partners, DLJPE Partners Fund II, DLJMB Advisors, Strategic Associates III, DLJMB Funding, CS Alternative Capital, CSAM Americas, CSPE Advisers, MPE, PEP II, and CSPE LLC is Eleven Madison Avenue, New York, New York, 10010. DLJ Long Term Investment Corporation (“DLJ LTIC”) is a Delaware corporation and wholly owned subsidiary of CS USA Inc. Capital IX, L.P. The address of the principal business and office of DLJ LTIC is Eleven Madison Avenue, New York, New York, 10010. DLJCC, DLJCA IX, Associates IX, Sprout IX, Sprout Entrepreneurs, IX Plan, DLJLBO II, EMA Private Equity, CS Bermuda, Merban Equity Guernsey, Merban Equity, Strategic Partners III, Strategic Partners IV, Strategic Partners IV VC, CS Cap Hldgs Inc., CS Cap, DLJ Multi-Manager PEF, DLJ PEP II, Sprout Investment Partners, DLJPE Partners Fund II, DLJMB Advisors, Strategic Associates III, DLJMB Funding, CSPE Advisers, CS Alternative Capital, CSAM Americas, MPE, PEP II, CSPE LLC and DLJ LTIC are collectively referred to as the “CS Entities.”
(16)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2012 by Deerfield Capital, L.P., Deerfield Partners, L.P., Deerfield Special Situations Fund, L.P., Deerfield Management Company, L.P., Deerfield International Limited, Deerfield Special Situations Fund International Limited, Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., and James E. Flynn (collectively, the “Deerfield Entities”). Consists of (i) 480,958 shares of common stock held by Deerfield Partners, L.P., (ii) 462,282 shares of common stock held by Deerfield Special Situations Fund, L.P., (iii) warrants to purchase 295,650 shares of common stock held by Deerfield Special Situations Fund, L.P., (iv) 50,041 shares of common stock held by Deerfield Private Design Fund, L.P., (v) warrants to purchase 1,915,000 shares of common stock held by Deerfield Private Design Fund, L.P., (vi) 53,201 shares of common stock held by Deerfield Private Design International, L.P., (vii) warrants to purchase 3,085,000 shares of common stock held by Deerfield Private Design International, L.P., (viii) 642,752 shares of common stock held by Deerfield International Limited, (ix) 630,589 shares of common stock held by Deerfield Special Situations Fund International Limited and (x) warrants to purchase 462,426 shares of common stock held by Deerfield Special Situations Fund International Limited. The terms of the warrants contain a blocker provision under which the holder thereof cannot exercise such warrants to the extent that such exercise would result in the beneficial ownership by the holder, together with its affiliates, of more than 9.98% of the shares of common stock then issued and outstanding. As such, (i) Deerfield Special Situations Fund, L.P. may be deemed to beneficially own warrants to purchase 95,365 shares of common stock, (ii) Deerfield Private Design Fund, L.P. may be deemed to beneficially own warrants to purchase 617,704 shares of common stock, (iii) Deerfield Private Design International, L.P. may be deemed to beneficially own warrants to purchase 995,101 shares of common stock and (iv) Deerfield Special Situations Fund International Limited may be deemed to beneficially own warrants to purchase 149,161 shares of common stock. The business address of James E. Flynn, Deerfield Capital, L.P., Deerfield Partners, L.P., Deerfield Special Situations Fund, L.P., Deerfield Management Company, L.P., Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P. is 780 Third Avenue, 37th Floor, New York, NY 10017. The business address of Deerfield International Limited and Deerfield Special Situations International Limited is c/o Citi Hedge Fund Services (B.V.I.) Ltd., Bison Court, Columbus Centre, P.O. Box 3460, Road Town, Tortola, D8, British Virgin Islands.
(17)	Based on information set forth in a Schedule 13G filed with the SEC on February 9, 2012. Consists of 2,211,177 shares of common stock held by BlackRock, Inc. The principal business office of BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.
(18)	Based on information set forth in a Schedule 13G filed with the SEC on February 14, 2012. Consists of 2,143,929 shares of common stock held by Wasatch Advisors, Inc. The principal business office of Wasatch Advisors, Inc. is 150 Social Hall Avenue, Salt Lake City, UT 84111.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Since January 1, 2011, there have been no transactions in which we were or are a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404(a) of Regulation S-K) had or will have a direct or indirect material interest, and there are currently no such proposed transactions.

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

Director Independence

Our securities are listed on The NASDAQ Global Market and are governed by its listing standards. Our Board has determined that the following six directors satisfy the current “independent director” standards established by The NASDAQ Listing Rules: Peter Barton Hutt, Benjamin F. McGraw III, Pharm. D., Dean J. Mitchell, Andrew J. Perlman, M.D., Ph.D., Wayne I. Roe and Richard C. Williams. Peter Barton Hutt, a member of our Board since November 2002, is a senior counsel in the Washington, D.C. law firm of Covington & Burling. From time to time, attorneys at Covington & Burling, other than Mr. Hutt, provide legal services to us, and the provision of such services was considered by our Board in determining that Mr. Hutt is independent.

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

Item 14. Principal Accounting Fees and Services

BDO USA, LLP, or BDO, audited our financial statements for the fiscal years ended December 31, 2011 and 2010. The following is a summary of the fees billed to us by BDO for professional services rendered for the fiscal years ended December 31, 2011 and 2010, respectively:

Fee Category	Fiscal 2011 Fees	Fiscal 2010 Fees
Audit Fees	$478,178	$452,166
Audit Related Fees	52,591	—
Tax Fees	94,472	77,985
All Other Fees	—	—

Total Fees	$625,241	$530,151

Audit Fees.

The aggregate fees for professional services rendered by BDO for audit services were $478,178 and $452,166 for the fiscal years ended December 31, 2011 and 2010, respectively. These consist of fees billed for professional services rendered for the audit of our consolidated financial statements, review of interim consolidated financial statements included in the quarterly reports on Form 10-Q for the respective fiscal years, irrespective of the period in which the related services are rendered or billed and services provided by the independent auditors in connection with regulatory filings, including accounting and financial work related to the proper application of financial accounting and/or reporting standards.

Audit Related Fees

Audit related fees were $52,591 and $0 for the fiscal years ended December 31, 2011 and 2010, respectively. These consist of fees billed for professional services rendered in connection with our 401-K plan and statement audit, consultation related to certain due diligence activities and other audit related services.

Tax Fees.

The aggregate fees for professional services rendered by BDO for tax compliance, tax planning and tax advice were $94,472 and $77,985 for the fiscal years ended December 31, 2011 and 2010, respectively. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent auditors. These services may include audit services, audit-related services, tax services and other services. For audit services, the independent auditor provides audit service detail in advance of the meeting of the Audit Committee held during the first calendar quarter of each year, outlining the scope of the audit and related audit fees. If agreed to by the Audit Committee, an engagement letter is formally accepted by the Audit Committee.

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

PART IV

Item 15: Exhibits, Financial Statement Schedules.

(3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISTA PHARMACEUTICALS, INC.
April 27, 2012
	By:	/s/ VICENTE ANIDO, JR., PH.D.
Vicente Anido, Jr., Ph.D.
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.