Form 10-Q
period 2012-03-31
ISTA PHARMACEUTICALS INC
filed 2012-05-04
CIK 930553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2012 was 41,906,005.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ISTA PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$53,692	$71,593
Accounts receivable, net of allowances of $1 for March 31, 2012 and December 31, 2011, respectively	45,329	56,364
Inventory, net of allowance of $1,280 and $1,076 for March 31, 2012 and December 31, 2011, respectively	7,268	6,718
Other current assets	5,829	5,444

Total current assets	112,118	140,119
Property and equipment, net	10,029	10,137
Deferred financing costs, net	759	947
Deposits and other assets	1,830	1,888

Total assets	$124,736	$153,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,391	$4,564
Accrued compensation and related expenses	4,317	5,071
Revolving Credit Facility	15,000	24,000
Current portion of Facility Agreement	21,450	21,450
Current portion of obligations under capital leases	103	114
Allowance for rebates and chargebacks	21,849	18,690
Allowance for product returns	9,826	9,128
Royalties payable	12,147	41,074
Other accrued expenses	17,881	13,763

Total current liabilities	109,964	137,854
Deferred rent and other long term liabilities	2,123	2,055
Obligations under capital leases	125	150
Facility Agreement, net of current portion and unamortized discounts and derivative	24,220	21,975
Warrant liability	53,139	40,130

Total liabilities	189,571	202,164

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized of which 1,000 shares have been designated as Series A Participating Preferred Stock at March 31, 2012 and December 31, 2011; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at March 31, 2012 and December 31, 2011; 41,906 and 41,607 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	42	42
Additional paid-in capital	412,106	410,063
Accumulated deficit	(476,983)	(459,178)

Total stockholders’ deficit	(64,835)	(49,073)

Total liabilities and stockholders’ deficit	$124,736	$153,091

See accompanying notes

ISTA PHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product sales, net	$34,012	$36,720

Total revenues	34,012	36,720
Cost of products sold (including one-time adjustment of $9,312 for royalty settlement for three months ended March 31, 2012)	(2,264)	9,216

Gross profit	36,276	27,504
Costs and expenses:
Research and development	9,491	10,344
Selling, general and administrative	28,396	26,931

Total costs and expenses	37,887	37,275

Loss from operations	(1,611)	(9,771)
Other expense:
Interest expense	(1,440)	(2,068)
Loss on derivative valuation	(1,745)	—
Loss on warrant valuation	(13,009)	(72,234)

Total other expense	(16,194)	(74,302)

Net loss	$(17,805)	$(84,073)
Other comprehensive income	—	—

Total comprehensive loss	$(17,805)	$(84,073)

Net loss per common share, basic and diluted	$(0.43)	$(2.49)

Shares used in computing net loss per common share, basic and diluted	41,786	33,715

See accompanying notes

ISTA PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(17,805)	$(84,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation costs	1,534	1,017
Amortization of deferred financing costs	188	267
Amortization of discounts on Facility Agreement	500	712
Amortization of intangible assets	58	—
Gain on royalty settlement	(9,312)	—
Change in value of warrants related to Facility Agreement	13,009	72,234
Change in value of derivative related to Facility Agreement	1,745	—
Depreciation and amortization	604	567
Changes in operating assets and liabilities:
Accounts receivable, net	11,035	(723)
Inventory, net	(550)	(869)
Other current assets	(385)	594
Accounts payable	2,827	5,058
Accrued compensation and related expenses	(754)	(2,253)
Allowance for rebates and chargebacks	3,159	781
Allowance for product returns	698	(252)
Royalties payable	(19,615)	6,094
Other accrued expenses	4,118	(2,224)
Deferred rent and other long term liabilities	(66)	(66)

Net cash used in operating activities	(9,012)	(3,136)

INVESTING ACTIVITIES
Purchases of equipment	(496)	(330)
Deposits and other assets	—	(5)

Net cash used in investing activities	(496)	(335)

FINANCING ACTIVITIES
Net proceeds from exercises of stock options	643	503
Payments under capital leases	(36)	(46)
Proceeds from Revolving Credit Facility	38,000	13,000
Repayments on Revolving Credit Facility	(47,000)	(13,000)

Net cash (used in) provided by financing activities	(8,393)	457

Decrease in cash and cash equivalents	(17,901)	(3,014)
Cash and cash equivalents at beginning of period	71,593	78,777

Cash and cash equivalents at end of period	$53,692	$75,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$724	$1,080

See accompanying notes

ISTA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(unaudited)

1. The Company

ISTA Pharmaceuticals, Inc., which we refer to as ISTA, the Company or we, was incorporated as Advanced Corneal Systems, Inc. in California in February 1992 to discover, develop and market new remedies for diseases and conditions of the eye. In March 2000, we changed our name to ISTA Pharmaceuticals, Inc., and we reincorporated in Delaware in August 2000. BROMDAY™, BEPREVE®, ISTALOL®, VITRASE®, XIBROM (bromfenac ophthalmic solution)®, XIBROM™, T-PRED™, PROLENSA™, BEPOSONE™, BEPOMAX™, ISTA®, ISTA Pharmaceuticals, Inc.® and the ISTA logo are our trademarks, either owned or under license.

We are a rapidly growing commercial-stage, multi-specialty pharmaceutical company developing, marketing and selling our own products in the United States, or the U.S., and Puerto Rico. We are the third largest branded prescription eye care business in the U.S. and have a growing allergy drug franchise. We have obtained product approvals for five prescription drugs in six years. We manufacture our finished good products through third-party contracts, and we in-license or acquire new products and technologies to add to our internal development efforts from time to time. Our products and product candidates seek to treat allergy and serious diseases of the eye and include therapies for ocular inflammation and pain, glaucoma, dry eye and ocular and nasal allergies. The U.S. prescription markets for 2011, which our therapies seek to address, include key segments of the $7.5 billion ophthalmic pharmaceutical market and the $2.5 billion nasal allergy market.

We currently have four products available for sale in the U.S. and Puerto Rico: once-daily BROMDAY (bromfenac ophthalmic solution) 0.09%, for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions, BEPREVE (bepotastine besilate ophthalmic solution) 1.5%, for the treatment of ocular itching associated with allergic conjunctivitis, ISTALOL (timolol maleate ophthalmic solution) 0.05%, for the treatment of glaucoma, and VITRASE (hyaluronidase injection) ovine, 200 USP units/ml, for use as a spreading agent. At the beginning of 2011, we had one additional product available for sale, twice-daily XIBROM (bromfenac ophthalmic solution) 0.09%, a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation and pain following cataract surgery, or XIBROM. We stopped shipping XIBROM in February 2011. In addition, we have several eye and allergy product candidates in various stages of development, including treatments for dry eye, ocular inflammation and pain and nasal allergies.

We have incurred losses since inception and have a stockholders’ deficit of approximately $477 million at March 31, 2012. We believe that our existing capital resources as well as our anticipated future operations will enable us to fund operations for at least the next twelve months.

2. Merger Agreement with Bausch & Lomb

On March 26, 2012, we entered into a definitive Agreement and Plan of Merger, or the Merger Agreement, with Bausch & Lomb Incorporated, a New York corporation, or Parent, and Inga Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent, or Merger Sub, and which together with Parent we refer to as Bausch & Lomb.

Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Merger Sub will merge with and into us, and we will become a wholly-owned subsidiary of Parent, which transaction we refer to as the Merger. At the effective time of the Merger, each share of our common stock issued and outstanding immediately prior thereto (other than shares owned by (i) any of our stockholders who are entitled to and who properly exercise, and do not withdraw or lose, appraisal rights under Section 262 of the General Corporation Law of the State of Delaware, (ii) us as treasury stock or (iii) Parent or any of its wholly-owned subsidiaries) will be converted automatically into the right to receive $9.10 in cash, without interest and less any applicable withholding taxes. Our Board of Directors unanimously approved the Merger Agreement and recommends that our stockholders vote to adopt the Merger Agreement.

The closing of the Merger is subject to customary closing conditions including, among others, adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon, the absence of any governmental order or law that makes the Merger illegal or otherwise enjoins, restrains, prevents or prohibits consummation of the Merger, and, as a condition to Bausch & Lomb’s obligation to complete the Merger, the absence of a Company “material adverse effect” since the date of the Merger Agreement. On April 23, 2012, we filed a preliminary proxy statement with the Securities and Exchange Commission, or the SEC, relating to the special meeting for our shareholders to consider and vote on the proposal to adopt the Merger Agreement.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement which was attached as an exhibit to a Current Report on Form 8-K filed with the SEC on March 28, 2012.

3. Senju Arbitration

On March 26, 2012, in connection with the settlement of an arbitration proceeding, we and Senju Pharmaceuticals Co. Ltd., or Senju, executed a Fourth Amendment to Bromfenac License Agreement, or the Fourth Amendment, which amended the License Agreement, dated as of March 7, 2002, by and between Senju and us, as successor in interest to AcSentient, Inc., or AcSentient, as amended by the Amendment to Bromfenac License Agreement dated August 13, 2002, the Second Amendment to Bromfenac License Agreement dated May 31, 2006, and the Third Amendment to Bromfenac License Agreement dated February 16, 2010, or as amended, the License Agreement. The Fourth Amendment amended the License Agreement with respect to the royalties payable to Senju and specifically it established new lower royalty rates for BROMDAY until we launch our proprietary new product, PROLENSA, and confirmed the existing rate for PROLENSA. In connection with the Fourth Amendment, we made a one-time payment of $24 million to Senju. As a result, for the first quarter of 2012, we reduced our royalties payable balance by $33.3 million, resulting in a one-time benefit to cost of products sold of $9.3 million. Effective January 1, 2012, royalties to be paid on future revenues of BROMDAY were reduced by approximately one-half.

4. Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying unaudited condensed financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles in the U.S., or GAAP, and, therefore should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 as amended.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the unaudited condensed balance sheets as of March 31, 2012 and December 31, 2011, and statements of operations and comprehensive income and cash flows for the three months ended March 31, 2012 and 2011 have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

Reclassifications

Certain comparative prior period amounts in the financial statements and accompanying notes may have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported operating expenses or net loss.

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

Allowances for product returns were $9.8 million and $9.1 million as of March 31, 2012 and December 31, 2011, respectively. These allowances reflect an estimate of our liability for products that may be returned by the original purchaser in accordance with our stated return policy, which allows customers to return products within six months of their respective expiration dates and for a period up to twelve months after such products have reached their respective expiration dates. We estimate our liability for product returns at each reporting period based on the estimated units in the channel and the other factors discussed above. As a percentage of gross product revenues, the reserve for product returns was 6.3% and 1.1% for the periods ended March 31, 2012 and 2011, respectively. The increase in the rate of return is primarily due to higher product returns for XIBROM and BEPREVE, partially offset by historical trending of actual return data, the lengthening of product shelf life, and continued acceptance and pull through of our other products.

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

Allowances for estimated rebates and chargebacks were $21.9 million and $18.7 million as of March 31, 2012 and December 31, 2011, respectively. Other discounts, such as wholesaler fees and prompt pay discounts, were $6.7 million and $5.7 million as of March 31, 2012 and December 31, 2011, respectively. These allowances reflect an estimate of our liability for items such as rebates due to various governmental organizations under the Medicare/Medicaid regulations, rebates due to managed care organizations under specific contracts, chargebacks due to various organizations purchasing certain of our products through federal contracts and/or group purchasing agreements and fees charged by certain wholesalers under distribution agreements. We estimate our liability for rebates, chargebacks and other discounts, such as wholesaler fees, at each reporting period based on the assumptions described above.

As a percentage of gross product revenues, the allowance for rebates, chargebacks and other discounts such as wholesaler fees was 27.2% and 21.8% for the three months ended March 31, 2012 and 2011, respectively. The increase is primarily due to growth in the number and utilization of managed care contracts, federal contracts, and wholesaler distribution agreements.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term U.S. Treasury investments with maturities of three months or less when purchased. Cash and cash equivalents are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at March 31, 2012 and December 31, 2011, due to a temporary federal program in effect through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits. We had total cash and cash equivalents of approximately $53.7 million and $71.6 million as of March 31, 2012 and December 31, 2011, respectively, of which, $15 million was invested in low interest bearing U.S. Treasury Funds.

Concentration of Credit Risk and Customer Risk

Financial instruments that potentially subject us to a significant concentration of credit risk principally consist of trade receivables. Wholesale distributors account for a substantial portion of trade receivables. Accounts receivables from Cardinal Health, Inc., McKesson HBOC and AmeriSource Bergen Corp. accounted for 41%, 39% and 19%, respectively, of our total accounts receivables as of March 31, 2012. Accounts receivables from McKesson HBOC, Cardinal Health, Inc., and AmeriSource Bergen Corp. accounted for 40%, 41% and 15%, respectively, of our total accounts receivables as of December 31, 2011. We maintain reserves for bad debt and such losses, in the aggregate, have not exceeded our estimates.

Sales to McKesson HBOC, Cardinal Health, Inc., and AmeriSource Bergen Corp. accounted for 37%, 41% and 19% of our net revenues for the three months ended March 31, 2012. Sales to McKesson HBOC, Cardinal Health, Inc., and AmeriSource Bergen Corp. accounted for 34%, 34% and 23% of our net revenues for the three months ended March 31, 2011.

Inventory

Inventory at March 31, 2012 was $7.3 million, which was comprised of $4.7 million of raw materials, $0.6 million of work-in-progress and $3.3 million of finished goods and excluded $1.3 million in inventory reserves. Inventory at December 31, 2011 was $6.7 million, which was comprised of $4.5 million of raw materials, $0.1 million of work-in-progress and $3.1 million of finished goods and excluded $1.0 million in inventory reserves. Inventory, net of allowances, is stated at the lower of cost or market. Cost is determined by the first-in, first-to-expire method.

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

Supply Concentration Risks

Some materials used in our products are currently obtained from a single source. We have a supply agreement with Senju for bepotastine besilate, which is the active pharmaceutical ingredient in BEPREVE. Currently, Senju is our sole source for bepotastine besilate for BEPREVE. We have a supply agreement with Regis Technologies, Inc., or Regis, for bromfenac, which is the active pharmaceutical ingredient in BROMDAY and was also used for XIBROM. Currently, Regis is our sole source for bromfenac. We also have supply agreements with Bausch & Lomb to manufacture finished product of BROMDAY, BEPREVE and ISTALOL. Currently, Bausch & Lomb is our sole source for finished product of BROMDAY, BEPREVE and ISTALOL.

Ovine hyaluronidase, the active pharmaceutical ingredient used in VITRASE, is processed in several stages to produce a highly purified raw material for formulation. We manufacture hyaluronidase at our Irvine, California manufacturing facility. We have a supply agreement with Alliance Medical Products to manufacture commercial quantities of VITRASE. Currently, Alliance Medical Products is our sole source for VITRASE.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, current and long-term debt, certain derivatives related to our debt obligations and common stock warrants issued to lenders. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of our revolving credit facility with Silicon Valley Bank, or Revolving Credit Facility, approximates fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics. We have a facility agreement, or Facility Agreement, with certain accredited institutional investors, collectively known as Lenders. Although our Facility Agreement is considered a financial instrument, we are unable to reasonably determine fair value.

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

We have segregated all assets and liabilities measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. As of March 31, 2012 and December 31, 2011, all of our assets and liabilities are valued using Level 1 inputs except for the derivatives and warrants related to our Facility Agreement. We have valued the warrants using a Black-Scholes model, which we believe is the appropriate valuation model based on the terms of the warrants and based on assumptions and data available as of March 31, 2012 and December 31, 2011, including but not limited to our stock price, risk-free interest rates and stock price volatility.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands) (unaudited):

	Fair Value Measurements using			Total Carrying Value at
	Level 1	Level 2	Level 3
March 31, 2012
Cash and cash equivalents, including U.S. Treasury Funds	$53,692	$—	$—	$53,692
Derivative (Facility Agreement)	—	—	(4,137)	(4,137)
Warrants	—	—	(53,139)	(53,139)

December 31, 2011
Cash and cash equivalents, including U.S. Treasury Funds	$71,593	$—	$—	$71,593
Derivative (Facility Agreement)	—	—	(2,392)	(2,392)
Warrants	—	—	(40,130)	(40,130)

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Derivative	Warrants
Ending balance at December 31, 2011	$(2,392)	$(40,130)
Total losses (realized or unrealized)	(1,745)	(13,009)

Ending balance at March 31, 2012	$(4,137)	$(53,139)

Comprehensive (Loss) Income

Accounting Standards Codification 220 “Comprehensive Income,” or ASC 220, requires reporting and displaying comprehensive income (loss) and its components. Upon adoption on January 1, 2012, we had the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. We elected to present comprehensive income in a single continuous statement as part of the condensed statements of operations. We did not have any components of comprehensive income to report upon and, therefore, our total comprehensive loss for the three months ended March 31, 2012 and 2011 was $17.8 million and $84.1 million, respectively.

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

We recorded stock-based compensation expense related to stock options of $1.2 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, there was $10.9 million of total unrecognized compensation cost related to non-vested stock options, which is scheduled to be recognized over a remaining weighted average vesting period of approximately 3.1 years.

Restricted Stock Awards

The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance. Expenses related to the vesting of restricted stock were $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was approximately $2.1 million of unamortized compensation cost related to restricted stock awards, which is scheduled to be recognized ratably over the vesting period of four years.

Stock Appreciation Rights and Phantom Stock

For the three months ended March 31, 2012, we recorded compensation expense of $0.1 million and a corresponding liability related to the prorated vesting of the stock appreciation rights and phantom stock granted to our Chief Executive Officer. These stock appreciation rights and phantom stock are accounted for as liability awards and are remeasured at fair value each reporting period until they become vested, assuming a prorated vesting over the period of the award, with compensation expense being recognized over the requisite service period in accordance with ASC 718-30 “Compensation—Stock Compensation, Awards Classified as Liabilities”, and the cumulative compensation cost recognized to date must be trued up each reporting period for changes in fair value prorated for the portion of the requisite service period rendered. We use the Black-Scholes option-pricing model to estimate the fair value of the stock appreciation rights and the market price of our common stock at the end of each reporting period to estimate the fair value of the phantom stock.

Net Loss Per Share

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

Diluted net income per share of common stock includes the dilutive effect of stock options, unvested restricted stock and warrants. As we incurred net losses for the three months ended March 31, 2012 and 2011, we have not computed the diluted earnings per share, as the potentially dilutive securities would have an anti-dilutive effect on earnings. For the three months ended March 31, 2012 and 2011, respectively, approximately 7.3 million and 9.4 million stock options and shares of unvested restricted stock were excluded from the calculation of diluted income per share because their exercise prices rendered them anti-dilutive.

Common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. We have further determined that the warrants issued in conjunction with our Facility Agreement represent participating securities, requiring the use of the two-class method for the calculation of basic and diluted earnings per share. Because net losses are not allocated to the warrant holders, the two-class method does not effect our calculation of earnings per share for the three months ended March 31, 2012 and 2011.

Executive Employment Agreements

We have employment agreements with each of our executive officers. Such employment agreements provide benefits upon a change in control, including severance benefits if the executive officer is terminated under certain circumstances and within a specified period following such event. The employment agreements provide that in the event of a change in control and if within 24 months following such change in control the executive officer’s employment is terminated without cause, or such executive officer resigns for good reason within sixty days of the event forming the basis for such good reason termination, then we will provide the executive officer with severance compensation and benefits consisting of (i) a lump sum severance payment of certain months of base salary, (ii) a multiple of the greater of the target bonus to be earned for the year in which termination occurs or the bonus amount paid to the executive in the prior year, (iii) health insurance premiums for continued health insurance coverage for such executive officer and all then insured dependents for a period of certain months of benefits, (iv) outplacement services for one year, at our expense not to exceed $25,000, with a nationally recognized service selected by us; and (v) any unvested options, restricted shares, stock appreciation rights, phantom stock or other equity based awards then held by the executive officers will become fully vested and, with respect to options, immediately exercisable, as of the date of termination.

Revolving Credit Facility

Under our Revolving Credit Facility, we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash and cash equivalents or $10.0 million. As of March 31, 2012, we had $25.0 million available under the Revolving Credit Facility, of which we borrowed $15.0 million. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate. In no event shall the interest rate on outstanding borrowings be less than 4.00%, which is payable on a monthly basis. The Revolving Credit Facility also contains customary covenants regarding the operation of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; or (v) an acceleration event occurs under certain types of other indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Silicon Valley Bank could be accelerated, such that it becomes immediately due and payable. As of March 31, 2012, we were in compliance with all of the covenants under the Revolving Credit Facility.

All amounts borrowed under the Revolving Credit Facility were repaid in April 2012. The Revolving Credit Agreement can be terminated by us as long as all outstanding principal and accrued and unpaid interest is paid, and we intend to terminate the Revolving Credit Facility if the Merger is consummated. If we terminate the agreement, a make-whole premium of approximately $0.1 million will also be due and payable. The Revolving Credit Facility otherwise expires on March 31, 2013.

Facility Agreement

On March 31, 2012, we had total indebtedness under the Facility Agreement of $43.6 million, which excludes unamortized discounts of $2.0 million and the value of the derivative of $4.1 million. Outstanding amounts under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in arrears. We are required to repay the Lenders 33% of the original principal amount (or $21.5 million) on September 26, 2012, and 34% of the original principal amount (or $22.0 million) on September 26, 2013.

Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to repay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon, or a Put Election. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding is commenced by or against us; or (v) cash and cash equivalents on the last day of each calendar quarter are less than $10 million. The Facility Agreement also contains customary covenants regarding operations of our business. As of March 31, 2012, we were in compliance with all the covenants under the Facility Agreement.

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

In connection with the Facility Agreement, we issued to the Lenders warrants to purchase an aggregate of 15 million shares of our common stock at an exercise price of $1.41 per share, of which we have approximately 6.9 million warrants outstanding at March 31, 2012. If we issue or sell shares of our common stock (other than certain “excluded shares,” as such term is defined in the Facility Agreement), we will issue concurrently therewith additional warrants to purchase such number of shares of common stock as will entitle the Lenders to maintain the same beneficial ownership in the Company after the issuance as they had prior to such issuance, as adjusted on a pro rata basis for repayments of the outstanding principal amount under the loan, with such warrants being issued at an exercise price equal to the greater of $1.41 per share and the closing price of the common stock on the date immediately prior to the issuance. The anti-dilutive element in the warrant agreement requires us to follow the Derivatives and Hedging Topic of the FASB Accounting Standards Codification. The Codification requires us to classify our warrants as a liability, which are marked to market and adjusted quarterly. We recorded a non-cash valuation loss of $13.0 million, or $0.31 per basic and diluted share for the three month period ended March 31, 2012 as compared to a loss of $72.2 million, or $2.14 per basic and diluted share for the three month period ended March 31, 2011. The change in the valuation of the warrants as of March 31, 2012 was primarily driven by changes in our stock price and partially offset by a smaller number of warrants outstanding and related volatility.

Because the consummation of certain change in control transactions results in a premium of the outstanding principal, the premium put feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. During the three months ended March 31, 2012, we announced that Bausch & Lomb and we had entered into the Merger Agreement (as described in note 2 above), and the Lenders have provided us notice of their Put Elections. Since the Merger would have the effect of a change in control and would trigger the premium of the outstanding principal amount due under the Facility Agreement, we have recorded the value of the derivative at a significantly high probability of the change in control transaction. The value of the derivative at March 31, 2012 was $4.1 million and adjusted through other expense.

Commitments and Contingencies

In connection with the our strategic option process, pursuant to the terms of our financial advisor’s engagement letters with us, our financial advisor has previously received a fee of $0.8 million for services rendered in connection with the Merger and strategic defense of the Company, invoiced a fee of $2.5 million (which has not yet been paid) upon announcement of the Merger and is entitled to receive a contingent fee our financial advisor has estimated to be approximately $7.5 million if the Merger is consummated. In addition, under its engagement letters with us, our financial advisor invoiced a separate defense advisory fee of $4.4 million, $2.6 million of which our financial advisor has offered to credit against the contingent fee to be paid to it by us if the Merger is consummated, and the contingent fee, the defense advisory fee and any unpaid transaction expenses are paid to our financial advisor within one business day thereafter.

Legal

Bromfenac Royalty Litigation: In April 2010, we stopped making royalty payments and initiated legal action against Senju seeking a declaratory judgment with regard to our royalty obligations in connection with bromfenac products and a recovery of overpaid XIBROM royalties and other damages. The only U.S. patent applicable to XIBROM and, now to BROMDAY, expired in January 2009 and, according to U.S. case law and the terms of our license agreement with Senju, we asserted that no bromfenac product royalties are due after patent expiration. In August 2010, the U.S. District Court for the Central District of California stayed our action against Senju, and, in September 2010, Senju initiated an arbitration proceeding regarding the same dispute with the International Chamber of Commerce, or the ICC. In March 2012, we settled all outstanding claims with Senju and entered into the Fourth Amendment of our bromfenac license agreement with Senju (see note 3 above).

In June 2010, we stopped making royalty payments and initiated a legal action by filing a Complaint against AcSentient, seeking a declaratory judgment with regard to our bromfenac royalty obligations under the Asset Purchase Agreement dated May 3, 2002 between AcSentient and us. The only U.S. patent applicable to XIBROM and, now, to BROMDAY expired in January 2009 and, according to U.S. case law and the terms of our agreement with AcSentient, we believe no XIBROM and BROMDAY royalties are due after patent expiration. A declaratory judgment that we are seeking from the court in regard to royalty obligations to AcSentient may apply not only to XIBROM, but also to BROMDAY, which was approved by the Food and Drug Administration, or the FDA, in October 2010. In November 2010, the Superior Court of the State of California, County of Orange stayed our case against AcSentient and ruled that the dispute had to be arbitrated. We will have an opportunity to appeal that court’s ruling after the final judgment is entered by the court. In January 2011, AcSentient filed a request for arbitration with the ICC. This arbitration is in its early stages.

There can be no assurance about when or how the AcSentient dispute will be resolved, and we cannot predict the final outcome or financial impact. The parties could elect to settle the dispute, allow the dispute to be resolved in arbitration or the U.S. courts. Until this dispute is resolved, for accounting purposes, we have been and intend to continue to reserve for BROMDAY and XIBROM royalties, which would have been payable to AcSentient if the relevant contractual royalty obligations were existing and enforceable. As of March 31, 2012, we had approximately $5.3 million reserved for such contingent XIBROM and BROMDAY royalties.

Subpoenas From the U.S. Attorney, Western District of New York. In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to XIBROM. We are cooperating with the government’s investigation. From April 2008 through March 31, 2012, we have incurred approximately $6.0 million in legal fees associated with this criminal investigation and expect to incur significant expenses in the future. In October 2011, we, and certain of our officers and current and former employees received correspondence from the government identifying them as targets. Tolling agreements have been executed to allow cooperation and discussions regarding resolution. The Company has executed indemnification agreements with each of the individual targets, and each target has executed a corresponding undertaking agreement. If the government chooses to engage in civil litigation or initiate a criminal prosecution against us, our officers or our current or former employees, as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such actions or pay or incur substantial fines or penalties, on behalf of ourselves, our officers or our current or former employees, any of which could significantly deplete our cash resources. The case is ongoing and the likelihood of an unfavorable outcome and/or the amount/range of loss or additional expenses, cannot be reasonably estimated.

TRICARE Retail Pharmacy Program. Section 703 of the National Defense Authorization Act of 2008, enacted on January 28, 2009, requires that pharmaceutical products purchased through the Department of Defense, or DoD, TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price discount under the Veterans Health Care Act of 1992. DoD issued a rule pursuant to Section 703 that requires manufacturers to provide DoD with a quarterly refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program, and to pay rebates to DoD on TRICARE Retail Pharmacy purchases retroactive to January 28, 2008. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009 (the effective date of the DoD rule). In addition, the regulation was the subject of litigation by others, and it was our position that the retroactive application of the regulation was contrary to established case law. In October 2011, the United States District Court for the District of Columbia issued its decision in Coalition for Common Sense in Government Procurement v. United States, No. 08-996 (D.D.C. Oct. 25, 2011) upholding the DoD’s regulation. That case has been appealed to the United States Circuit Court for the District of Columbia. It is uncertain whether such appeal will be successful. In addition, the foregoing court decision does not impact our currently pending request for a waiver of the retroactive rebate. As of March 31, 2012, we determined that our payment of the retroactive rebate (from January 28, 2008 to May 26, 2009) created by the regulation is neither reasonably estimable nor probable.

FDA Complaint. In March 2011, we filed a Citizens Petition, or a CP, with the FDA. The CP requested the FDA to refrain from granting tentative or final approval of any abbreviated New Drug Application, or ANDA, for bromfenac sodium ophthalmic solution 0.09% that utilizes the labeling for XIBROM, or omits any portion of the BROMDAY label relating to the once-per-day dosing. In May 2011, the FDA partially denied our CP and approved a generic version of XIBROM. In May 2011, we filed a Complaint in the United States District Court for the District of Columbia alleging that the FDA’s approval of a generic version of XIBROM was arbitrary, capricious, and contrary to law. We also filed papers seeking injunctive relief with respect to the FDA’s approval of a generic version of twice-daily XIBROM and relief from denial of our 2011 CP requesting that the FDA refrain from granting tentative or final approval of any ANDA that utilizes the labeling for XIBROM or omits any portion of the BROMDAY label relating to the once-per-day dosing. Although our request for a temporary injunction was denied by the court in May 2011, our subsequent motion for summary judgment seeking revocation of the approval of the generic bromfenac product, as well as the FDA’s counter-motion for summary judgment, have been fully briefed before the court.

        In October 2010, we submitted a supplemental New Drug Application, or sNDA, to add a 2.4 mL size to the already existing New Drug Application, or NDA, approval for 1.7 mL size of BROMDAY. In February 2011, the FDA’s Center for Drug Evaluation and Research, or CDER, issued a Complete Response letter, stating that the sNDA could not be approved because a single bottle should not be used to treat more than one eye in a post-operative setting. In May 2011, we requested a hearing on the proposal to deny approval of the sNDA. In August 2011, CDER issue a Notice of Opportunity for a Hearing, proposing to deny approval of the 2.4 mL size. The FDA was required to hold the hearing or grant itself summary judgment by December 3, 2011. In November 2011, we contacted CDER, saying it had violated its own rules by not commencing the hearing in time to meet the December 3 deadline. The FDA responded by saying that any ruling on the matter should be deferred until a meeting of the FDAs Dermatologic and Ophthalmic Drugs Advisory Committee, or DODAC, could be held on the issue of whether a single bottle should be used to treat more than one eye in a post-operative session. We then requested the FDA to grant summary judgment because of CDER’s persistent refusal to act on this matter or that CDER be ordered to commence a hearing forthwith.

On February 27, 2012, DODAC met to discuss the appropriateness of using a single bottle of anti-inflammatory drops to treat both eyes post-operatively and the appropriate fill volume of these drugs. DODAC agreed that it may be appropriate to use a single bottle for both eyes with a vote of five (5) “yes” votes, four (4) “no” votes, and two (2) abstentions. However, DODAC agreed that it is not appropriate to label a product for such use with a vote of one (1) “yes” vote and ten (10) “no” votes, mainly because there is no formal clinical study on this use. DODAC stated that the decision to use one bottle for two eyes should be entirely in the physician’s discretion.

Shareholder Class Action Complaints. We, our directors, Parent and Merger Sub were named as defendants in four putative class action complaints. The first case, captioned Hutt v. ISTA Pharmaceuticals, Inc., et al., C.A. 7367, was filed on March 29, 2012 in the Court of Chancery of the State of Delaware. An amended complaint was filed in the Hutt action on April 27, 2012. The plaintiff and Mr. Peter Barton Hutt, one of our directors, are not related. The second, third, and fourth complaints, captioned Salina v. ISTA Pharmaceuticals, Inc., et al., Hijab v. ISTA Pharmaceuticals, Inc., et al., and Kretz v. ISTA Pharmaceuticals, Inc., et al., were filed on or about April 5, 2012, April 10, 2012, and April 25, 2012 respectively, in the Superior Court for the State of California. On April 30, 2012, an amended complaint was filed in the Hijab action. The actions, purportedly brought on behalf of a class of stockholders, allege that our directors breached their fiduciary duties in connection with the proposed acquisition by, among other things, failing to disclose all material information concerning the Merger, and failing to maximize stockholder value and obtain the best financial and other terms and act in the best interests of public stockholders. The complaints further allege that Bausch & Lomb aided and abetted the directors’ purported breaches. The plaintiffs seek injunctive and other equitable relief, including enjoining us from consummating the Merger, and damages, in addition to fees and costs. On May 1, 2012, the plaintiff in the Salina action filed a request for voluntary dismissal of that case. We believe that the claims asserted in these suits are without merit and intend to vigorously defend these matters.

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

Income Taxes

We account for income taxes under the Income Tax Topic of the FASB ASC. As of March 31, 2012 and December 31, 2011, there are no unrecognized tax benefits included in the balance sheets that would, if recognized, affect the effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at March 31, 2012 and December 31, 2011, respectively and have not recognized interest and/or penalties in the statement of operations for the period ended March 31, 2012.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Quarterly Report on Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report on Form 10-Q, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the audited financial statements and the notes thereto and disclosures made under the captions “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “ Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended. We obtained the market data and industry information contained in this Quarterly Report on Form 10-Q from internal surveys, estimates, reports and studies, as appropriate, as well as from market research, publicly available information and industry publications. Although we believe our internal surveys, estimates, reports, studies and market research, as well as industry publications, are reliable, we have not independently verified such information, and, as such, we do not make any representation as to its accuracy.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited condensed financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended, and the unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q. References in this Quarterly Report on Form 10-Q to “ISTA,” “we,” “our,” “us,” or the “Company” refer to ISTA Pharmaceuticals, Inc.

Overview

We are a rapidly growing commercial-stage, multi-specialty pharmaceutical company developing, marketing and selling our own products in the United States, or the U.S., and Puerto Rico. We are the third largest branded prescription eye care business in the U.S. and have a growing allergy drug franchise. We have obtained product approvals for five prescription drugs in six years. We manufacture our finished good products through third-party contracts, and we in-license or acquire new products and technologies to add to our internal development efforts from time to time. Our products and product candidates seek to treat allergy and serious diseases of the eye and include therapies for ocular inflammation and pain, glaucoma, dry eye and ocular and nasal allergies. The U.S. prescription markets for 2011, which our therapies seek to address, include key segments of the $7.5 billion ophthalmic pharmaceutical market and the $2.5 billion nasal allergy market.

We currently have four products available for sale in the U.S. and Puerto Rico: once-daily BROMDAY (bromfenac ophthalmic solution) 0.09%, for the treatment of postoperative inflammation and reduction of ocular pain in patients who have undergone cataract extractions, BEPREVE (bepotastine besilate ophthalmic solution) 1.5%, for the treatment of ocular itching associated with allergic conjunctivitis, ISTALOL (timolol maleate ophthalmic solution) 0.05%, for the treatment of glaucoma, and VITRASE (hyaluronidase injection) ovine, 200 USP units/ml, for use as a spreading agent. At the beginning of 2011, we had one additional product available for sale, twice-daily XIBROM (bromfenac ophthalmic solution) 0.09%, a topical non-steroidal anti-inflammatory formulation of bromfenac for the treatment of ocular inflammation and pain following cataract surgery, or XIBROM. We stopped shipping XIBROM in February 2011. In addition, we have several eye and allergy product candidates in various stages of development, including treatments for dry eye, ocular inflammation and pain and nasal allergies.

We have incurred losses since inception and have a stockholders’ deficit of approximately $477 million at March 31, 2012.

Merger Agreement with Bausch & Lomb

On March 26, 2012, we entered into a definitive Agreement and Plan of Merger, or the Merger Agreement, with Bausch & Lomb Incorporated, a New York corporation, or Parent, and Inga Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent, or Merger Sub, and which together with Parent we refer to as Bausch & Lomb.

Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Merger Sub will merge with and into us, and we will become a wholly-owned subsidiary of Parent, which transaction we refer to as the Merger. At the effective time of the Merger, each share of our common stock issued and outstanding immediately prior thereto (other than shares owned by (i) any of our stockholders who are entitled to and who properly exercise, and do not withdraw or lose, appraisal rights under Section 262 of the General Corporation Law of the State of Delaware, (ii) us as treasury stock or (iii) Parent or any of its wholly-owned subsidiaries) will be converted automatically into the right to receive $9.10 in cash, without interest and less any applicable withholding taxes. Our Board of Directors unanimously approved the Merger Agreement and recommends that our stockholders vote to adopt the Merger Agreement.

The closing of the Merger is subject to customary closing conditions including, among others, adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon, the absence of any governmental order or law that makes the merger illegal or otherwise enjoins, restrains, prevents or prohibits consummation of the Merger, and, as a condition to Bausch & Lomb’s obligation to complete the Merger, the absence of a Company “material adverse effect” since the date of the Merger Agreement. On April 23, 2012, we filed a preliminary proxy statement with the Securities and Exchange Commission, or the SEC, relating to the special meeting for our shareholders to consider and vote on the proposal to adopt the Merger Agreement.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenues. Net revenues were approximately $34.0 million and $36.7 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

The decrease in revenues for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is primarily due to lower sales of bromfenac products, higher rebates recorded due to higher utilization under our managed care contracts and higher product return reserves, offset by higher sales of BEPREVE. The decrease in bromfenac product sales results from higher units shipped in 2011 as we had just launched BROMDAY and continued to ship XIBROM prior to stop shipping the product in February 2011.

The following table sets forth our net revenues for each of our products for the three months ended March 31, 2012 and 2011, respectively (dollars in millions), and the corresponding percentage change.

	Three Months Ended March 31,		% Change
	2012	2011
BROMDAY / XIBROM	$19.1	$23.0	-17%
BEPREVE	6.1	4.2	45%
ISTALOL	5.8	6.2	-6%
VITRASE	3.0	3.3	-9%

Total revenues	$34.0	$36.7	-7%

Gross margin and cost of products sold. Gross margin for the three months ended March 31, 2012 was 107% of net revenues, or $36.3 million, as compared to 75% of net revenues, or $27.5 million, for the three months ended March 31, 2011. Included in the gross margin for the three months ended March 31, 2012 is a $9.3 million one-time benefit to cost of products sold as a result of the settlement of our dispute with Senju. Excluding this one-time benefit, the gross margin for the three months ended March 31, 2012 was 79%. Excluding the settlement, the increase in the gross margin percentage for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 is primarily the reduction in the rate of royalties for BROMDAY and the growth in revenues and market share for BEPREVE. Cost of products sold (excluding the $9.3 million one-time benefit for the Senju royalty settlement) was $7.0 million for the three months ended March 31, 2012, as compared to $9.2 million for the three months ended March 31, 2011. Cost of products sold for the three months ended March 31, 2012 and 2011 consisted primarily of standard costs for each of our commercial products, distribution costs, royalties, inventory reserves and other costs of products sold. Excluding the settlement, the decrease in cost of products sold is primarily the result of lower net product sales and reduction in the royalty rate for BROMDAY.

Research and development expenses. Research and development expenses were $9.5 million for the three months ended March 31, 2012, as compared to $10.3 million for the three months ended March 31, 2011. The decrease in research and development expenses of $0.8 million is due to timing associated with the initiation and completion of clinical trials and medical affairs costs and partially offset by a $0.6 million milestone expense related to a $2 million milestone payment due to a third party for achievement of $50 million of cumulative net revenues of BEPREVE and higher costs associated with manufacturing development costs, as described below.

Generally, our research and development resources are not dedicated to a single project but are applied to multiple product candidates in our portfolio. As a result, we manage and evaluate our research and development expenditures generally by the type of costs incurred. We generally classify and separate research and development expenditures into amounts related to clinical development costs, regulatory costs, pharmaceutical development costs, manufacturing development costs, and medical affairs costs. In addition, we also record as research and development expenses any upfront and milestone payments to third parties prior to regulatory approval of a product candidate under our licensing agreements unless there is an alternative future use. For the three months ended March 31, 2012, approximately 47% of our research and development expenditures were for clinical development costs, 12% were for regulatory costs, 3% were for pharmaceutical development costs, 12% were for manufacturing development costs, 15% were for medical affairs costs, 7% were for a milestone accrual and 4% were for stock-based compensation costs ($0.3 million).

Changes in our research and development expenses are primarily due to the following:

•

Clinical Development Costs — Overall clinical development costs, which include clinical investigator fees, clinical trial monitoring costs, data management and statistical analysis, were $4.5 million for the three months ended March 31, 2012 as compared to $5.9 million for the three months ended March 31, 2011. The decrease in costs resulted from the timing of our current ongoing BEPOSONE clinical trial as compared to higher clinical study activity in 2011 related to the Phase 2 BEPOMAX clinical trials, start-up costs related to a clinical trial for PROLENSA and our dry eye clinical trials in 2011.

•

Regulatory Costs — Regulatory costs, which include compliance expenses for existing products and other activity for pipeline projects, were $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

•

Pharmaceutical Development Costs — Pharmaceutical development costs, which include costs related to the testing and development of our pipeline products, were $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

•

Manufacturing Development Costs — Manufacturing development costs, which include costs related to production scale-up and validation, raw material qualification, and stability studies, were $1.2 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. The increase in the costs relate to a higher number of animal studies and manufacturing development costs associated with our dry eye products.

•

Medical Affairs Costs — Medical affairs costs, which include activities that relate to medical information and communication in support of our products, were $1.4 million for the three months ended March 31, 2012 compared to $2.0 million for the three months ended March 31, 2011, or a decrease of $0.6 million. The decrease is primarily attributable to lower personnel costs and continuing medical education costs, which were higher in 2011 due to the launch of BROMDAY.

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

Selling, general and administrative expenses. Selling, general and administrative expenses were $28.4 million for the three months ended March 31, 2012, as compared to $26.9 million for the three months ended March 31, 2011. The $1.5 million increase primarily reflects higher expenses related to sales, promotion and marketing of our products of $0.6 million, higher general and administration expenses of $0.4 million and higher stock based compensation of $0.5 million. The increase in general and administration expenses is due primarily to costs incurred as part of our strategic option process ($3.9 million) and costs for ongoing litigation ($0.7 million), offset by costs incurred in 2011 related to a failed acquisition ($4.5 million). In connection with the our strategic option process, pursuant to the terms of our financial advisor’s engagement letters with us, our financial advisor has previously received a fee of $0.8 million for services rendered in connection with the Merger and strategic defense of the Company, invoiced a fee of $2.5 million (which has not yet been paid) upon announcement of the Merger and is entitled to receive a contingent fee our financial advisor has estimated to be approximately $7.5 million if the Merger is consummated. In addition, under its engagement letters with us, our financial advisor invoiced a separate defense advisory fee of $4.4 million, $2.6 million of which our financial advisor has offered to credit against the contingent fee to be paid to it by us if the Merger is consummated, and the contingent fee, the defense advisory fee and any unpaid transaction expenses are paid to our financial advisor within one business day thereafter.

Stock-based compensation costs. Total stock-based compensation costs for the three months ended March 31, 2012 and 2011 were $1.5 million and $1.0 million, respectively. The increase in the cost of $0.5 million was primarily due to higher compensation recorded during the three months ended March 31, 2012, stock options, restricted stock awards, stock appreciation rights and phantom stock granted during the three months ended December 31, 2011, which were not present in 2011. For the three months ended March 31, 2012 and 2011, we granted stock options to employees to purchase 44,250 shares of common stock (at a weighted average exercise price of $8.03 per share) and 635,940 shares of common stock (at a weighted average exercise price of $6.60 per share), respectively, equal to the fair market value of our common stock at the time of grant. We did not issue any restricted stock awards during the three months ended March 31, 2012 as compared to issuing 139,543 restricted stock awards for the three months ended March 31, 2011. Included in stock-based compensation costs were $0.2 million and $0.1 million for each of the three months ended March 31, 2012 and 2011, related to restricted stock awards and $0.1 million related to stock appreciation rights and phantom stock issued during the three months ended December 31, 2011. No similar costs were recorded in 2011 related to the stock appreciation rights or phantom stock.

Interest expense. Interest expense was $1.4 million for the three months ended March 31, 2012 as compared to $2.1 million for the three months ended March 31, 2011. Interest cost were lower during the three months ended March 31, 2012 as we repaid $21.5 million on our Facility Agreement (as described below) in 2011. The components of interest expense are as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Interest related to the Facility Agreement	$0.7	$1.1
Amortization of the discount on the Facility Agreement	0.5	0.6
Amortization of deferred financing costs	0.2	0.2
Amortization of derivative on the Facility Agreement	—	0.1
Interest related to the Revolving Credit Facility	—	0.1

Interest expense	$1.4	$2.1

Loss on derivative valuation. During the three months ended March 31, 2012, we incurred a loss of $1.7 million on the derivative valuation as compared to no change in the derivative value for the three months ended March 31, 2011. During the three months ended March 31, 2012, the value of the derivative, which is related to certain change in control transactions under our Facility Agreement, increased as a result of our decision to enter into the Merger Agreement with Bausch & Lomb.

Loss on warrant valuation. For the three months ended March 31, 2012, we recorded a non-cash valuation loss of $13.0 million or $0.31 per basic and diluted share as compared to a non-cash valuation loss of $72.2 million, or $2.14 per basic and diluted share for the three months ended March 31, 2011. The change in the valuation of the warrants for the three months ended March 31, 2012 was primarily driven by a decrease in our stock price and a reduction in the number of outstanding warrants at March 31, 2012 as compared to those at March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had $53.7 million in cash and working capital of $2.2 million. One-third of our $65 million Facility Agreement (or $21.5 million) is due in September 2012 and we anticipate making the repayment out of cash on hand. Historically, we have financed our operations primarily through sales of our debt and equity securities and cash receipts from product sales. Since March 2000, we have received gross proceeds of approximately $347.2 million from sales of our common stock and the issuance of promissory notes and convertible debt.

For the three months ended March 31, 2012, we used $9.0 million of cash from operations. This was primarily the result of a net loss ($17.8 million), the gain on the royalty settlement with Senju ($9.3 million) and a net increase in working capital ($0.5 million); and partially offset by a non-cash loss on warrant valuation ($13.0 million) and by certain other non-cash charges ($4.6 million). Non-cash charges consisted primarily of change in value of the derivative under the Facility Agreement ($1.7 million), stock-based compensation costs ($1.5 million), amortization of discounts on the Facility Agreement ($0.5 million), depreciation and amortization ($0.6 million), amortization of deferred financing costs ($0.2 million) and amortization of intangible assets ($0.1 million). The reduction in working capital was primarily due to the payment to Senju of $24 million for past due royalties offset by decreases in accounts receivable, net, and increases in accounts payable and other liabilities. For the three months ended March 31, 2011, we used $3.1 million of cash from operations, primarily the result of the decrease of accrued compensation costs and other accrued expenses. We incurred a net loss of $84.1 million, which included a non-cash loss on warrant valuation ($72.2 million) and other non-cash charges of $2.6 million. Non-cash charges consisted primarily of stock-based compensation costs ($1.0 million), amortization of discounts on the Facility Agreement ($0.7 million), depreciation and amortization ($0.6 million) and amortization of deferred financing costs ($0.3 million).

For the three months ended March 31, 2012 and 2011, we used $0.5 million and $0.3 million of cash from investing activities, respectively, primarily due to the purchases of equipment.

For the three months ended March 31, 2012, we used cash of $8.4 million, primarily for net repayments under our Revolving Credit Facility ($9.0 million), partially offset by exercises of stock options granted to our employees ($0.6 million). For the three months ended March 31, 2011, we generated cash from financing activities of $0.5 million, primarily from exercises of stock options granted to our employees.

We believe that current cash and cash equivalents, together with amounts available for borrowing under our Revolving Credit Facility and cash generated from operations, will be sufficient to meet anticipated cash needs for operating and capital expenditures for the next 12 months.

We have a stockholders’ deficit of approximately $64.8 million (including non-cash valuation warrant adjustments of $119.7 million) through March 31, 2012.

        Under our Revolving Credit Facility, we may borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable, plus the lesser of 25% of net cash and cash equivalents or $10.0 million. As of March 31, 2012, we had $25.0 million available under the Revolving Credit Facility, of which we borrowed $15.0 million. All outstanding amounts under the Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate. In no event shall the interest rate on outstanding borrowings be less than 4.00%, which is payable on a monthly basis. The Revolving Credit Facility also contains customary covenants regarding the operation of our business and financial covenants relating to ratios of current assets to current liabilities and tangible net worth and is collateralized by all of our assets. An event of default under the Revolving Credit Facility will occur if, among other things, (i) we are delinquent in making payments of principal or interest on the Revolving Credit Facility; (ii) we fail to cure a breach of a covenant or term of the Revolving Credit Facility; (iii) we make a representation or warranty under the Revolving Credit Facility that is materially inaccurate; (iv) we are unable to pay our debts as they become due, certain bankruptcy proceedings are commenced or certain orders are granted against us, or we otherwise become insolvent; or (v) an acceleration event occurs under certain types of other indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Silicon Valley Bank could be accelerated, such that it becomes immediately due and payable. As of March 31, 2012, we were in compliance with all of the covenants under the Revolving Credit Facility.

All amounts borrowed under the Revolving Credit Facility were repaid in April 2012. The Revolving Credit Agreement can be terminated by us as long as all outstanding principal and accrued and unpaid interest is paid and we intend to terminate the Revolving Credit Facility if the Merger is consummated. If we terminate the agreement, a make-whole premium of approximately $0.1 million will also be due and payable. The Revolving Credit Facility otherwise expires on March 31, 2013.

We have a facility agreement, or the Facility Agreement, with certain accredited institutional investors, collectively known as Lenders. On March 31, 2012, we had total indebtedness under the Facility Agreement of $43.6 million, which excludes unamortized discounts of $2.0 million and the value of the derivative of $4.1 million. Outstanding amounts under the Facility Agreement accrue interest at a rate of 6.5% per annum, payable quarterly in arrears. We are required to repay the Lenders 33% of the original principal amount (or $21.5 million) on September 26, 2012, and 34% of the original principal amount (or $22.0 million) on September 26, 2013.

Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to repay 110% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon, or a Put Election. An event of default under the Facility Agreement will occur if, among other things, (i) we fail to make payment when due; (ii) we fail to comply in any material respect with any covenant of the Facility Agreement, and such failure is not cured; (iii) any representation or warranty made by us in any transaction document was incorrect, false, or misleading in any material respect as of the date it was made; (iv) we are generally unable to pay our debts as they become due or a bankruptcy or similar proceeding is commenced by or against us; or (v) cash and cash equivalents on the last day of each calendar quarter are less than $10 million. The Facility Agreement also contains customary covenants regarding operations of our business. As of March 31, 2012, we were in compliance with all the covenants under the Facility Agreement.

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

Because the consummation of certain change in control transactions results in a premium of the outstanding principal, the premium put feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. During the three months ended March 31, 2012, we announced that Bausch & Lomb and we had entered into the Merger Agreement (see Merger Agreement with Bausch & Lomb above) and we have received from each Lender a Put Election. Since this transaction would have the effect of a change in control and would trigger the premium of the outstanding principal amount due under the Facility Agreement, we have recorded the value of the derivative at a significantly high probability of the change in control transaction . The value of the derivative at March 31, 2012 was $4.1 million and adjusted through other expense.

Legal Proceedings

Bromfenac Royalty Litigation: In April 2010, we stopped making royalty payments and initiated legal action against Senju seeking a declaratory judgment with regard to our royalty obligations in connection with bromfenac products and a recovery of overpaid XIBROM royalties and other damages. The only U.S. patent applicable to XIBROM and, now to BROMDAY, expired in January 2009 and, according to U.S. case law and the terms of our license agreement with Senju, we asserted that no bromfenac product royalties are due after patent expiration. In August 2010, the U.S. District Court for the Central District of California stayed our action against Senju, and, in September 2010, Senju initiated an arbitration proceeding regarding the same dispute with the International Chamber of Commerce, or the ICC. In March 2012, we settled all outstanding claims with Senju and entered into the Fourth Amendment of our bromfenac license agreement with Senju. In connection with the Fourth Amendment, we made a one-time payment of $24 million to Senju. As a result, for the three months ended March 31, 2012, we reduced our royalties payable balance by $33.3 million, resulting in a one-time benefit to cost of products sold of $9.3 million. Effective January 1, 2012, royalties to be paid on future revenues of BROMDAY were reduced by approximately one-half.

In June 2010, we stopped making royalty payments and initiated a legal action by filing a Complaint against AcSentient, seeking a declaratory judgment with regard to our bromfenac royalty obligations under the Asset Purchase Agreement dated May 3, 2002 between AcSentient and us. The only U.S. patent applicable to XIBROM and, now, to BROMDAY expired in January 2009 and, according to U.S. case law and the terms of our agreement with AcSentient, we believe no XIBROM and BROMDAY royalties are due after patent expiration. A declaratory judgment that we are seeking from the court in regard to royalty obligations to AcSentient may apply not only to XIBROM, but also to BROMDAY, which was approved by the FDA in October 2010. In November 2010, the Superior Court of the State of California, County of Orange stayed our case against AcSentient and ruled that the dispute had to be arbitrated. We will have an opportunity to appeal that court’s ruling after the final judgment is entered by the court. In January 2011, AcSentient filed a request for arbitration with the ICC. This arbitration is in its early stages.

There can be no assurance about when or how the AcSentient dispute will be resolved, and we cannot predict the final outcome or financial impact. The parties could elect to settle the dispute, allow the dispute to be resolved in arbitration or the U.S. courts. Until this dispute is resolved, for accounting purposes, we have been and intend to continue to reserve for BROMDAY and XIBROM royalties, which would have been payable to AcSentient if the relevant contractual royalty obligations were existing and enforceable. As of March 31, 2012, we had approximately $5.3 million reserved for such contingent XIBROM and BROMDAY royalties.

Subpoenas From the U.S. Attorney, Western District of New York. In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to XIBROM. We are cooperating with the government’s investigation. From April 2008 through March 31, 2012, we have incurred approximately $6.0 million in legal fees associated with this criminal investigation and expect to incur significant expenses in the future. In October 2011, we, and certain of our officers and current and former employees received correspondence from the government identifying them as targets. Tolling agreements have been executed to allow cooperation and discussions regarding resolution. The Company has executed indemnification agreements with each of the individual targets, and each target has executed a corresponding undertaking agreement. If the government chooses to engage in civil litigation or initiate a criminal prosecution against us, our officers or our current or former employees, as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such actions or pay or incur substantial fines or penalties, on behalf of ourselves, our officers or our current or former employees, any of which could significantly deplete our cash resources. The case is ongoing and the likelihood of an unfavorable outcome and/or the amount/range of loss or additional expenses, cannot be reasonably estimated.

TRICARE Retail Pharmacy Program. Section 703 of the National Defense Authorization Act of 2008, enacted on January 28, 2009, requires that pharmaceutical products purchased through the Department of Defense, or DoD, TRICARE Retail Pharmacy program be subject to the Federal Ceiling Price discount under the Veterans Health Care Act of 1992. DoD issued a rule pursuant to Section 703 that requires manufacturers to provide DoD with a quarterly refund on pharmaceutical products utilized through the TRICARE Retail Pharmacy program, and to pay rebates to DoD on TRICARE Retail Pharmacy purchases retroactive to January 28, 2008. We have requested a waiver of the retroactive rebate for TRICARE Retail Pharmacy utilization for the period from January 28, 2008 to May 26, 2009 (the effective date of the DoD rule). In addition, the regulation was the subject of litigation by others, and it was our position that the retroactive application of the regulation was contrary to established case law. In October 2011, the United States District Court for the District of Columbia issued its decision in Coalition for Common Sense in Government Procurement v. United States, No. 08-996 (D.D.C. Oct. 25, 2011) upholding the DoD’s regulation. That case has been appealed to the United States Circuit Court for the District of Columbia. It is uncertain whether such appeal will be successful. In addition, the foregoing court decision does not impact our currently pending request for a waiver of the retroactive rebate. As of March 31, 2012, we determined that our payment of the retroactive rebate (from January 28, 2008 to May 26, 2009) created by the regulation is neither reasonably estimable nor probable.

FDA Complaint. In March 2011, we filed a Citizens Petition, or a CP, with the Food and Drug Administration, or the FDA. The CP requested the FDA to refrain from granting tentative or final approval of any abbreviated New Drug Application, or ANDA, for bromfenac sodium ophthalmic solution 0.09% that utilizes the labeling for XIBROM, or omits any portion of the BROMDAY label relating to the once-per-day dosing. In May 2011, the FDA partially denied our CP and approved a generic version of XIBROM. In May 2011, we filed a Complaint in the United States District Court for the District of Columbia alleging that the FDA’s approval of a generic version of XIBROM was arbitrary, capricious, and contrary to law. We also filed papers seeking injunctive relief with respect to the FDA’s approval of a generic version of twice-daily XIBROM and relief from denial of our 2011 CP requesting that the FDA refrain from granting tentative or final approval of any ANDA that utilizes the labeling for XIBROM or omits any portion of the BROMDAY label relating to the once-per-day dosing. Although our request for a temporary injunction was denied by the court in May 2011, our subsequent motion for summary judgment seeking revocation of the approval of the generic bromfenac product, as well as the FDA’s counter-motion for summary judgment, have been fully briefed before the court.

In October 2010, we submitted a supplemental New Drug Application, or sNDA, to add a 2.4 mL size to the already existing New Drug Application, or NDA, approval for 1.7 mL size of BROMDAY. In February 2011, the FDA’s Center for Drug Evaluation and Research, or CDER, issued a Complete Response letter, stating that the sNDA could not be approved because a single bottle should not be used to treat more than one eye in a post-operative setting. In May 2011, we requested a hearing on the proposal to deny approval of the sNDA. In August 2011, CDER issue a Notice of Opportunity for a Hearing, proposing to deny approval of the 2.4 mL size. The FDA was required to hold the hearing or grant itself summary judgment by December 3, 2011. In November 2011, we contacted CDER, saying it had violated its own rules by not commencing the hearing in time to meet the December 3 deadline. The FDA responded by saying that any ruling on the matter should be deferred until a meeting of the FDAs Dermatologic and Ophthalmic Drugs Advisory Committee, or DODAC, could be held on the issue of whether a single bottle should be used to treat more than one eye in a post-operative session. We then requested the FDA to grant summary judgment because of CDER’s persistent refusal to act on this matter or that CDER be ordered to commence a hearing forthwith.

On February 27, 2012, DODAC met to discuss the appropriateness of using a single bottle of anti-inflammatory drops to treat both eyes post-operatively and the appropriate fill volume of these drugs. DODAC agreed that it may be appropriate to use a single bottle for both eyes with a vote of five (5) “yes” votes, four (4) “no” votes, and two (2) abstentions. However, DODAC agreed that it is not appropriate to label a product for such use with a vote of one (1) “yes” vote and ten (10) “no” votes, mainly because there is no formal clinical study on this use. DODAC stated that the decision to use one bottle for two eyes should be entirely in the physician’s discretion.

Shareholder Class Action Complaints. We, our directors, Parent and Merger Sub were named as defendants in four putative class action complaints. The first case, captioned Hutt v. ISTA Pharmaceuticals, Inc., et al., C.A. 7367, was filed on March 29, 2012 in the Court of Chancery of the State of Delaware. An amended complaint was filed in the Hutt action on April 27, 2012. The plaintiff and Mr. Peter Barton Hutt, one of our directors, are not related. The second, third, and fourth complaints, captioned Salina v. ISTA Pharmaceuticals, Inc., et al., Hijab v. ISTA Pharmaceuticals, Inc., et al., and Kretz v. ISTA Pharmaceuticals, Inc., et al., were filed on or about April 5, 2012, April 10, 2012, and April 25, 2012 respectively, in the Superior Court for the State of California. On April 30, 2012, an amended complaint was filed in the Hijab action. The actions, purportedly brought on behalf of a class of stockholders, allege that our directors breached their fiduciary duties in connection with the proposed acquisition by, among other things, failing to disclose all material information concerning the Merger, and failing to maximize stockholder value and obtain the best financial and other terms and act in the best interests of public stockholders. The complaints further allege that Bausch & Lomb aided and abetted the directors’ purported breaches. The plaintiffs seek injunctive and other equitable relief, including enjoining us from consummating the Merger, and damages, in addition to fees and costs. On May 1, 2012, the plaintiff in the Salina action filed a request for voluntary dismissal of that case. We believe that the claims asserted in these suits are without merit and intend to vigorously defend these matters.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

All outstanding amounts under our Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate. In no event shall the interest rate on outstanding borrowings be less than 4.00%. Interest is payable on a monthly basis and may expose us to market risk due to changes in interest rates. As of March 31, 2012, we had $15.0 million in borrowings under our Revolving Credit Facility. The interest rate at March 31, 2012 was 4.00%. A 10% change in interest rates on our Revolving Credit Facility would not have had a material effect on our net income for the three months ended March 31, 2012.

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

Changes in internal control over financial reporting

We have not made any significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Subpoenas From the U.S. Attorney, Western District of New York. In April 2008, we received subpoenas from the office of the U.S. Attorney for the Western District of New York requesting information regarding the marketing activities related to XIBROM. We are cooperating with the government’s investigation. From April 2008 through March 31, 2012, we have incurred approximately $6.0 million in legal fees associated with this criminal investigation and expect to incur significant expenses in the future. In October 2011, we, and certain of our officers and current and former employees received correspondence from the government identifying them as targets. Tolling agreements have been executed to allow cooperation and discussions regarding resolution. The Company has executed indemnification agreements with each of the individual targets, and each target has executed a corresponding undertaking agreement. If the government chooses to engage in civil litigation or initiate a criminal prosecution against us, our officers or our current or former employees, as a result of its review of the requested documents and other evidence, we may have to incur significant amounts to defend such actions or pay or incur substantial fines or penalties, on behalf of ourselves, our officers or our current or former employees, any of which could significantly deplete our cash resources. The case is ongoing and the likelihood of an unfavorable outcome and/or the amount/range of loss or additional expenses, cannot be reasonably estimated.

FDA Complaint. In March 2011, we filed a Citizen Petition, or a CP, with the FDA. The CP requested the FDA to refrain from granting tentative or final approval of any ANDA for bromfenac sodium ophthalmic solution 0.09% that utilizes the labeling for XIBROM, or omits any portion of the BROMDAY label relating to the once-per-day dosing. In May 2011, the FDA partially denied our CP and approved a generic version of XIBROM. In May 2011, we filed a Complaint in the United States District Court for the District of Columbia alleging that the FDA’s approval of a generic version of XIBROM was arbitrary, capricious, and contrary to law. We also filed papers seeking injunctive relief with respect to the FDA’s approval of a generic version of twice-daily XIBROM and relief from denial of our 2011 CP requesting that the FDA refrain from granting tentative or final approval of any ANDA that utilizes the labeling for XIBROM or omits any portion of the BROMDAY label relating to the once-per-day dosing. Although our request for a temporary injunction was denied by the court in May 2011, our subsequent motion for summary judgment seeking revocation of the approval of the generic bromfenac product, as well as the FDA’s counter-motion for summary judgment, have been fully briefed before the court.

        In October 2010, we submitted a sNDA to add a 2.4 mL size to the already existing NDA approval for 1.7 mL size of BROMDAY. In February 2011, the FDA’s Center for Drug Evaluation and Research, or CDER, issued a Complete Response letter, stating that the sNDA could not be approved because a single bottle should not be used to treat more than one eye in a post-operative setting. In May 2011, we requested a hearing on the proposal to deny approval of the sNDA. In August 2011, CDER issue a Notice of Opportunity for a Hearing, proposing to deny approval of the 2.4 mL size. The FDA was required to hold the hearing or grant itself summary judgment by December 3, 2011. In November 2011, we contacted CDER, saying it had violated its own rules by not commencing the hearing in time to meet the December 3 deadline. The FDA responded by saying that any ruling on the matter should be deferred until a meeting of the FDA’s Dermatologic and Ophthalmic Drugs Advisory Committee, or DODAC, could be held on the issue of whether a single bottle should be used to treat more than one eye in a post-operative session. We then requested the FDA to grant summary judgment because of CDER’s persistent refusal to act on this matter or that CDER be ordered to commence a hearing forthwith.

On February 27, 2012, DODAC met to discuss the appropriateness of using a single bottle of anti-inflammatory drops to treat both eyes post-operatively and the appropriate fill volume of these drugs. DODAC agreed that it may be appropriate to use a single bottle for both eyes with a vote of five (5) “yes” votes, four (4) “no” votes, and two (2) abstentions. However, DODAC agreed that it is not appropriate to label a product for such use with a vote of one (1) “yes” vote and ten (10) “no” votes, mainly because there is no formal clinical study on this use. DODAC stated that the decision to use one bottle for two eyes should be entirely in the physician’s discretion.

Shareholder Class Action Complaints. We, our directors, Parent and Merger Sub were named as defendants in four putative class action complaints. The first case, captioned Hutt v. ISTA Pharmaceuticals, Inc., et al., C.A. 7367, was filed on March 29, 2012 in the Court of Chancery of the State of Delaware. An amended complaint was filed in the Hutt action on April 27, 2012. The plaintiff and Mr. Peter Barton Hutt, one of our directors, are not related. The second, third, and fourth complaints, captioned Salina v. ISTA Pharmaceuticals, Inc., et al., Hijab v. ISTA Pharmaceuticals, Inc., et al., and Kretz v. ISTA Pharmaceuticals, Inc., et al., were filed on or about April 5, 2012, April 10, 2012, and April 25, 2012 respectively, in the Superior Court for the State of California. On April 30, 2012, an amended complaint was filed in the Hijab action. The actions, purportedly brought on behalf of a class of stockholders, allege that our directors breached their fiduciary duties in connection with the proposed acquisition by, among other things, failing to disclose all material information concerning the Merger, and failing to maximize stockholder value and obtain the best financial and other terms and act in the best interests of public stockholders. The complaints further allege that Bausch & Lomb aided and abetted the directors’ purported breaches. The plaintiffs seek injunctive and other equitable relief, including enjoining us from consummating the Merger, and damages, in addition to fees and costs. On May 1, 2012, the plaintiff in the Salina action filed a request for voluntary dismissal of that case. We believe that the claims asserted in these suits are without merit.

Item 1A.	Risk Factors.

Information about material risks related to our business, financial condition and results of operations for the quarterly period ended March 31, 2012 does not materially differ from that described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as amended, as filed with the SEC on February 27, 2012, other than the following additional risk factor:

The proposed transaction with Bausch & Lomb is subject to certain closing conditions that could result in the Merger not being completed, which may in turn result in a decline in the price of our common stock.

The proposed Merger with Inga Acquisition Corporation, a wholly-owned subsidiary of Bausch & Lomb Incorporated is subject to customary closing conditions including, among others, adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon, the absence of any governmental order or law that makes the merger illegal or otherwise enjoins, restrains, prevents or prohibits consummation of the Merger, and as a condition to Bausch & Lomb’s obligation to complete the Merger, the absence of a Company “material adverse effect” since the date of the Merger Agreement and but is not subject to any condition with regard to financing the transaction. Many of the conditions to closing are outside of our control. If any condition to the closing of the Merger is not satisfied or, if permissible, waived, the Merger will not be completed. Furthermore, certain lawsuits have been filed challenging the Merger. These lawsuits could result in the Merger not being completed or in a delay in the completion of the Merger.

If we do not complete the Merger, the price of our common stock may decline significantly from the current market price which reflects a market assumption that the Merger will be completed with stockholders receiving $9.10 in cash for each common share held. We also will be obligated to pay certain professional fees and related expenses in connection with the Merger, whether or not the Merger is completed. In addition, we have expended, and will continue to expend, significant management resources in connection with the Merger.

Items	2 – 5. Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description

10.39	Fourth Amendment to Bromfenac License Agreement dated March 26, 2012, by and between Senju Pharmaceutical Co. Ltd. and the Registrant.(1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101	The following materials furnished from the ISTA Pharmaceuticals, Inc. Annual Report on Form 10-Q for the three months ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Balance Sheets (ii) the Statements of Operations and Comprehensive Income, (iii) the Statements of Cash Flows and (iv) the Notes to the Financial Statements, tagged as blocks of text.
(1)	Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to ISTA’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISTA PHARMACEUTICALS, INC. (Registrant)

Dated: May 4, 2012	/S/ VICENTE ANIDO, JR., Ph.D.

Vicente Anido, Jr., Ph.D. President and Chief Executive Officer

Dated: May 4, 2012	/S/ LAUREN P. SILVERNAIL

Lauren P. Silvernail Chief Financial Officer and Vice President, Corporate Development

INDEX TO EXHIBITS

Exhibit Number	Description

10.39	Fourth Amendment to Bromfenac License Agreement dated March 26, 2012, by and between Senju Pharmaceutical Co. Ltd. and the Registrant.(1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101	The following materials furnished from the ISTA Pharmaceuticals, Inc. Annual Report on Form 10-Q for the three months ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Balance Sheets (ii) the Statements of Operations and Comprehensive Income, (iii) the Statements of Cash Flows and (iv) the Notes to the Financial Statements, tagged as blocks of text.
(1)	Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to ISTA’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act of the Securities Exchange Act of 1934.